Form 10-Q
period 1996-03-31
FYI INC
filed 1996-05-15
CIK 936931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____________ to
____________

                         Commission file number 0-27444

                              F.Y.I.  INCORPORATED
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 75-2560895
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                 No.)

3232 McKinney Avenue, Suite 900, Dallas, Texas               75204
   (Address of principal executive offices)                (Zip code)


      Registrant's telephone number, including area code (214) 953-7555

          2911 Turtle Creek Boulevard, Suite 300, Dallas, Texas 75219
                               (Former address)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X              No
                      -------             -------

         As of April 30, 1996, 5,269,615 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1996

                                     INDEX

PART I.       FINANCIAL INFORMATION
              ---------------------

Item 1  Financial Statements                                                       3

        Consolidated Balance Sheets - December 31, 1995 and March 31, 1996         4
            (unaudited)

        Consolidated Statements of Operations - Three months ended March 31,
            1996 and three months ended March 31, 1995 (unaudited)                 5

        Consolidated Statement of Cash Flows - Three months ended March 31,
            1996 and three months ended March 31, 1995 (unaudited)                 6

        Notes to financial statements - March 31, 1996 (unaudited)                 7

Item 2  Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                          9

PART II.      OTHER INFORMATION
              -----------------

Item 6  Exhibits and Reports on Form 8-K                                           12

SIGNATURES                                                                         13

Index to Exhibits                                                                  14

PART I.       FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

General Information

    F.Y.I. Incorporated ("FYI") was incorporated in September 1994 for the purpose of creating a national provider of document management services in various industries, primarily healthcare, professional and legal services and financial services. Simultaneously with the closing of its initial public offering (the "Offering") on January 23, 1996, FYI and separate wholly owned subsidiaries acquired (the "Merger") seven companies (the "Founding Companies") located in California, Maryland, Texas, Pennsylvania, and Michigan. The consideration for the stock of the Founding Companies consisted of a combination of cash and common stock of FYI.

    Between September 1994 and the consummation of the Offering, FYI had not conducted any operations and all activities until the Offering related to the Merger and the Offering. For accounting purposes and for the purposes of the presentation of the financial statements herein, January 31, 1996, has been used as the effective date of the Merger.

    Operating results for the interim periods is not necessarily indicative of the results for full years. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements of FYI and the Founding Companies and the notes thereto included in FYI's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on April 10, 1996, as amended by FYI's Form 10-K/A, filed with the Commission on April 29, 1996.

                      F.Y.I. Incorporated and Subsidiaries
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                                           December 31,   March 31,
                                                               1995         1996
                                                           -----------   ----------
                                  ASSETS                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                  $   52       $10,037
  Accounts receivable and notes receivable, less allowance        -         8,369
  Accounts receivable, officers and employees                     -            77
  Inventory                                                       -           349
  Prepaid expenses and other current assets                      52           499
                                                             ------       -------
     Total current assets                                       104        19,331

PROPERTY, PLANT AND EQUIPMENT, net                               15         5,116
GOODWILL, DEFERRED OFFERING COSTS AND
  OTHER INTANGIBLES                                           2,190         1,749
ACCOUNTS RECEIVABLE, OFFICER - LONG TERM                          -           644
OTHER NONCURRENT ASSETS                                           6           559
                                                             ------       -------

     Total assets                                            $2,315       $27,399
                                                             ======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   $1,101       $ 7,155
  Short-term obligations                                          -            47
  Current maturities of long-term obligations                     -           227
                                                             ------       -------
     Total current liabilities                                1,101         7,429

LONG-TERM OBLIGATIONS,
  net of current maturities                                       -           634

DEFERRED INCOME TAXES,
  net of current portion                                          -           129
                                                             ------       -------

     Total liabilities                                        1,101         8,192
                                                             ------       -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, Series A, $.01 par value, 1,000,000
    and 0 shares authorized, 9,000 and 0 shares issued
    and outstanding at December 31, 1995 and March 31,
    1996, respectively                                            -             -
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, 0 shares issued and outstanding                   -             -
  Common stock, $.01 par value, 26,000,000 shares
     authorized 663,125 and 5,269,615 shares issued
     and outstanding at December 31, 1995 and March 31,
     1996, respectively                                           7            53
  Additional paid-in-capital                                  1,207        18,756
  Retained earnings                                               -           398
                                                             ------       -------
     Total stockholders' equity                               1,214        19,207
                                                             ------       -------
          Total liabilities and stockholders' equity         $2,315       $27,399
                                                             ======       =======

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. Incorporated and Subsidiaries
                     Consolidated Statements of Operations
                   (dollars in thousands, except share data)
                                   (unaudited)

                                                    Three months ended
                                              -----------------------------
                                              March 31,          March 31,
                                                 1995               1996
                                              ----------         ----------
REVENUES:
 Service revenue                                  $-               $7,407
 Product revenue                                   -                  913
 Other revenue                                     -                   93
                                                  --               ------
   Total revenue                                   -                8,413

COST OF SERVICES                                   -                4,701
COST OF PRODUCTS SOLD                              -                  718
DEPRECIATION                                       -                  212
                                                  --                -----
            Gross profit                           -                2,782
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       -                2,253
                                                  --                -----
            Operating income                       -                  529
OTHER (INCOME) EXPENSE:
   Interest expense                                -                   14
   Interest income                                 -                 (106)
   Other                                           -                  (39)
                                                  --                -----
            Income before income taxes             -                  660
PROVISION FOR INCOME TAXES                         -                  262
                                                  --                -----
NET INCOME                                        $-                 $398
                                                  ==                =====

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         -                5,286
                                                  ==                =====

NET INCOME PER COMMON SHARE                       $-                 $.08
                                                  ==                =====

      The accompanying notes are an integral part of these financial statements.

                      F.Y.I. Incorporated and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                 Three months ended
                                                                --------------------
                                                                March 31,  March 31,
                                                                  1995       1996
                                                                ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $    -      $   398
 Adjustments to reconcile net income to net cash provided
     by operating activities
     Amortization and depreciation                                   -          305
     Change in operating assets and liabilities:
        Accounts receivable                                          -         (220)
        Inventories                                                  -          (51)
        Prepaid expenses and other assets                            -        2,022
        Accounts payable and accrued liabilities                     -           59
                                                                ------      -------
           Net cash provided by operating activities                 -        2,513

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                      (4)        (617)
     Cash paid for acquisitions, net of cash received                -       (6,509)
                                                                ------      -------
           Net cash used for investing activities                   (4)      (7,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of underwriting
        discounts and other costs                                 (128)      22,280
     Proceeds from preferred stock issuance                        135            -
     Principal payments on short-term obligations                    -           (2)
     Principal payments on long-term obligations                     -       (7,680)
                                                                 ------     -------
           Net cash provided by financing activities                 7       14,598

NET INCREASE IN CASH AND CASH EQUIVALENTS                            3        9,985

CASH AND CASH EQUIVALENTS, beginning of period                     669           52
                                                                ------      -------

CASH AND CASH EQUIVALENTS, end of period                        $  672      $10,037
                                                                ======      =======

      The accompanying notes are an integral part of these financial statements.

                      F.Y.I. Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION:

    Simultaneously with the closing of its initial public offering (the "Offering") on January 23, 1996, F.Y.I. Incorporated ("FYI") and separate wholly owned subsidiaries (the "Company") acquired by merger (the "Merger") seven companies (the "Founding Companies") located in California, Maryland, Texas, Pennsylvania, and Michigan. The consideration for the stock of the Founding Companies consisted of a combination of cash and common stock of FYI.

    In the opinion of FYI's management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 1996, its results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996, and 1995. All significant intercompany accounts have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the combined financial statements of the Founding Companies and the related notes thereto in FYI's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") on April 10, 1996, as amended by FYI's Form 10-K/A, filed with the Commission on April 29, 1996. The results of operations for the three month periods ended March 31,1996 and 1995, may not be indicative of the results for the full year.

2.  INITIAL PUBLIC OFFERING OF COMMON STOCK AND MERGER:

Initial Public Offering

    On January 26, 1996, the FYI completed the Offering of 2,185,000 (including the exercise of the underwriters' over-allotment option) shares of common stock at $13.00 per share for proceeds, net of underwriter commissions and estimated offering costs, of approximately $22.3 million. Of these net proceeds, approximately $7.1 million was used to pay a portion of the consideration for the Merger, and approximately $7.7 million was used to retire certain indebtedness of the Founding Companies and the remainder will be used for future acquisitions and general corporate purposes.

    Upon closing of the Offering, the Company converted the 9,000 shares of Series A Preferred Stock into 542,557 shares of common stock.

Merger

    Simultaneously with the closing of the Offering mentioned above, the Company acquired the Founding Companies. The Company issued 1,878,933 shares of common stock to the stockholders of the Founding Companies, in addition to the consideration mentioned above, to effect the Merger.

Pro Forma Information

         The accompanying combined operations of the Company for the three month periods ended March 31, 1995 and 1996, include the combined operations of the Founding Companies prior to the Offering and the Merger and, in the case of the 1996 period, two months of operations after the Offering and Merger. The summarized pro forma consolidated financial statements of operations data below assumes that the Offering and the Merger had occurred and FYI's operations had commenced on January 1, 1995, and 1996, respectively, and is as follows:

                                              Three months ended
                                              ------------------
                                     (in thousands, except per share data)
                                          March 31,             March 31,
                                            1995                  1996
                                          -------                -------
    Revenues                              $11,887                $12,330
    Costs and expenses                     10,540                 11,122
                                          -------                -------

    Income before income taxes             $1,347                 $1,208

    Provision for income taxes                487                    483
                                          -------                -------
    Net income                               $860                   $725
                                          =======                =======
    Net income per share                    $0.16                  $0.14

    Number of shares used in net
      income per share calculation          5,286                  5,286

         This summarized pro forma information may not be indicative of actual results if the transactions had occurred on the dates indicated or which may be realized in the future. Neither expected benefits and cost reductions anticipated by the Company nor future corporate costs of FYI nor interest income on offering proceeds have been reflected in the above pro forma information for 1995, nor the first month of 1996. The actual results of FYI and its subsidiaries for the two months ended March 1996, inclusive of actual corporate costs and interest income, have been included in the pro forma results for the three months ended March 31, 1996.

         The number of shares (in thousands) used in calculating net income per share and pro forma net income per share was determined as follows:

                                                                        Number
                                                                       of Shares
                                                                       ---------
  Outstanding FYI shares after the Offering and the Merger               5,270
  Warrants to purchase stock under the treasury stock method                16
                                                                         -----
            Number of shares used in pro forma net income
                 per share calculation                                   5,286
                                                                         =====


3.       SUBSEQUENT EVENT:

         In April of 1996, the Company entered into a credit agreement (the "Credit Agreement") with a lending group (the "Lenders"). The Company may borrow up to $35.0 million from time to time, under the secured revolving credit and acquisition facility, subject to certain customary borrowing capacity requirements. The Company and its subsidiaries may borrow up to an aggregate $30.0 million of term loans under the Credit Agreement for acquisitions under prescribed conditions. The Company and its subsidiaries may borrow revolving credit loans up to an aggregate $5.0 million under the Credit Agreement for working capital and general corporate purposes. The commitment to fund revolving credit loans expires April 14, 2001. The commitment to fund term loans expires October 15, 1997. The annual interest rate applicable to borrowing under this facility is, at the option of the Company, (i) 1.50% plus the prime rate or (ii) 3.00% plus the eurodollar rate.

         The Credit Agreement requires mandatory prepayments in certain circumstances. The outstanding principal balance of term loans as of October 15, 1997, shall thereafter be due and payable in fourteen equal quarterly payments beginning January 15, 1998, and ending April 15, 2001. The outstanding principal balance of revolving credit loans shall be due and payable on April 15, 2001. The Company currently has no borrowings outstanding under this facility. A copy of the Credit Agreement has been filed as an exhibit to this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Overview

           As discussed more fully in Item 1, the Company had conducted no significant operations until the closing of the Offering and Merger on January 23, 1996. The Company seeks to acquire additional companies to create a national single-source provider of document management services.

         Results of Operations - The Company

         The Company had conducted no significant operations from its inception through the Offering and the Merger. For accounting purposes and the presentation of the actual financial results herein, January 31, 1996, has been used as the effective date of the Merger. The Company incurred various legal, accounting, marketing and travel costs in connection with the Offering and the Merger, which were funded by issuance of common and preferred stock.
Additional costs associated with the Offering and the Merger are being repaid with proceeds of the Offering.

         Revenue for the three months ended March 31, 1996, was $8.4 million, and gross profit for the three months was $2.8 million. Operating income was $0.5 million, and net income was $0.4 million. As previously mentioned, FYI had no operations until February 1996. For further discussion of pro forma operations for the three months ended March 31, 1996 and 1995, see the Results of Operations - Pro Forma.

         Liquidity and Capital Resources - The Company

         As of March 31, 1996, the Company had $11.9 million of working capital and $10.0 million of cash. The Company paid off practically all of its debt with the proceeds of the Offering with the exception of approximately $415,000 of debt with favorable interest rates and capital lease obligations of approximately $425,000.

         Subsequent to March 31, 1996, the Company negotiated a $35.0 million line of credit (see Note 3 in the Notes to Financial Statements).

         Management believes that the Company's current cash position and cash flow from operations will be sufficient to fund planned capital expenditures and ongoing obligations of the Company through the end of 1996. The bank financing combined with the Company's cash reserves and 2 million shares of common stock available under the Company's shelf registration statement will be utilized to fund the Company's planned acquisition program.

         Results of Operations - Pro Forma

         As discussed in Note 2 in the Notes to Financial Statements, summarized pro forma consolidated financial statements of operations data below assumes the Offering and the Merger had occurred and FYI's operations had commenced on January 1, 1995, and 1996, respectively, and is as follows:

                                                   Three months ended
                                                   ------------------
                                          (in thousands, except per share data)
                                               March 31,             March 31,
                                                 1995                  1996
                                                 ----                  ----
   Revenues                                    $11,887                $12,330
   Costs and expenses                           10,540                 11,122
                                                ------                 ------

   Income before income taxes                   $1,347                 $1,208

   Provision for income taxes                      487                    483
                                                   ---                    ---

   Net income                                     $860                   $725
                                                  ====                   ====

   Net income per share                          $0.16                  $0.14

   Number of shares used in net
     income per share calculation                5,286                  5,286


    The $443,000 or 4% increase in revenues is attributable to a 9% increase in service revenues of $894,000. The increase in service revenues is offset by a $417,000 or 24% decrease in product revenues, and a $34,000 or 21% decrease in other revenue.

    The increase in service revenue is largely due to i) an increase in scanning and microfilming revenue of approximately $225,000 primarily due to an overall increase in projects; ii) an increase in medical records release revenues of $474,000 primarily attributable to the expansion into additional healthcare institutions in the U.S. during 1995 and 1996; and iii) an increase in records storage and retrieval revenues of $100,000 attributable to an increase in volume in 1996. The decrease in product revenues resulted from a decline in one major customer's film purchases caused by business interruption at that customer. This decline is not expected to be permanent, as the interruption was attributable to the federal government shutdown in late 1995.

    Costs and expenses increased $582,000 or 6% largely due to i) an increase in cost of services of approximately $586,000 or 9% primarily attributable to the increases in service revenues; ii) cost of products decreased $396,000 as a result of the reduction in film purchases by one major customer; and iii) an increase in selling, general and administrative of approximately $407,000 primarily due to the establishment of corporate overhead required to execute the acquisition program and to manage the consolidated group of companies.

    The decrease in earnings before taxes of $139,000 to $1,208,000 and decrease in net income of $135,000 to $725,000 is largely attributable to the factors discussed above. Net income prior to the incremental corporate general and administrative expense was $969,000, up 13% from the first quarter of 1995.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   10.14 Credit Agreement, dated as of April 18, 1996, by and among F.Y.I. Incorporated and its subsidiaries and Banque Paribas, IBJ Schroder Bank & Trust, and First Source Financial LLP

   10.15 Lease Agreement between F.Y.I. Incorporated and One McKinney Plaza, Inc. (Exhibit 10.12 of Post-Effective Amendment No. 1 to F.Y.I. Incorporated's Registration Statement on Form S-1 (Registration No. 333-1084) effective April 30, 1996, is hereby incorporated by reference)

   10.16        Employment Agreement between F.Y.I. Incorporated and Margot
                Lebenberg.

    27.1        Financial data schedule



(b)  Reports on Form 8-K
         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               F.Y.I. Incorporated


Date:  May 14, 1996            By: /s/ Ed H. Bowman, Jr.
       ------------                ---------------------
                               Ed H. Bowman, Jr.
                               Chief Executive Officer


Date:  May 14, 1996            By: /s/ Robert C. Irvine
       ------------                --------------------
                               Robert C. Irvine
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number                            Description
 ------                            -----------
  10.14         Credit Agreement, dated as of April 18, 1996, by and among
                F.Y.I. Incorporated and its subsidiaries and Banque Paribas,
                IBJ Schroder Bank & Trust, and First Source Financial LLP

  10.15         Lease Agreement between F.Y.I. Incorporated and One McKinney
                Plaza, Inc. (Exhibit 10.12 of Post-Effective Amendment No. 1 to
                F.Y.I. Incorporated's registration Statement on Form S-1
                (Registration No. 333-1084) effective April 30, 1996, is hereby incorporated by reference)

  10.16         Employment Agreement between F.Y.I. Incorporated and Margot
                Lebenberg.

   27.1         Financial data schedule