Form 10-Q
period 1996-06-30
FYI INC
filed 1996-08-12
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the transition period from ____________ to ____________


                         Commission file number 0-27444

                              F.Y.I. INCORPORATED
                              -------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               75-2560895
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)


  3232 McKinney Avenue, Suite 900, Dallas, Texas           75204
     (Address of principal executive offices)            (Zip code)


      Registrant's telephone number, including area code:  (214) 953-7555

           2911 Turtle Creek Boulevard, Suite 300, Dallas Texas 75219
                                (Former address)


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

         As of July 31, 1996, 5,523,147 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1996

                                     INDEX

PART I.   FINANCIAL INFORMATION
          ---------------------
Item 1    Financial Statements                                                                   3

          Consolidated Balance Sheets - December 31, 1995 and June 30, 1996                      4
            (unaudited)

          Consolidated Statements of Operations - Three months and six months
            ended June 30, 1995 and 1996 (unaudited)                                             5

          Consolidated Statements of Cash Flows - Six months ended June 30,
            1995 and 1996 (unaudited)                                                            6

          Notes to Consolidated Financial Statements - June 30, 1996 (unaudited)                 7

Item 2    Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                       13

PART II.  OTHER INFORMATION
          -----------------

Item 5     Other Information                                                                    18

Item 6     Exhibits and Reports on Form 8-K                                                     18

SIGNATURES                                                                                      20

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      F.Y.I. Incorporated and Subsidiaries
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                  December 31,             June 30,
                                                                                      1995                   1996
                                                                                  ------------            -----------
                                                   ASSETS                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                        $      52               $  2,521
   Accounts receivable and notes receivable, less allowance                                 -                 12,107
   Accounts receivable, officers and employees                                              -                     12
   Inventory                                                                                -                    536
   Prepaid expenses and other current assets                                               52                    678
                                                                                    ---------               --------
           Total current assets                                                           104                 15,854

PROPERTY, PLANT AND EQUIPMENT, net                                                         15                  8,995
GOODWILL, DEFERRED OFFERING COSTS AND
   OTHER INTANGIBLES                                                                    2,190                 18,516
ACCOUNTS RECEIVABLE, OFFICER - LONG TERM                                                    -                    570
OTHER NONCURRENT ASSETS                                                                     6                  1,760
                                                                                    ---------               --------

           Total assets                                                             $   2,315               $ 45,695
                                                                                    =========               ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $   1,101               $ 10,263
   Short-term obligations                                                                   -                  1,049
   Current maturities of long-term obligations                                              -                    282
                                                                                    ---------                -------
           Total current liabilities                                                    1,101                 11,594

LONG-TERM OBLIGATIONS,
   net of current maturities                                                                -                 11,071

DEFERRED INCOME TAXES,
   net of current portion                                                                   -                    114
                                                                                    ---------               --------

           Total liabilities                                                            1,101                 22,779
                                                                                    ---------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, Series A, $.01 par value, 1,000,000 and 0 shares authorized,
      9,000 and 0 shares issued and outstanding at December 31, 1995
      and June 30, 1996, respectively                                                       -                      -
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      0 shares issued and outstanding                                                       -                      -
   Common stock, $.01 par value, 26,000,000 shares authorized,
      663,125 and 5,522,867 shares issued and outstanding at
      December 31, 1995 and June 30, 1996, respectively                                     7                     55
   Additional paid-in-capital                                                           1,207                 21,488
   Retained earnings                                                                        -                  1,373
                                                                                    ---------               --------
           Total stockholders' equity                                                   1,214                 22,916
                                                                                    ---------               --------
                       Total liabilities and stockholders' equity                   $   2,315               $ 45,695
                                                                                    =========               ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. Incorporated and Subsidiaries
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)
                                  (see Note 1)


                                                                Three Months                    Six Months
                                                                    Ended                          Ended
                                                                   June 30,                       June 30,
                                                        ----------------------------    ---------------------------
                                                            1995             1996          1995            1996
                                                        ------------     -----------    -----------     -----------
REVENUE:
   Service revenue                                      $          -     $    14,307    $         -     $    21,714
   Product revenue                                                 -           1,727              -           2,640
   Other revenue                                                   -             204              -             297
                                                        ------------     -----------    -----------     -----------
                 Total revenue                                     -          16,238              -          24,651


COST OF SERVICES                                                   -           8,929              -          13,630
COST OF PRODUCTS SOLD                                              -           1,255              -           1,974
DEPRECIATION                                                       -             421              -             633
                                                        ------------     -----------    -----------     -----------
                 Gross profit                                      -           5,633              -           8,414
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                        -           3,925              -           6,169
AMORTIZATION                                                       -              63              -              72
                                                        ------------     -----------    -----------     -----------
                 Operating income                                  -           1,645              -           2,173
OTHER (INCOME) EXPENSE:
   Interest expense                                                -             104              -             117
   Interest income                                                 -             (74)             -            (180)
   Other income, net                                               -             (21)             -             (60)
                                                        ------------     -----------    -----------     -----------

                 Income before income taxes                        -           1,636              -           2,296
PROVISION FOR INCOME TAXES                                         -             661              -             923
                                                        ------------     -----------    -----------     -----------

NET INCOME                                              $          -     $       975    $         -     $     1,373
                                                        ============     ===========    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                     -           5,454              -           5,335
                                                        ============     ===========    ===========     ===========

NET INCOME PER COMMON SHARE                             $          -     $      0.18    $         -     $      0.26
                                                        ============     ===========    ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. Incorporated and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)
                                  (see Note 1)

                                                                                 Six Months Ended
                                                                          --------------------------------
                                                                          June 30,                June 30,
                                                                            1995                    1996
                                                                          ---------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $       -               $  1,373
   Adjustments to reconcile net income to net cash provided
      by operating activities
           Depreciation and amortization                                          -                    705
           Change in operating assets and liabilities:
               Accounts receivable                                                -                    104
               Inventory                                                          -                    (20)
               Prepaid expenses and other assets                                  -                    100
               Accounts payable and accrued liabilities                           -                   (578)
                                                                          ---------               --------
                     Net cash provided by operating activities                    -                  1,684

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                     (1)                (1,078)
   Cash paid for acquisitions, net of cash received                               -                (20,749)
                                                                          ---------               --------
                     Net cash used for investing activities                      (1)               (21,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issuance, net of underwriting
      discounts and other costs                                                (280)                23,088
   Proceeds from preferred stock issuance                                       135                      -
   Proceeds from short-term obligations                                           -                  1,000
   Proceeds from long-term obligations                                            -                  8,150
   Cash paid for debt issuance costs                                              -                 (1,487)
   Principal payments on short-term obligations                                   -                 (1,857)
   Principal payments on long-term obligations                                    -                 (6,282)
                                                                          ---------               --------
                     Net cash (used in) provided by financing activities       (145)                22,612

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (146)                 2,469

CASH AND CASH EQUIVALENTS, beginning of period                                  669                     52
                                                                          ---------               --------

CASH AND CASH EQUIVALENTS, end of period                                  $     523               $  2,521
                                                                          =========               ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION:

         F.Y.I. Incorporated (the "Company" or "F.Y.I.") was founded in September 1994 to create a national, single-source provider of document management services to three primary client segments: healthcare institutions, professional services firms and financial institutions. In January 1996, F.Y.I. acquired (the "Acquisitions"), simultaneously with the closing of its initial public offering (the "Offering") on January 23, 1996, seven document management services businesses (the "Founding Companies"). The Founding Companies are headquartered in San Francisco (2), San Jose, Fort Worth, Detroit, Malvern (Philadelphia) and Baltimore, and operate in over 23 states. The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of F.Y.I.

         Between September 1994 and the consummation of the Offering and the Acquisitions, F.Y.I. did not conduct any significant operations. For accounting purposes and for the purposes of the presentation of the financial statements herein, January 31, 1996 has been used as the effective date of the Acquisitions. Accordingly, the actual operating results of the Company included in the Statement of Operations for the six months ended June 30, 1996, represent the five months of operations subsequent to the consummation of the Acquisitions. Supplemental Statement of Operations Data for the six months ended June 30, 1996 is presented in Note 2 herein.

         In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at June 30, 1996, its results of operations for the three and six months ended June 30, 1995 and 1996, and its cash flows for the six months ended June 30, 1995 and 1996. All significant intercompany accounts have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the combined financial statements of the Founding Companies and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on April 10, 1996, as amended by F.Y.I.'s Annual Report on Form 10-K/A filed with the Commission on April 29, 1996, and the Company's Current Report on Form 8-K filed June 14, 1996, as amended by the Current Report on Form 8-K/A filed July 5, 1996. The results of operations for the interim periods ended June 30, 1996 and 1995, may not be indicative of the results for the full year.

2.       INITIAL PUBLIC OFFERING OF COMMON STOCK AND THE ACQUISITIONS

Initial Public Offering

         On January 26, 1996, the Company completed the Offering of 2,185,000 shares of Common Stock (including the exercise of the underwriters' over-allotment option) at $13.00 per share. Proceeds from the Offering, net of underwriter commissions and offering costs, were approximately $23.1 million. Of these net proceeds, approximately $7.1 million was used to pay a portion of the consideration for the Acquisitions, approximately $7.7 million was used to retire certain indebtedness of the Founding Companies, approximately $8.0 million was used for acquisitions subsequent to the Offering, and $0.3 million was used as working capital.

         Upon the closing of the Offering, the Company converted the 9,000 shares of Series A Preferred Stock then outstanding into 542,557 shares of Common Stock.


Acquisitions of the Founding Companies

         Simultaneously with the closing of the Offering, the Company acquired the Founding Companies. The aggregate consideration paid by F.Y.I. to acquire the Founding Companies was approximately $35 million, consisting of: (i) $7,059,000 in cash; (ii) 1,878,933 shares of Common Stock; (iii) the assumption and repayment of approximately $191,000 of indebtedness owed by a Founding Company stockholder; and (iv) the distribution of cash and certain receivables to certain Founding Company stockholders of S corporations in the amount of $3,450,000, representing the undistributed retained earnings of S corporations, upon which taxes have been paid by the stockholders.

         The Acquisitions have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of F.Y.I. and the Founding Companies at historical cost, because: (i) the Founding Companies' stockholders transferred assets to F.Y.I. in exchange for Common Stock and cash simultaneously, with the Offering; (ii) the nature of future operations of the Company will be substantially identical to the combined operations of the Founding Companies; and (iii) no former stockholder group of any of the Founding Companies obtained a majority of the outstanding voting shares of the Company.

Supplemental Data

         Statement of Operations - Supplemental Data

         The Statement of Operations Data for the six months ended June 30, 1995 represent the audited combined statement of operations of the Founding Companies for the period adjusted to give effect to: (i) compensation levels the officers and owners have agreed to receive subsequent to the Offering; and
(ii) provision for income taxes as if all entities had been subject to federal and state income taxes for the period. The Supplemental Statement of Operations Data for the six months ended June 30, 1996 represent a combination of: (i) the unaudited results of the combined Founding Companies for the one month of operations prior to the consummation of the Acquisitions; and (ii) the unaudited results of F.Y.I. Incorporated and Subsidiaries for the five months subsequent to the consummation of the Acquisitions (which includes acquisitions subsequent to the Offering from the date of their respective acquisition). The Supplemental Data are provided for information purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

                                                                               Supplemental Data
                                                                           Six Months       Six Months
                                                                             Ended             Ended
                                                                            June 30,          June 30,
                                                                              1995              1996
                                                                       -----------------  -----------------
                                                                       (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
   Service revenue                                                          $20,207            $  25,201
   Product revenue                                                            3,187                3,035
   Other revenue                                                                435                  331
                                                                            -------            ---------
                 Total revenue                                               23,829               28,567
   Cost of services                                                          12,729               15,826
   Cost of products sold                                                      2,604                2,281
   Depreciation                                                                 584                  723
                                                                            -------            ---------
                 Gross profit                                                 7,912                9,737
   Selling, general and administrative expenses (a)                           5,053                6,983
   Amortization                                                                  32                   78
                                                                            -------            ---------
                 Operating income                                             2,827                2,676
   Interest and other expenses (income),net                                      99                 (168)
                                                                            -------            ---------
   Income before income taxes                                                 2,728                2,844
   Provision for income taxes (b)                                             1,024                1,144
                                                                            -------            ---------
   Net income                                                               $ 1,704            $   1,700
                                                                            =======            =========

   Net income per share                                                                        $    0.32
                                                                                               =========

   Weighted average shares outstanding                                                             5,335

(a) Adjusted for Founding Company pro forma Compensation Differential of $897 for 1995 and $683 for 1996.
(b) Adjusted for pro forma provision for taxes of $887 for 1995 and $351 for 1996.

Weighted Average Shares Outstanding

         The number of shares (in thousands) used in calculating net income per share was determined as follows:

                                                                                     Three         Six
                                                                                    Months        Months
                                                                                     Ended         Ended
                                                                                    June 30,      June 30,
                                                                                      1996          1996
                                                                                      ----          ----
           Outstanding F.Y.I. shares after the Offering and the acquisitions
               of the Operating Companies                                               5,438       5,319
           Warrants to purchase stock under the treasury stock method                      16          16
                                                                                       ------      ------
                     Number of shares used in net income
                          per share calculation                                         5,454       5,335
                                                                                        =====      ======

3.       BUSINESS COMBINATIONS

         Since the Offering, the Company has acquired six additional businesses (together with the Founding Companies, the "Operating Companies") which provide document management services and are headquartered in Washington, D.C., Baltimore (2), San Jose, Sacramento, and Seattle. All of the acquisitions are accounted for under the purchase method of accounting.

In May 1996, the Company acquired the stock of B&B Information and Image Management, Inc. ("B&B") and Premier Document Management, Inc. and PDM Services, Inc. ("Premier"). In June 1996, the Company acquired all of the non-cash assets of Robert A. Cook and Staff, Inc. and RAC Services, Inc. ("Cook"). B&B, Premier and Cook are considered significant subsidiaries of the Company. The aggregate consideration paid for B&B, Premier and Cook consisted of $15,522,000 in cash and 253,252 shares of Common Stock. The preliminary allocation of the purchase price is set forth below:

         Consideration Paid                                             $18,979,000
         Estimated Fair Value of Tangible Assets                          8,133,000
         Estimated Fair Value of Liabilities                              5,739,000
         Goodwill                                                        16,585,000

The fair market value of the shares of Common Stock used in calculating the consideration paid was $13.65, which represents a 35% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

The Company acquired substantially all of the assets of Sacramento Valley Records Management Co. ("Sacramento") in February 1996; Microfilm Associated, Ltd. ("Microfilm") in February 1996 and Octo, Incorporated ("Octo") in June 1996. The aggregate consideration paid for Sacramento, Microfilm and Octo consisted of $1,567,000 in cash. The preliminary allocation of the purchase price is set forth below:

         Consideration Paid                                              $1,567,000
         Estimated Fair Value of Tangible Assets                            637,000
         Estimated Fair Value of Liabilities                                318,000
         Goodwill                                                         1,248,000

The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocation is not expected to be materially different than the final allocation.

All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill will be amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with the B&B and Premier acquisitions is not deductible for income tax purposes.

Set forth below is a pro forma income statement for the six months ended June 30, 1996 and for the year ended December 31, 1995. The unaudited pro forma data gives effect to: (i) the acquisitions of B&B, Premier and Cook; (ii) the acquisitions of the Founding Companies; and (iii) compensation and tax adjustments for all transactions as if the transactions had occurred on January 1, 1995. The acquisitions of Sacramento, Microfilm and Octo have not been included in the pro forma financial statements for periods prior to their acquisition date as the effect is immaterial.

                                                                    Pro Forma                   Pro Forma
                                                                   Year Ended                Six Months Ended
                                                                December 31, 1995              June 30, 1996
                                                                -----------------              -------------
         Revenue                                                   $  70,681                      $  38,330
         Income before income taxes                                    7,667                          4,514
         Net income                                                    4,737                          2,702
         Net income per common share                               $    0.86                      $    0.49
         Average shares outstanding                                    5,539                          5,539
                                                                   =========                      =========


4.       CREDIT FACILITY

         In April 1996, the Company and its subsidiaries entered into a credit agreement, as amended (the "Line of Credit"), with Banque Paribas, as agent, and the lenders named therein. Under the Line of Credit, the Company and its subsidiaries may borrow on a revolving credit basis, loans in an aggregate outstanding principal amount up to $35.0 million from time to time under the secured revolving credit and acquisition facility, subject to certain customary borrowing capacity requirements. The Company and its subsidiaries may borrow up to an aggregate $30.0 million of term loans under the Credit Agreement for acquisitions under prescribed conditions.

The Company and its subsidiaries may borrow revolving credit loans up to an aggregate $5.0 million under the Credit Agreement for working capital and general corporate purposes. The commitment to fund revolving credit loans expires April 14, 2001. The commitment to fund term loans expires October 15, 1997. The annual interest rate applicable to borrowings under this facility is, at the option of the Company, (i) 1.50% plus the prime rate or (ii) 3.00% plus the Eurodollar rate.

The Credit Agreement requires mandatory prepayments in certain circumstances. The outstanding principal balance of term loans as of October 15, 1997, shall thereafter be due and payable in 14 equal quarterly payments beginning
January 15, 1998, and ending April 15, 2001. The outstanding principal balance of revolving credit loans shall be due and payable on April 15, 2001. The Company has $1.0 million in borrowings outstanding under this facility for working capital and corporate purposes, and $8.2 million in borrowings outstanding under the term loans for acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         As discussed more fully in Item 1, the Company effected the Acquisitions of the Founding Companies simultaneously with the Offering on January 23, 1996. Prior to the consummation of the Offering, the Company had not conducted any operations and all activities related to completing the Offering and the Acquisitions. The Company incurred various legal, accounting, marketing and travel costs in connection with the Offering and the Acquisitions, which were funded by issuance of shares of Common Stock and Preferred Stock. Additional costs associated with the Offering and the Acquisitions were paid with proceeds of the Offering.

         The Acquisitions have been accounted for in accordance with generally accepted accounting principles as a combination of the Founding Companies at historical cost. For accounting purposes, January 31, 1996 has been used as the effective date of the Acquisitions. Accordingly, the actual operating results of the Company included in the Statement of Operations for the six months ended June 30, 1996 represents the five months of operations subsequent to the consummation of the Acquisitions.

         Since the Offering and the Acquisitions, the Company has acquired six additional document management businesses. All of these acquisitions have been accounted for using the purchase method of accounting. The results of operations for these acquisitions are reflected in the Company's financial statements based upon their individual acquisition dates.

         Supplemental statement of operations data are presented in the footnotes to the financial statements and discussed herein in order to present the results of the Company since the consummation of the Acquisitions compared to the results of the combined Founding Companies for periods prior to the Acquisitions. The Supplemental Data are provided for information purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated. The Founding Companies were not under common control or management. Accordingly, such historical combined results may not be comparable to, or indicative of, future performance.

         The Company's revenue is classified as service revenue, product revenue and other revenue. Service revenue relates to: (i) micrographics; (ii) electronic imaging; (iii) active document storage; (iv) archival storage of inactive documents; (v) information and data base management; (vi) litigation support services; (vii) medical records release services; and (viii) remittance processing. Product revenue represents sales of micrographic and business imaging supplies and equipment, primarily in conjunction with film processing and other micrographic services. Other revenue consists of commissions on the sales of imaging systems and equipment and franchising fees.

         Cost of services consists primarily of salaries and benefits, equipment costs, supplies and occupancy costs and also includes the costs associated with other revenue discussed above. Cost of products sold relates to micrographics and business imaging supplies and equipment.

         Selling, general and administrative expenses ("SG&A") includes the SG&A cost at all of the individual Operating Companies and the corporate overhead cost required to: (i) execute the acquisition program; (ii) manage the operations; and (iii) comply with all regulatory, legal and accounting issues of a public company. The Company expects to realize benefits from consolidating certain general and administrative functions, including reductions in accounting, audit, insurance and benefit plan expenses. The Company is in the process of evaluating the consolidation of certain of these functions. No significant savings have been realized in the results of operations as of June 30, 1996.

         Statements throughout this quarterly report that state the Company's or management's intentions, hopes, beliefs, anticipations, expectations or predictions of the future are forward looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under the "Risk Factors" section of the Company's Registration Statements on Form S-1 (Registration Nos. 33-98608 and 333-1084).

         Results of Operations - The Company

         The Company had conducted no significant operations from its inception through the Offering and the Acquisitions. For accounting purposes and the presentation of the actual financial results herein, January 31, 1996, has been used as the effective date of the Acquisitions.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995
- -- F.Y.I. INCORPORATED

         For the three months ended June 30, 1996, revenue was $16.2 million, gross profit was $5.6 million, operating income was $1.6 million, and net income was $1.0 million. As previously mentioned, F.Y.I. had no operations until February 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 -- F.Y.I. INCORPORATED

         For the six months ended June 30, 1996, revenue was $24.7 million, gross profit was $8.4 million, operating income was $2.2 million, and net income was $1.4 million. As previously mentioned, F.Y.I. had no operations until February 1996. For further discussion of supplemental operations for the six months ended June 30, 1996 and 1995, see "Results of Operations - Supplemental Data."

         Liquidity and Capital Resources - The Company

         As of June 30, 1996, the Company had $4.3 million of working capital and $2.5 million of cash. Cash flows provided by operating activities for the six months ended June 30, 1996 were $1.7 million. Cash used for investing activities was $21.8 million, as the Company paid $20.7 million for acquisitions, net of cash acquired. Cash provided by financing activities was $22.6 million. The Company raised $23.1 million in the Offering, net of underwriting discounts and other costs associated with the Offering. The Company assumed $8.5 million of debt in the Acquisitions and subsequently retired all of this debt with the proceeds of the Offering, with the exception of approximately $0.4 million of debt with favorable interest rates and capital lease obligations of approximately $0.4 million. In April 1996, the Company negotiated a $35.0 million line of credit ("Line of Credit") (see Note 4 in the Notes to Financial Statements). The Company paid $1.5 million in costs to secure this financing. In June, the Company borrowed $9.2 million through the Line of Credit to help fund the acquisition program. The Company assumed $2.8 million of debt in the acquisitions subsequent to the Offering and retired $0.4 million. The assumed debt remaining has interest rates more favorable than the Company's credit facility.

         The Company anticipates that cash from operations, and additional bank financing available under the Line of Credit will be sufficient to meet the Company's liquidity requirements for its operations for the next twelve months. The availability under the Line of Credit is $3.0 million for working capital and general corporate purposes, and approximately $21.8 million for acquisitions. The Company expects that additional funds may be required in the future to successfully continue the acquisition program. Additionally, the Company has filed a Registration Statement on Form S-1 (Registration No. 333-1084) to register 2,000,000 shares of Common Stock for issuance in its acquisition program.

         Results of Operations - Supplemental Data

         The Statement of Operations Data for the six months ended June 30, 1995 represent the audited combined statement of operations of the Founding Companies for the period adjusted to give effect to: (i) compensation levels the officers and owners of the Operating Companies have agreed to receive subsequent to the Offering; and (ii) provision for income taxes as if all entities had been subject to federal and state income taxes for the period. The Supplemental Statement of Operations Data for the six months ended June 30, 1996 represent a combination of: (i) the unaudited results of the combined Founding Companies for the one month of operations prior to the consummation of the Acquisitions; and (ii) the unaudited results of F.Y.I. Incorporated and Subsidiaries for the five months subsequent to the consummation of the Acquisitions (which includes acquisitions subsequent to the Offering from the date of their respective acquisition). The Supplemental Data are provided for information purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

                                                                               Supplemental Data
                                                                          Six Months        Six Months
                                                                             Ended             Ended
                                                                            June 30,          June 30,
                                                                              1995              1996
                                                                       -----------------  -----------------
                                                                       (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
   Service revenue                                                          $20,207              $25,201
   Product revenue                                                            3,187                3,035
   Other revenue                                                                435                  331
                                                                            -------              -------
                 Total revenue                                               23,829               28,567
   Cost of services                                                          12,729               15,826
   Cost of products sold                                                      2,604                2,281
   Depreciation                                                                 584                  723
                                                                            -------              -------
                 Gross profit                                                 7,912                9,737
   Selling, general and administrative expenses (a)                           5,053                6,983
   Amortization                                                                  32                   78
                                                                            -------              -------
                 Operating income                                             2,827                2,676
   Interest and other expenses (income),net                                      99                 (168)
                                                                            -------              -------
   Income before income taxes                                                 2,728                2,844
   Provision for income taxes (b)                                             1,024                1,144
                                                                            -------              -------
   Net income                                                               $ 1,704              $ 1,700
                                                                            =======              =======

   Net income per share                                                                          $  0.32
                                                                                                 =======

   Weighted average shares outstanding                                                             5,335

(a) Adjusted for Founding Company pro forma Compensation Differential of $897 for 1995 and $683 for 1996.
(b) Adjusted for pro forma provision for taxes of $887 for 1995 and $351 for 1996.



SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995 -- F.Y.I. INCORPORATED COMBINED WITH FOUNDING COMPANIES

         The $4,738,000 or 20% increase in revenue was attributable to a 25% increase in service revenue of $4,994,000. The increase in service revenue is offset by a $256,000 or 7% decrease in product and other revenue.

         The increase in service revenue was largely due to: (i) an increase in scanning and microfilming revenue of approximately $1,751,000, primarily due to the purchase of B&B in May 1996, the purchase of Microfilm in February 1996 and an overall increase in microfilming projects; (ii) an increase in medical records release revenue of $1,758,000, primarily attributable to the expansion into additional healthcare institutions in the U.S. during 1995 and 1996 and the purchase of Premier in May 1996; (iii) an increase in litigation support revenue of $1,133,000, primarily due to the purchase of Cook in June 1996; and
(iv) an increase in records storage and retrieval revenue of $537,000 attributable to the purchase of Sacramento in February 1996 and increases in volume in 1996. These increases were offset by a slight decline in data input and fulfillment revenue. The decrease in product revenue primarily resulted from a decline in one major customer's film purchases in the first quarter of 1996, caused by a business interruption at that customer. This decline is not expected to be permanent as the interruption was attributable to the federal government shutdown in late 1995. Film sales to this customer have resumed at levels greater than the prior year during the second quarter of 1996. This decline in product revenue was offset by increased product revenue associated with the purchase of B&B in May 1996.

         Gross profit increased $1,825,000 or 23% largely due to the increases in revenues discussed above. The gross profit margin increased from 33% for the six months ended June 30, 1995 to 34% for the six months ended June 30, 1996, primarily due to the change in the mix of revenues associated with acquisitions subsequent to the Offering in 1996.

         Selling, general and administrative expenses increased $1,930,000 or 38%, primarily due to the establishment of corporate overhead required to execute the acquisition program and to manage the consolidated group of companies and due to the SG&A expenses associated with acquisitions subsequent to the Offering.

         Earnings before taxes increased $116,000 to $2,844,000 and net income remained flat at $1,700,000 largely attributable to the factors discussed above. Net income was impacted by a higher effective tax rate attributable to the elimination of graduated tax rates as the Operating Companies are now taxed on a consolidated basis and due to the impact of nondeductible goodwill associated with the B&B and Premier acquisitions.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In June 1996, the Company hired Margot T. Lebenberg as Vice President, Secretary and General Counsel to oversee its legal matters.

         Effective July 22, 1996, the Company's then Executive Vice President and Chief Financial Officer resigned. Under the terms of the separation agreement, the Company will pay the former Executive Vice President and Chief Financial Officer an aggregate of $195,000 payable as follows: $120,000 on August 19, 1996, $50,000 on January 30, 1997
         and $25,000 on August 19, 1997. Furthermore, in addition to the options for 8,000 shares that vested, additional options for 22,000 shares were accelerated and vested and such options shall terminate on October 22, 1996, if they are not exercised. David Lowenstein, co-founder of the Company, Executive Vice President and a Director of the Company, is reassuming the responsibility of Chief Financial Officer, the position he held prior to the Offering in January 1996. Additionally, Timothy J. Barker was promoted to the position of Vice President and Chief Accounting Officer.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  10.23        Separation Agreement, dated July 17, 1996, by and between F.Y.I.
               Incorporated and Robert C. Irvine

  10.24        Warrant issued to Timothy J. Barker

  27.1         Financial data schedule

(b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K filed with the Commission on June 14, 1996, as amended by a Current Report on Form 8-K/A filed with the Commission on July 5, 1996, reporting under Items 2 and 7 thereto the consummation of the acquisitions by the Company of B&B, Premier and Cook and which included the following historical restated and pro forma financial information of the Company reflecting recently completed significant acquisitions:

                              FINANCIAL STATEMENTS

Cook and Staff, Inc. and Related Company
         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Stockholder's Equity
         Statements of Cash Flows
         Notes to Financial Statements
B&B Information and Image Management, Inc.
         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Stockholder's Equity
         Statements of Cash Flows
         Notes to Financial Statements
Premier Document Management, Inc.
         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Stockholder's Equity
         Statements of Cash Flows
         Notes to Financial Statements

                         PRO FORMA FINANCIAL STATEMENTS

F.Y.I. Incorporated and Subsidiaries
         Pro Forma Balance Sheet - March 31, 1996 (unaudited)
         Pro Forma Statement of Operations for the Year Ended December 31, 1995 (unaudited)
         Pro Forma Statement of Operations for the Three Months Ended March 31, 1996 (unaudited)
         Notes to Pro Forma Financial Statements (unaudited)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                            F.Y.I. Incorporated


Date:  August 12, 1996                  By: /s/ Ed H. Bowman, Jr.
                                            ----------------------------------
                                            Ed H. Bowman, Jr.
                                            Chief Executive Officer


Date:  August 12, 1996                  By: /s/ David Lowenstein
                                            ----------------------------------
                                            David Lowenstein
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date:  August 12, 1996                  By:  /s/ Timothy J. Barker
                                            ----------------------------------
                                            Timothy J. Barker
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

 Exhibit
 Number                                       Description
 -------                                      -----------

  10.23        Separation Agreement, dated July 17, 1996, by and between F.Y.I.
               Incorporated and Robert C. Irvine

  10.24        Warrant issued to Timothy J. Barker

  27.1         Financial data schedule