Form 10-Q
period 1996-09-30
FYI INC
filed 1996-11-13
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____________ to ____________

                         Commission file number 0-27444


                              F.Y.I. INCORPORATED
                              -------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                     75-2560895
(State or other jurisdiction of incorporation or (I.R.S. Employer Identification
               organization)                                     No.)

3232 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS                75204
(Address of principal executive offices)                    (Zip code)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 953-7555



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              Yes   X              No
                  ------             -----

     As of November 12, 1996, 6,165,450 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
               FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX


PART I.      FINANCIAL INFORMATION
             ---------------------

Item 1   Financial Statements                                                       3

         Consolidated Balance Sheets - December 31, 1995 and September 30, 1996     4

         Consolidated Statements of Operations - Three months and nine months
            ended September 30, 1995 and 1996                                       5

         Consolidated Statements of Cash Flows - Nine months ended September 30,
            1995 and 1996                                                           6

         Notes to Consolidated Financial Statements - September 30, 1996            7

Item 2   Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                          13

PART II.     OTHER INFORMATION
             -----------------

Item 5   Other Information                                                         16

Item 6   Exhibits and Reports on Form 8-K                                          19

SIGNATURES                                                                         20


PART I.      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           December 31,   September 30,
                                                                               1995           1996
                                                                           ------------   -------------
                                       ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                                  $   52        $  3,336
    Accounts receivable and notes receivable, less allowance                        -          14,191
    Inventory                                                                       -             567
    Prepaid expenses and other current assets                                      52             687
                                                                               ------        --------
         Total current assets                                                     104          18,781

  PROPERTY, PLANT AND EQUIPMENT, net                                               15          10,105
  GOODWILL AND OTHER INTANGIBLES                                                    -          28,099
  DEFERRED OFFERING COSTS                                                       2,190               -
  ACCOUNTS RECEIVABLE, SHAREHOLDER - LONG TERM                                      -             643
  OTHER NONCURRENT ASSETS                                                           6           2,273
                                                                               ------        --------

         Total assets                                                          $2,315        $ 59,901
                                                                               ======        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                   $1,101        $ 7,177
    Short-term obligations                                                          -          3,545
    Current maturities of long-term obligations                                     -            294
    Unearned revenue                                                                -            686
    Federal income taxes payable                                                    -          1,752
    Current portion of deferred income taxes                                        -            289
                                                                               ------        -------
         Total current liabilities                                              1,101         13,743

LONG-TERM OBLIGATIONS, net of current maturities                                    -         16,956
DEFERRED INCOME TAXES, net of current portion                                       -            278
                                                                               ------        -------

         Total liabilities                                                      1,101         30,977
                                                                               ------        -------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, Series A, $.01 par value, 1,000,000 and
      0 shares authorized, 9,000 and 0 shares issued and
      outstanding at December 31, 1995 and September 30, 1996,
      respectively                                                                  -              -
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
      0 shares issued and outstanding                                               -              -
    Common stock, $.01 par value, 26,000,000 shares authorized,
      663,125 and 5,928,074 shares issued and outstanding at
      December 31, 1995 and September 30, 1996, respectively                        7             59
    Additional paid-in-capital                                                  1,207         26,805
    Retained earnings                                                               -          2,561
                                                                               ------        -------
                                                                                1,214         29,425
Less - Treasury stock, $.01 par value, 0 and 36,670 shares
at December 31, 1995 and September 30, 1996, respectively                           -           (501)
                                                                               ------        -------
Total stockholders' equity                                                      1,214         28,924
                                                                               ------        -------
Total liabilities and stockholders' equity                                     $2,315        $59,901
                                                                               ======        =======



   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (See Note 1)


                                                Three Months      Nine Months
                                                   Ended             Ended
                                               September 30,     September 30,
                                               ---------------  ----------------
                                               1995     1996      1995    1996
                                               ------  -------  -------  -------
                                                 (unaudited)

   REVENUE:
     Service revenue                          $     -   $19,548  $  -   $ 41,262
     Product revenue                                -     1,571     -      4,211
     Other revenue                                  -       201     -        498
                                              --------  -------  -----  --------
            Total revenue                           -    21,320     -     45,971

      COST OF SERVICES                              -    12,390     -     26,020
      COST OF PRODUCTS SOLD                         -     1,251     -      3,225
      DEPRECIATION                                  -       390     -      1,023
                                              --------  -------  -----  --------
            Gross profit                            -     7,289     -     15,703
      SELLING, GENERAL AND ADMINISTRATIVE
        EXPENSES                                    -     4,722     -     10,891
      AMORTIZATION                                  -       218     -        290
                                              --------  -------  -----  --------
            Operating income                        -     2,349     -      4,522
      OTHER (INCOME) EXPENSE:
        Interest expense                            -       362     -        479
        Interest income                             -       (27)    -       (207)
        Other (income) expense, net                 -        20     -        (40)
                                              --------  -------  -----  --------

            Income before income taxes              -     1,994     -      4,290
      PROVISION FOR INCOME TAXES                    -       806     -      1,729
                                              --------  -------  -----  --------

      NET INCOME                              $     -  $  1,188  $  -   $  2,561
                                              ======== ========  =====  ========

      WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                                 -     5,784     -      5,450
                                              ========  =======  =====  ========

      NET INCOME PER COMMON SHARE             $     -   $  0.21  $  -   $   0.47
                                              ========  =======  =====  ========



   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (See Note 1)

                                                                           Nine Months Ended
                                                                     ------------------------------
                                                                     September 30,    September 30,
                                                                         1995             1996
                                                                     -------------   --------------
                                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   -            $ 2,561
  Adjustments to reconcile net income to net cash provided
    by operating activities
        Depreciation and amortization                                       -              1,313
        Deferred tax benefit                                                                (274)
        Change in operating assets and liabilities:
           Accounts receivable and notes receivable                         -               (159)
           Inventory                                                        -                (58)
           Prepaid expenses and other assets                                -               (325)
           Accounts payable and accrued liabilities                         -             (1,798)
           Unearned revenue                                                 -                 95
                                                                        -----           --------

                Net cash provided by operating activities                   -              1,355

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                               (7)             (2,328)
  Cash paid for acquisitions, net of cash received                          -            (27,365)
                                                                        -----           --------
                Net cash used for investing activities                    (7)            (29,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net of underwriting
    discounts and other costs                                           (251)             23,448
  Proceeds from preferred stock issuance                                  135                  -
  Proceeds from short-term obligations                                      -              3,500
  Proceeds from long-term obligations                                       -             14,101
  Cash paid for debt issuance costs                                         -             (1,602)
  Principal payments on short-term obligations                              -             (5,252)
  Principal payments on long-term obligations                               -             (2,573)
                                                                        -----           --------
                Net cash (used in) provided by financing activities     (116)             31,622

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (123)              3,284

CASH AND CASH EQUIVALENTS, beginning of period                            669                 52
                                                                        -----           --------

CASH AND CASH EQUIVALENTS, end of period                                $ 546           $  3,336
                                                                        =====           ========



   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION:

     F.Y.I. Incorporated (the "Company" or "F.Y.I.") was founded in September 1994 to create a national, single source provider of document management services to three primary client segments: healthcare institutions, professional services firms and financial institutions. In January 1996, F.Y.I. acquired (the "Acquisitions"), simultaneously with the closing of its initial public offering (the "IPO") on January 23, 1996, seven document management services businesses (the "Founding Companies"). The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of F.Y.I.

     Between September 1994 and the consummation of the IPO and the Acquisitions, F.Y.I. did not conduct any significant operations. For accounting purposes and for the purposes of the presentation of the financial statements herein, January 31, 1996 has been used as the effective date of the Acquisitions. Accordingly, the actual operating results of the Company included in the Statement of Operations for the nine months ended September 30, 1996 represent the eight months of operations subsequent to the consummation of the Acquisitions. Supplemental Statement of Operations Data for the nine months ended September 30, 1996 are presented in Note 2 herein.

     In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at September 30, 1996, its results of operations for the three and nine months ended September 30, 1995 and 1996, and its cash flows for the nine months ended September 30, 1995 and 1996. All significant intercompany accounts have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the combined financial statements of the Founding Companies and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on April 10, 1996, as amended by F.Y.I.'s Annual Report on Form 10-K/A filed with the Commission on April 29, 1996, and the Company's Current Report on Form 8-K filed on September 9, 1996. The results of operations for the interim periods ended September 30, 1996 and 1995 will not be indicative of the results for the full year because the Company only had operations for eight of the nine months and the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date.

2.   INITIAL PUBLIC OFFERING OF COMMON STOCK AND THE ACQUISITIONS

Initial Public Offering

     On January 26, 1996, the Company completed the IPO of 2,185,000 shares of Common Stock (including the exercise of the underwriters' over-allotment option) at $13.00 per share. Proceeds from the IPO, net of underwriting discount and IPO costs, were approximately $22.9 million. Of these net proceeds, approximately $7.1 million was used to pay a portion of the consideration for the Acquisitions, approximately $7.7 million was used to retire certain indebtedness of the Founding Companies, approximately $8.0 million was used for acquisitions subsequent to the IPO, and $0.1 million was used as working capital.

     Upon the closing of the IPO, the Company converted the 9,000 shares of Series A Preferred Stock then outstanding into 542,557 shares of Common Stock.


Acquisitions of the Founding Companies

     Simultaneously with the closing of the IPO, the Company acquired the Founding Companies. The aggregate consideration paid by F.Y.I. to acquire the Founding Companies was approximately $35 million, consisting of: (i) $7,059,000 in cash; (ii) 1,878,933 shares of Common Stock; (iii) the assumption and repayment of approximately $191,000 of indebtedness owed by a Founding Company stockholder; and (iv) the distribution of cash and certain receivables to certain stockholders of Founding Companies that were S corporations in the amount of $3,450,000, representing the undistributed retained earnings of such S corporations, upon which taxes have been paid by the stockholders.

     The Acquisitions have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of F.Y.I. and the Founding Companies at historical cost, because: (i) the Founding Companies' stockholders transferred assets to F.Y.I. in exchange for Common Stock and cash simultaneously with the IPO; (ii) the nature of future operations of the Company will be substantially identical to the combined operations of the Founding Companies; and (iii) no former stockholder group of any of the Founding Companies obtained a majority of the outstanding voting shares of the Company.

Supplemental Data

     Statement of Operations - Supplemental Data

     The Statement of Operations Data for the nine months ended September 30, 1995 represent the unaudited combined statement of operations of the Founding Companies for the period adjusted to give effect to: (i) compensation levels the officers and owners have agreed to receive subsequent to the IPO; and (ii) provision for income taxes as if all entities had been subject to federal and state income taxes for the period. The Supplemental Statement of Operations Data for the nine months ended September 30, 1996 represent a combination of: (i) the audited results of the combined Founding Companies for the one month of operations prior to the consummation of the Acquisitions adjusted for the compensation and tax adjustments discussed above; and (ii) the audited results of F.Y.I. Incorporated and Subsidiaries for the eight months subsequent to the consummation of the Acquisitions (which include acquisitions subsequent to the IPO from the date of their respective acquisition). The Supplemental Data are provided for information purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.


                                                                   SUPPLEMENTAL DATA
                                                         NINE MONTHS               NINE MONTHS
                                                            ENDED                      ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                            1995                       1996
                                                     -------------------        -------------------
                                                     (UNAUDITED IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Service revenue                                         $ 29,997                   $ 44,749
   Product revenue                                            4,815                      4,606
   Other revenue                                                674                        532
                                                           --------                   --------
                Total revenue                                35,486                     49,887
   Cost of services                                          19,064                     28,216
   Cost of products sold                                      3,890                      3,532
   Depreciation                                                 898                      1,113
                                                           --------                   --------
                Gross profit                                 11,634                     17,026
   Selling, general and administrative expenses (a)           7,657                     11,705
   Amortization                                                  48                        296
                                                           --------                   --------
                Operating income                              3,929                      5,025
   Interest and other expenses, net                             159                        187
                                                           --------                   --------
   Income before income taxes                                 3,770                      4,838
   Provision for income taxes (b)                             1,399                      1,950
                                                           --------                   --------
   Net income                                              $  2,371                   $  2,888
                                                           ========                   ========

   Net income per share                                                               $   0.53
                                                                                      ========

   Weighted average shares outstanding                                                   5,450


(a) Adjusted for Founding Company pro forma Compensation Differential of $1,532 for 1995 and $683 for 1996.
(b) Adjusted for pro forma provision for taxes of $1,411 for 1995 and $351 for 1996.

Weighted Average Shares Outstanding

     The number of shares (in thousands) used in calculating net income per share was determined as follows:


                                                              THREE MONTHS    NINE MONTHS
                                                                  ENDED          ENDED
                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                  1996           1996
                                                              -------------  -------------

Outstanding F.Y.I. shares after the IPO and the acquisitions
   of the Operating Companies (as defined below)                 5,768           5,434
Warrants to purchase stock under the treasury stock method          16              16
                                                                 -----           -----
         Number of shares used in net income
            per share calculation                                5,784           5,450
                                                                 =====           =====


3. BUSINESS COMBINATIONS

     Since the IPO, the Company has acquired 13 additional businesses (together with the Founding Companies, the "Operating Companies") which provide document management services. All of the acquisitions are accounted for under the purchase method of accounting.

In May 1996, the Company acquired the stock of B&B Information and Image Management, Inc. ("B&B") and Premier Document Management, Inc. and PDM Services, Inc. ("Premier"). In June 1996, the Company acquired all of the non-cash assets of Robert A. Cook and Staff, Inc. and RAC Services, Inc. ("Cook"). In August 1996, the Company acquired C.M.R.S. Inc. ("CMRS"), Minnesota Medical Record Service, Inc. ("Minnesota Medical Record") and Texas Medical Record Service, Inc. ("Texas Medical Record") (collectively "Medical Record"). Also, as of August 1996, the Company acquired ZIA Information Analysis Group ("ZIA"). B&B, Premier, Cook, Medical Record and ZIA are considered significant subsidiaries of the Company. The aggregate consideration paid for B&B, Premier, Cook, Medical Record and ZIA consisted of $20,129,000 in cash and 585,589 shares of Common Stock. The preliminary allocation of the purchase price is set forth below:


              Consideration Paid                       $28,123,000
              Estimated Fair Value of Tangible Assets   10,758,000
              Estimated Fair Value of Liabilities        7,527,000
              Goodwill                                  24,892,000


The fair market value of the shares of Common Stock used in calculating the consideration paid was $13.65, which represents a 35% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

The Company acquired substantially all of the assets of Sacramento Valley Records Management Co. ("Sacramento") and Microfilm Associates, Ltd. ("Microfilm) in February 1996; Octo, Incorporated ("Octo") in June 1996 and Domor Data Processing ("Domor"), Rushmore Legal Support ("Rushmore"), and Index Record Management ("Index") in July 1996. The aggregate consideration paid for Sacramento, Microfilm, Octo, Domor, Rushmore and Index consisted of $3,017,000 in cash. The preliminary allocation of the purchase price is set forth below:

              Consideration Paid                       $3,017,000
              Estimated Fair Value of Tangible Assets     720,000
              Estimated Fair Value of Liabilities         433,000
              Goodwill                                  2,730,000


The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocation is not expected to be materially different than the final allocation.

All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill will be amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with the B&B, Premier, Medical Record and ZIA acquisitions is not deductible for income tax purposes.

Set forth below is a pro forma income statement for the nine months ended September 30, 1996 and for the year ended December 31, 1995. The unaudited pro forma data give effect to: (i) the acquisitions of B&B, Premier, Cook, Medical Record and ZIA; (ii) the acquisitions of the Founding Companies; and (iii) compensation and tax adjustments for all transactions as if the transactions had occurred on January 1, 1995. The acquisitions of Sacramento, Microfilm, Octo, Domor, Rushmore and Index have not been included in the pro forma financial statements for periods prior to their acquisition date as the effect is immaterial.

                                          Pro Forma          Pro Forma
                                         Year Ended      Nine Months Ended
                                      December 31, 1995  September 30, 1996
                                      -----------------  ------------------
                                            (Unaudited In Thousands,
                                             Except Per Share Data)
Revenue                                   $ 78,160             $64,964
Income before income taxes                   8,270               6,986
Net income                                   5,098               4,178
Net income per common share               $   0.87             $  0.71
Average shares outstanding                   5,872               5,872
                                          ========             =======



4. CREDIT FACILITY

     In April 1996, the Company and its subsidiaries entered into a credit agreement, as amended (the "Line of Credit"), with Banque Paribas, as agent, and the lenders named therein. Under the Line of Credit, the Company and its subsidiaries may borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount up to $35.0 million from time to time under the secured revolving credit and acquisition facility, subject to certain customary borrowing capacity requirements. The Company and its subsidiaries may borrow up to an aggregate $30.0 million of term loans under the Credit Agreement for acquisitions under prescribed conditions. The Company and its subsidiaries may borrow revolving credit loans up to an aggregate $5.0 million under the Credit Agreement for working capital and general corporate purposes. The commitment to fund revolving credit loans expires April 14, 2001. The commitment to fund term loans expires October 15, 1997. The annual interest rate applicable to borrowings under this facility is, at the option of the Company, (i) 1.50% plus the prime rate or (ii) 3.00% plus the Eurodollar rate.

     The Credit Agreement requires mandatory prepayments in certain circumstances. The outstanding principal balance of term loans as of October 15, 1997 shall thereafter be due and payable in 14 equal quarterly payments beginning January 15, 1998, and ending April 15, 2001. The outstanding principal balance of revolving credit loans will be due and payable on April 15, 2001. As of September 30, 1996, the Company had $3.5 million in borrowings outstanding under this facility for working capital and corporate purposes, and $14.1 million in borrowings outstanding under the term loans for acquisitions.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                         OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under the section "Risk Factors."

  Introduction

     F.Y.I. was founded in September 1994 to create a national, single source provider of document management services. In January 1996, F.Y.I. acquired, simultaneously with the closing of the IPO, the Founding Companies. The Acquisitions have been accounted for in accordance with GAAP as a combination of the Founding Companies at historical cost, and January 31, 1996 has been used as the effective date of the Acquisitions. Between September 1994 and the consummation of the IPO, F.Y.I. did not conduct any operations. Accordingly, the actual operating results of the Company included in the Statement of Operations for the nine months ended September 30, 1996 represent only the eight months of operations subsequent to the consummation of the Acquisitions and the IPO. During the period prior to the IPO, F.Y.I. incurred various legal, accounting, marketing, travel and other costs in connection with the Acquisitions and the IPO which were funded by the issuance of equity securities. Additional costs associated with the Acquisitions and the IPO were paid with proceeds of the IPO.

     Subsequent to the IPO and through September 30, 1996, the Company acquired 13 additional document management businesses. All of these Subsequent Acquisitions have been accounted for using the purchase method of accounting. The results of operations for these Subsequent Acquisitions are reflected in the Company's financial statements based upon their individual acquisition dates.

     Supplemental Statement of Operations Data represent the combined results of: (i) the Founding Companies for the one month of operations prior to the consummation of the Acquisitions and the IPO and (ii) F.Y.I. Incorporated and Subsidiaries for the eight months of operations subsequent to the consummation of the Acquisitions and the IPO. Such data are presented and discussed herein in order to present the results of the Company since the consummation of the IPO compared to the results of the combined Founding Companies for periods prior to the IPO. The Supplemental Data are provided for information purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated. The Founding Companies were not under common control or management. Accordingly, such historical combined results may not be comparable to, or indicative of, future performance.

     The Company's revenue is classified as service revenue, product revenue and other revenue. Service revenue relates to: (i) document and data conversion services; (ii) records management services; (iii) database management and related services; (iv) medical records release of information services; and (v) litigation support services. Product revenue represents sales of micrographic and business imaging supplies and equipment, primarily in conjunction with film processing and other micrographic services. Other revenue consists of commissions on the sales of imaging systems and equipment and franchising fees.

     Cost of services consists primarily of compensation and benefits to non-administrative employees, occupancy costs, equipment costs and supplies and also includes the costs associated with other revenue discussed above. Cost of products sold relates to micrographics and business imaging supplies and equipment.

     Selling, general and administrative expenses ("SG&A") consist primarily of compensation and related benefits to the sales and marketing, executive management, accounting, human resources and other administrative employees of the Company, other sales and marketing costs, communications costs, insurance costs and legal and accounting professional fees. SG&A subsequent to the IPO include the costs of being a public company and the Company's executive management team.

The Company

     The Company had conducted no significant operations from its inception through the IPO and the Acquisitions. For accounting purposes and the presentation of the actual financial results herein, January 31, 1996 has been used as the effective date of the Acquisitions.

        THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 -- F.Y.I. INCORPORATED

     For the three months ended September 30, 1996, revenue was $21.3 million, gross profit was $7.3 million, operating income was $2.3 million, and net income was $1.2 million. As previously mentioned, F.Y.I. had no operations until February 1996.

        NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 -- F.Y.I. INCORPORATED

     For the nine months ended September 30, 1996, revenue was $46.0 million, gross profit was $15.7 million, operating income was $4.5 million, and net income was $2.6 million. As previously mentioned, F.Y.I. had no operations until February 1996. For further discussion of supplemental operations for the nine months ended September 30, 1996 and 1995, see "-- Supplemental."

     Liquidity and Capital Resources

     As of September 30, 1996, the Company had $5.0 million of working capital and $3.3 million of cash. Cash flows provided by operating activities for the nine months ended September 30, 1996 were $1.4 million. Cash used for investing activities was $29.7 million, as the Company paid $27.4 million for acquisitions, net of cash acquired. Cash provided by financing activities was $31.6 million. The Company raised $22.9 million in the IPO, net of underwriting discount and other costs associated with the IPO. The Company assumed $8.5 million of debt in the acquisition of the Founding Companies and subsequently retired all of this debt with the proceeds of the IPO, with the exception of approximately $0.4 million of debt with favorable interest rates and capital lease obligations of approximately $0.4 million. In April 1996, the Company negotiated a $35.0 million Line of Credit (see Note 4 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries). The Company paid $1.6 million in costs to secure this financing. As of September 30, 1996, the Company had borrowed $17.6 million under the Line of Credit to help fund the acquisition program. The Company assumed $2.9 million of debt in the Subsequent Acquisitions and retired $0.4 million of such debt. The assumed debt remaining has interest rates more favorable than the Company's credit facility.

     In the nine months ended September 30, 1995, the Company raised an additional $0.1 million through the sale of Preferred Stock. During this period the Company spent $0.3 million in activities related to the IPO and Acquisition and ended the period with $0.5 million in cash. The Company had no other operations during this period.

     The Company anticipates that cash from operations, additional bank financing available under the Line of Credit, the net proceeds of the proposed Offering (the "Offering"), of 2,000,000 Company shares of Common Stock filed on a Form S-1 Registration Statement on November 13, 1996 with the Securities and Exchange Commission (the "Commission") and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. The availability under the Line of Credit as of September 30, 1996 was $1.5 million for working capital and general corporate purposes, and approximately $13.5 million for acquisitions. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has filed an acquisition shelf Registration Statement on Form S-1 (Registration No. 333-108) registering 2,000,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 1,377,741 shares were available at September 30, 1996. The Company expects to renegotiate the Line of Credit upon consummation of the Offering in order to increase its flexibility in executing acquisition strategy.

Supplemental

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 -- F.Y.I. INCORPORATED COMBINED WITH FOUNDING COMPANIES

Revenue

     Total revenue. Total revenue increased 40.6% from $35.5 million for the nine months ended September 30, 1995 to $49.9 million for the nine months ended September 30, 1996. This increase was comprised of a 49.2% increase in service revenue and was offset by a 6.0% decrease in product and other revenue.

     Service revenue. Service revenue increased $14.8 million from $30.0 million for the nine months ended September 30, 1995 to $44.8 million for the nine months ended September 30, 1996. This increase was largely due to: (i) the Subsequent Acquisitions and (ii) internal growth in service revenue at the Founding Companies of 9.0%. This internal growth was primarily attributable to
(i) an increase in medical records release revenue at Recordex and Permanent of $1.5 million primarily attributable to the expansion into 32 additional healthcare institutions in the Eastern U.S. and Texas during 1995 and 1996;
(ii) an increase in litigation support revenue at Researchers of $700,000 primarily due to increased overnight document production and increased medical records subpoena and service of process requests; and (iii) an increase in micrographics and electronic imaging revenue at Imagent of $323,000 attributable to an overall increase in microfilming, scanning and coding projects, offset by the reduction in microfilm processing revenue due to the loss of a customer in early 1996.

     Product and other revenue. Product and other revenue decreased approximately $351,000 from $5.5 million for the nine months ended September 30, 1995 to $5.1 million for the nine months ended September 30, 1996. The decrease in product revenue primarily resulted from a decline in sales to governmental and related entities during the federal government shutdown in late 1995. This decline in product revenue was offset by increased product revenue associated with the purchase of B&B in May 1996. The decrease in other revenue was attributable to decreased sales of micrographics equipment in 1996.

Gross profit

     Gross profit increased 46.3% from $11.6 million for the nine months ended September 30, 1995 to $17.0 million for the nine months ended September 30, 1996, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 32.8% for the nine months ended
September 30, 1995 to 34.1% for the nine months ended September 30, 1996, primarily due to the higher margin mix of revenue associated with the Subsequent Acquisitions.

Selling, general and administrative expenses

     SG&A increased 52.9%, from $7.7 million for the nine months ended
September 30, 1995 to $11.7 million for the nine months ended September 30, 1996, primarily due to: (i) the establishment of corporate overhead required to execute the acquisition program and to manage the consolidated group of companies; and (ii) SG&A associated with the Subsequent Acquisitions. SG&A as a percentage of revenue (excluding corporate overhead) decreased from 21.7% for the nine months ended September 30, 1995 to 20.7% for the nine months ended September 30, 1996. This decrease was a result of: (i) a decrease in SG&A as a percentage of revenue at the Founding Companies from 21.7% for the nine months ended September 30, 1995 to 21.4% for the nine months ended September 30, 1996 primarily due to spreading the Company's fixed cost over a larger revenue base; and (ii) lower average SG&A as a percentage of revenue associated with the Subsequent Acquisitions relative to the Founding Companies.

Income before income taxes and net income

    Income before income taxes increased 28.3% from $3.8 million for the nine months ended September 30, 1995 to $4.8 million for the nine months ended September 30, 1996, and net income increased 21.8%, from $2.4 million for the nine months ended September 30, 1995 to $2.9 million for the nine months ended September 30, 1996, largely attributable to the factors discussed above. Net income for the nine months ended September 30, 1996 was impacted by a higher effective tax rate attributable to the elimination of graduated tax rates as the Founding Companies are now taxed on a consolidated basis and due to the impact of nondeductible goodwill associated with certain of the Subsequent Acquisitions.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      Since September 30, 1996, the Company has acquired two additional businesses. First, as of October 1996, the Company acquired
      Carton-Hodgson, Inc. and CH Direct, Inc., direct mail and fulfillment businesses.

      Second, in November 1996, the Company acquired Data Input Services Corporation, Inc., a data input business.

      The Company has contemporaneously with the filing of this Form 10-Q filed with the Commission a Registration Statement on Form S-1 registering 2,783,000 shares of Common Stock in connection with the Offering. The shares being registered include 2,000,000 shares to be sold by the Company, 420,000 shares to be sold by selling stockholders and 363,000 shares subject to an over-allotment option granted by the Company to the underwriters.

                                 RISK FACTORS

      LIMITED OPERATING HISTORY; RISKS OF INTEGRATION; ABILITY TO MANAGE GROWTH

           F.Y.I. was founded in September 1994 and conducted no operations prior to the consummation of the IPO. F.Y.I. acquired the Founding Companies simultaneously with the closing of the IPO and has acquired 15 additional companies since that time (together with the Founding Companies, the "Operating Companies"). Prior to their acquisition, these companies operated as separate independent entities. Currently, the Company has a decentralized financial reporting system and relies on the existing reporting systems of the Operating Companies. The success of the Company will depend, in part, on the Company's ability to integrate the operations of the Operating Companies, including centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation and the sharing of opportunities and resources. F.Y.I.'s management group has been assembled recently and had no previous experience in the document management services industry. There can be no assurance that the management group will effectively be able to oversee the combined entity and implement the Company's operating or growth strategies. Further, to the extent that the Company is able to implement fully its acquisition strategy, the resulting growth of the Company will place significant demands on management and on the Company's internal systems and controls. There can be no assurance that the recently assembled management group will effectively be able to direct the Company through a period of significant growth. In addition, no assurance can be given that the Company's current systems will be adequate for its future needs or that the Company will be successful in implementing new systems.

           A number of the Operating Companies offer different services, utilize different capabilities and technologies and target different geographic markets and client segments. While the Company believes that there are substantial opportunities in integrating these businesses, these differences increase the risk inherent in successfully completing such integration. Further, there can be no assurance that the Company's strategy to establish a single source provider for document management services will be successful, or that the Company's target client segments will accept the Company as a provider of such services. In addition, there can be no assurance that the operating results of the Company will match or exceed the combined individual operating results achieved by the Operating Companies prior to their acquisition.

      ACQUISITION STRATEGY

           The Company's primary growth strategy is the acquisition of additional document management services businesses that will complement its existing businesses. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems. Acquisitions may involve a number of special risks including: (i) adverse short-term effects on the Company's reported operating results; (ii) diversion of management's attention; (iii) dependence on retention, hiring and training of key personnel; (iv) risks associated with unanticipated problems or legal liabilities; and (v) amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on the Company's operations and financial performance. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may be bid up to higher levels. In any event, there can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein.

           The Company is regularly in discussions with additional acquisition candidates and may from time to time enter into letters of intent with respect to the acquisition of such businesses. No assurance can be given, however, that the Company will acquire any additional businesses.

      NEED FOR ADDITIONAL FINANCING TO CONTINUE ACQUISITION STRATEGY

           The Company currently intends to finance future acquisitions by using cash and its Common Stock for all or a portion of the consideration to be paid. The Company filed the Acquisition Shelf with the Commission relating to the separate offering of up to 2,000,000 shares of Common Stock to be used as consideration for acquisitions effected by the Company, of which 1,143,265 shares of Common Stock were available as of November 12, 1996. In the event that the Company's Common Stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept the Company's Common Stock as consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain capital through additional debt or equity financings. In April 1996, the Company and its subsidiaries entered into the Line of Credit, with Banque Paribas, as agent, and the lenders named therein. Under the Line of Credit, the Company and its subsidiaries may borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $5.0 million for working capital and general corporate purposes and term loans in an aggregate principal amount of $30.0 million for acquisitions, subject to certain restrictions in the Line of Credit. As of November 12, 1996, the availability under the Line of Credit was $2.5 million for working capital and $8.8 million for acquisitions. There can be no assurance, however, that funds available under the Line of Credit will be sufficient for the Company's needs.

      EFFECT OF POTENTIAL FLUCTUATIONS IN OPERATING RESULTS ON PRICE OF COMMON STOCK; VOLATILITY OF STOCK PRICE

           Results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent quarter or a full fiscal year. Quarterly results may vary materially as a result of the timing and structure of acquisitions, the timing and magnitude of costs related to such acquisitions, the gain or loss of material client relationships and variations in the prices charged by the Company for the services it provides. In addition, since a significant portion of the Company's revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in the Company's results of operations for particular quarterly periods. Such fluctuations in operating results may adversely affect the market price of the Company's Common Stock. The market price for the Company's shares may also fluctuate in response to material announcements by the Company or significant clients or competitors of the Company, changes in the economic or other conditions impacting the Company's targeted client segments or general economic conditions outside of the Company. Further, the securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Common Stock.

      DEPENDENCE ON CERTAIN CLIENT SEGMENTS AND TECHNOLOGY

           The Company derives its revenue primarily from its three targeted client segments: healthcare institutions, professional services firms and financial institutions. Fundamental changes in the business practices of any of these client segments, whether due to regulatory, technological or other developments, could cause a material reduction in demand by such clients for the services offered by the Company. Any such reduction in demand would have a material adverse effect on the results of operations of the Company. The document management services industry is characterized by technological change, evolving customer needs and emerging technical standards. Although the Company believes that it will be able to continue to offer services based on the newest technologies, there can be no assurance that the Company will be able to obtain the rights to use any such technologies, that it will be able to effectively implement such technologies on a cost-effective or timely basis or that such technologies will not render obsolete the Company's role as a third party provider of document management services.

      COMPETITION

           The document management services businesses in which the Company competes and expects to compete are highly competitive. A significant source of competition is the in-house document handling capability of the Company's targeted client base. There can be no assurance that these businesses will outsource more of their document management needs or that such businesses will not bring in-house services that they currently outsource. In addition, certain of the Company's competitors are larger businesses and have greater financial resources than the Company. Certain of these competitors operate in broader geographic areas than the Company, and others may choose to enter the Company's areas of operation in the future. In addition, the Company intends to enter new geographic areas through internal growth and acquisitions and expects to encounter significant competition from established competitors in each of such new areas. As a result of this highly competitive environment, the Company may lose customers or have difficulty in acquiring new customers and new companies, and its results of operations may be adversely affected.

      RELIANCE ON KEY PERSONNEL

           The Company's operations are dependent on the continued efforts of its executive officers and on senior management of the Operating Companies. Furthermore, the Company will also be dependent on the senior management of businesses acquired in the future. If any of these people is unable or unwilling to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected. The Company does not intend to obtain key person life insurance covering any of its executive officers or other members of senior management.

      POTENTIAL LIABILITY FOR BREACH OF CONFIDENTIALITY

           A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. Although the Company has established procedures intended to eliminate any unauthorized disclosure of confidential information and, in some cases, has contractually limited its potential liability for unauthorized disclosure of such information, there can be no assurance that unauthorized disclosures will not result in material liability to the Company.

      INCREASE IN MINIMUM WAGE

           As of October 1, 1996, the federal minimum wage increased to $4.75 an hour. The second phase of the increase will be implemented on September 1, 1997, bringing the federal minimum wage to $5.15 an hour. In addition, California and other states have increased or may increase their minimum wage above the federal minimum. A significant number of the Company's employees earn slightly above the minimum wage and, therefore, the Company may have to increase salaries to remain competitive. Accordingly, the Company's results of operations may be adversely affected.

      CONTROL BY MANAGEMENT

           Following the completion of the Offering, the directors and executive officers of the Company will beneficially own approximately 20.4% of the then outstanding shares of Common Stock (19.5% if the Underwriters' over-allotment option is exercised in full) and exercise substantial control over the Company's affairs. These stockholders acting together would likely be able to elect a sufficient number of directors to control the Board of Directors and to approve or disapprove any matter submitted to a vote of stockholders.

      POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF COMMON
      STOCK

           The market price of the Common Stock of the Company could be adversely affected by the sale of substantial amounts of Common Stock of the Company in the public market. After the completion of the Offering, there will be 8,165,450 shares of Common Stock outstanding. The 2,420,000 shares offered in the Offering will be, and the 2,185,000 shares sold in the IPO are, freely tradable without restriction unless acquired by affiliates of the Company. Of such 8,165,450 shares, 2,664,615 shares, together with 165,000 shares of Common Stock currently issuable upon exercise of outstanding warrants, have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), which means that they may be resold publicly only upon registration under the Securities Act or in compliance with an exemption from the registration requirements of the Securities Act, including the exemption provided by Rule 144 under the Securities Act. Holders of all such unregistered shares, however, have certain registration rights with respect to such shares.

           The Company has agreed not to sell or otherwise dispose of any shares of Common Stock for a period of 90 days from the date of the Offering without the prior written consent of Montgomery Securities, except that the Company may issue Common Stock in connection with acquisitions or upon the exercise of options. In addition, the former owners of the Founding Companies and the initial stockholders of the Company (which together include the Selling Stockholders) have agreed with the Company that they will not sell any of their shares for a period of two years after January 26, 1996 (other than certain sales registered under the Securities Act and a limited ability to pledge such shares as collateral). The Company has agreed not to waive such restriction for a period of 90 days from the date of the Offering without the prior written consent of Montgomery Securities. Directors of the Company who are not subject to these contractual restrictions have agreed not to contract to sell or otherwise sell or dispose of any of their Common Stock for a period of 90 days after the date of the Offering without the prior written consent of Montgomery Securities.

           The Company issued 856,735 shares of Common Stock as partial consideration for acquisitions completed since the IPO. Such 856,735 shares were registered under the Acquisition Shelf and are freely tradable (except for 36,670 shares held by a wholly-owned subsidiary of the Company) unless acquired by parties to the acquisition or affiliates of such parties, in which case they may be sold pursuant to Rule 145 under the Securities Act. In addition, these shares are subject to contractual restrictions on resale which generally expire two years from the date of issuance.

           The Company has reserved for issuance under its 1995 Stock Option Plan (the "Plan") an aggregate of 650,000 shares of Common Stock, or 12% of the aggregate number of shares of the Common Stock outstanding, whichever is greater. The Company has registered the shares issuable upon exercise of options granted under the Plan, and such shares will be eligible for resale in the public market. As of November 12, 1996, the Company had options to purchase 635,300 shares of Common Stock outstanding under the Plan.

      EFFECT OF CERTAIN CHARTER PROVISIONS

           The Board of Directors of the Company is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise.

      RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

           This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document management services geographically, to attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number                 Description
--------------                 -----------
  10.23           --  Second Amendment to Credit Agreement, dated as of August
                      30, 1996, by and among F.Y.I. Incorporated and its subsidiaries and Banque Paribas, IBJ Schroder Bank & Trust, and First Source Financial LLP

  21              --  List of subsidiaries of F.Y.I. Incorporated

  27              --  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Commission on September 9, 1996, reporting under Items 2, 5 and 7 thereto the acquisitions by the Company of Medical Record and ZIA and including the following historical restated and pro forma financial information of the Company reflecting recently completed significant acquisitions:

                              FINANCIAL STATEMENTS

                                NEW ACQUISITIONS

C.M.R.S. INCORPORATED
         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Shareholder's Equity
         Statements of Cash Flows
         Notes to Financial Statements
MINNESOTA MEDICAL RECORD SERVICE, INC.
         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Stockholder's Equity
         Statements of Cash Flows
         Notes to Financial Statements
TEXAS MEDICAL RECORD SERVICE INC.
         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Shareholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements
ZIA INFORMATION ANALYSIS GROUP
         Report of Independent Public Accountants
         Balance Sheets
         Statements of Operations
         Statements of Shareholders' Equity
         Statements of Cash Flows
         Notes to Financial Statements

                         PRO FORMA FINANCIAL STATEMENTS

F.Y.I. Incorporated and Subsidiaries
        Pro Forma Balance Sheet - June 30, 1996 (unaudited)
        Pro Forma Statement of Operations for the Year Ended December 31, 1995
          (unaudited)
        Pro Forma Statement of Operations for the Six Months Ended June 30, 1996
          (unaudited)
        Notes to Pro Forma Financial Statements (unaudited)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                      F.Y.I. Incorporated



Date:  November 12, 1996              By: /s/ Ed H. Bowman, Jr.
                                          --------------------------
                                      Ed H. Bowman, Jr.
                                      Chief Executive Officer


Date:  November 12, 1996              By: /s/ David Lowenstein
                                          --------------------------
                                      David Lowenstein
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date:  November 12, 1996              By: /s/ Timothy J. Barker
                                          --------------------------
                                      Timothy J. Barker
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
Number                            Description
-------                           -----------

  10.23           Second Amendment to Credit Agreement, dated as of August
                  30, 1996, by and among F.Y.I. Incorporated and its subsidiaries and Banque Paribas, IBJ Schroder Bank &
                  Trust, and First Source Financial LLP

  21              List of subsidiaries of F.Y.I. Incorporated


  27              Financial Data Schedule