Form 10-K405
period 1996-12-31
FYI INC
filed 1997-03-11
CIK 936931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-27444

                              F.Y.I. INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 75-2560895
            (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                 Identification No.)

      3232 MCKINNEY AVE., SUITE 900, DALLAS, TEXAS                                 75204
        (Address of principal executive offices)                                 (zip code)

                                 (214) 953-7555
                        (Registrant's telephone number,
                              including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                       ON WHICH REGISTERED
                  -------------------                                      ---------------------
                          None                                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES [X] NO [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 7, 1997 was $189,152,305, based on the last sale price ($23.25) of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on March 7, 1997.

     As of March 7, 1997, 8,779,434 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1996 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                              F.Y.I. INCORPORATED

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                      PAGE
                                                      ----
                          PART I

Item 1.     Business................................    1
Item 2.     Properties..............................   11
Item 3.     Legal Proceedings.......................   11
Item 4.     Submission of Matters to a Vote of
            Security Holders........................   11

                         PART II

Item 5.     Market for Registrant's Common Equity
            and Related Stockholder Matters.........   12
Item 6.     Selected Financial Data.................   12
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..............................   17
Item 8.     Financial Statements and Supplementary
            Data....................................   23
Item 9.     Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure..............................  138

                         PART III

Item 10.    Directors and Executive Officers of the
            Registrant..............................  138
Item 11.    Executive Compensation..................  138
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management...................  138
Item 13.    Certain Relationships and Related
            Transactions............................  138

                         PART IV

Item 14.    Exhibits, Financial Statements
            Schedules, and Reports on Form 8-K......  139

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     F.Y.I. Incorporated ("F.Y.I." or the "Company") was founded in September 1994 to create a national, single source provider of document management services to three primary client segments: healthcare institutions, professional services firms and financial institutions. The Company's primary strategy is to consolidate the highly fragmented document management services industry through acquisitions. In January 1996, F.Y.I. acquired, simultaneously with the closing of its initial public offering (the "IPO"), seven document management services businesses (the "Founding Companies"). Since the IPO, and through December 31, 1996, the Company acquired 18 additional companies (the "Subsequent Acquisitions"). Since December 31, 1996, the Company has acquired three additional companies, for a total of 28 acquisitions since the Company's inception. In December 1996, the Company completed a public offering of 2,783,000 shares of Common Stock (including 420,000 shares of Common Stock sold by selling stockholders) (the "December Offering"). The proceeds from the December Offering were used to repay the outstanding balance on its line of credit, to pay a portion of consideration for acquisitions and to retire indebtedness assumed in acquisitions. The remaining proceeds are to be used for general corporate purposes, which are expected to include additional acquisitions. The Company intends to continue to aggressively pursue strategic acquisitions in existing and new markets, cross-sell its full range of services to its current customer base and expand the marketing of its services to new customers.

     An estimated four trillion documents are generated annually in the United States. A significant portion of the storage, processing and management of these documents is outsourced to small document management services businesses. Further, the Company believes that the document management services market is growing due to several factors, including: (i) government regulations that require lengthy document retention periods and rapid accessibility for many types of records; (ii) increased customer expectations of low cost access to records on short notice and, in many instances, at disparate locations; (iii) the increasing litigiousness of society, necessitating access to relevant documents and records for extended periods; and (iv) continuing advancements in computer, networking, facsimile, printing and other technologies which have greatly facilitated the production and wide distribution of documents.

     The Company's three targeted client segments generate large volumes of documents and require specialized processing, distribution, storage and retrieval of these documents and the information they contain. The Company believes that these client segments will continue to increase their outsourcing of document management services in order to maintain their focus on core operating competencies and revenue generating activities; reduce fixed costs, including labor and equipment costs; and gain access to new technologies without incurring the expense and risk of near-term obsolescence of such technologies.

     The document management services business is highly fragmented. The Company believes that many small document management services businesses: (i) have insufficient capital for expansion; (ii) cannot keep abreast of rapidly changing technologies; (iii) lack effective marketing programs; and (iv) are unable to meet the needs of large, geographically dispersed clients. In addition, there are a limited number of options for owners of such businesses to obtain liquidity by selling their businesses. As a result, the Company believes that many owners of such businesses will continue to be receptive to its acquisition program.

BUSINESS STRATEGY

     The Company's goal is to become a national, single source provider of document management services for its three primary target client segments: healthcare institutions, professional services firms and financial institutions, as well as governmental entities and Fortune 500 companies. In order to achieve this goal, the Company is implementing its focused business strategy based on the following key principles:

     Establish Full Service Operations in Multiple Metropolitan Areas. The Company intends to establish a full range of document management operations to meet the diverse needs of targeted metropolitan areas by implementing its "fill-in-the-grid" strategy through selected acquisitions and expansion of existing businesses. Ultimately, the Company will seek to achieve a national scope of coverage so that it can implement a national sales and service policy.

     Capitalize on Cross-Selling Opportunities. The Company intends to continue to cross-sell in two primary ways. First, the Company intends to leverage its existing client relationships by selling such clients additional document management services provided by the Company's other businesses. Second, the Company intends to leverage its existing knowledge with respect to industry transferable services by marketing such services across client segment lines.

     Achieve Cost Savings Through Economies of Scale. The Company believes that it will be able to achieve significant economies of scale by combining a number of general and administrative functions at the corporate level and by reducing or eliminating redundant functions and facilities. For example, the Company has implemented a Company-wide insurance plan, employee benefits programs and purchasing certain items, such as paper, microfilm and storage racks, on a combined basis. To the extent that the Company is able to expand through the acquisition of additional document management businesses, the Company believes that such cost savings will continue to accrue.

     Operate With a Decentralized Management Strategy. The Company believes that the experienced local management teams of its acquired businesses have a valuable understanding of their respective markets and businesses and have existing client relationships upon which they may capitalize. Accordingly, the Company is operating and expects to continue to operate with a decentralized management strategy. Local management will remain empowered to make most of the day-to-day operating decisions at each location and will be primarily responsible for the profitability and growth of that location. Although the Company intends to have local management operate with a high degree of autonomy, the Company believes that regular communication between the individual businesses and the Company's executive management team will be integral to realizing the benefits afforded by the consolidation of these businesses into a single company.

ACQUISITION STRATEGY

     Since the IPO, the Company has acquired 21 additional companies. The Company believes that there are significant opportunities to consolidate the capabilities and resources of a number of existing document management services businesses with the intent of providing customers with a single source document management solution. Accordingly, the Company is pursuing a "fill-in-the-grid" strategy aimed at providing comprehensive document management services based on the demands of the given geographical market. The Company has implemented an aggressive, three-tiered acquisition program consisting of "beachhead acquisitions" to enter additional targeted markets, "service expansion acquisitions" to acquire additional service capabilities within such markets and "tuck-in" acquisitions to gain market share.

     In order to enter a targeted geographic market, the Company makes "beachhead" acquisitions of leading document management services companies with strong market positions. In analyzing beachhead acquisition candidates, the Company focuses on acquiring businesses that have one or more of the following characteristics: (i) experienced and high quality management; (ii) multiple locations, preferably with operations in two to three contiguous markets; (iii) a strong customer franchise; and (iv) a history of profitability.

     The second tier of the Company's acquisition program involves the acquisition of related document management services companies that will either increase the Company's offered services in a particular region or increase its share of the market for those services it already offers in that region. In making such "service expansion" acquisitions, the Company assesses the services required by the specific market's customer base and then seeks to acquire leading providers of such services within that geographic area.

     Finally, in order to increase its market share and realize economies of scale, the third tier of the Company's acquisition program is the acquisition of smaller "tuck-in" businesses that can be easily assimilated into the operations of the Company's existing businesses. Such tuck-in businesses are intended to enable the Company to benefit from the operating leverage of its existing businesses by acquiring additional market share and revenue while eliminating or reducing certain general, administrative and operating costs previously associated with such revenue. Accordingly, the Company targets tuck-in businesses with strong customer relationships.

     The Company believes that it will continue to be an attractive acquiror of other document management services companies due to its strategy of retaining selected owners and management of acquired companies, its access to growth capital and its ability to offer sellers cash for their business as well as an ongoing equity stake in the Company. Nevertheless, there are numerous risks associated with the Company's intended acquisition program. See "-- Risk Factors-Acquisition Strategy," "-- Reliance on Key Personnel" and "-- Need for Additional Financing to Continue Acquisition Strategy."

SERVICES OFFERED

     The Company provides a wide variety of document management services and draws upon its available services to develop document management solutions for its clients based on their specific needs. The current document management services that are provided in certain geographic locations include:

  Transferable Services

     Document and Data Conversion Services. Document and data conversion services include micrographics services and electronic imaging services. Micrographics services involve: (i) the conversion of paper documents into microfilm images; (ii) film processing; and (iii) computer-based indexing and formatting. Typically, micrographic services are selected: (i) as a cost-competitive technology to reduce the physical size of stored records; (ii) for their long-term (over 100 years) archival capabilities; and (iii) as an intermediate step in certain imaging or reprographic applications.

     Electronic imaging services involve the conversion of paper or microfilm documents into digitized information through optical scanners. Digitized information can be either stored as an image or converted to code through optical character recognition (OCR) or digital imaging storage and retrieval technologies. Conversion to code provides additional processing capabilities such as manipulation of data. In both cases, the digitized information can be stored on either a magnetic medium, such as a computer diskette, or on optical laser disks, such as compact disks. Electronic imaging is generally used because of the storage media's high speed of retrieval, its multiple indexing and text search formatting capabilities, and its ability to be used to distribute output to multiple locations. Electronic imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the retrieval applications.

     Records Management Services. Records management services consist of active or open shelf storage and archival storage of inactive documents. Active or open shelf storage services involve the storage, processing (i.e., indexing and formatting), retrieval, delivery and return to storage of documents on a rapid time frame. Many of such services are provided electronically. Representative uses for open shelf storage include active medical and legal case files. In many instances, open shelf storage is offered as an outsourced file room service, where documents are requested and retrieved frequently and, in many cases, transmitted via facsimile or electronically due to the urgency of the request. Service fees generally include a monthly fee based on activity levels and volumes stored, with extra billing for specialized requests.

     The archiving of inactive documents involves storage for extended periods of time with a lesser emphasis on service or accessibility to stored documents. Typical uses for archival storage of inactive documents include storage of closed files for professional services firms and documents that may be required by law to be maintained by hospitals, other healthcare institutions and financial institutions for extended periods. Service fees generally include billing for storage space, plus activity charges for each retrieval, delivery and return to storage, and ultimately for document destruction.

     Database Management and Related Services. Database management and related services include database management, data entry, direct mail and fulfillment services. Database management services involve data capture (manually or through scanning or other electronic media), data consolidation and elimination, storage, maintenance, formatting and report creation. Data entry includes the conversion of text and handwritten paper media into digital files. An advantage of digital files is the ability to manipulate large amounts of data quickly and efficiently. In some cases, database services include statistical analysis of data. Direct mail and fulfillment services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of statements, reports and letters to consumers and other target audiences.

  Industry Specific Services

     The Company has developed industry specific services in order to address the document management needs of its particular clients. These industry specific services include:

     Medical Records Release Services. Medical records release services involve processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals and other large healthcare institutions. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital.

     Litigation Support. Litigation often involves the production (i.e., delivery to opposing counsel) and management of thousands of pages of documents, extracted in their current working form from the offices and files of litigating parties and their experts, advisors and legal counsel. Litigation support services include managing the logistics of high volume document production, microfilming and/or electronic imaging, document coding, computer indexing, automated document retrieval and high speed, multiple-set reproduction of documents. Additional litigation support services include subpoena of business documents and service of process, discovery assistance, document coding, forensic analysis and other trial support services to law firms, corporations and regulated entities. These clients typically look to litigation support companies to augment their internal operations and capabilities on an as-needed, job-by-job basis. Clients are generally billed on a per unit basis.

  Business Imaging Products Sales

     The Company has a five-year agreement with the Eastman Kodak Company that expires on December 31, 1999 and grants the Company the right to act as a distributor of a wide range of Kodak microfilm and business imaging supplies in Delaware, Maryland, Pennsylvania, Virginia, West Virginia and Washington, D.C.

SALES AND MARKETING

     The Company has a broad customer base, and none of the Company's customers accounted for more than 5.0% of revenue for the year ended December 31, 1996. Historically, the Company's sales efforts have been implemented on a location-by-location basis and typically have been coordinated either through separate sales personnel or as part of the local management's responsibilities. The Company's existing local sales efforts are supplemented through local sales representatives. The Company strives to increase its client base by attracting customers away from small, single business operators as a result of its ability to offer a broader range of solutions for its clients' document management needs. In addition, the Company intends to continue to focus on increasing revenue from its existing clients by cross-selling its services and broadening its product offerings. Once the Company gains critical mass in a number of metropolitan areas, it will seek to augment local sales and marketing efforts through the implementation of a national sales/account program.

COMPETITION

     The document management services businesses in which the Company competes and expects to compete are highly competitive. A significant source of competition is the in-house document handling capability of the Company's target client base. There can be no assurance that these businesses will outsource more of their document management needs or that such businesses will not bring in-house services that they currently outsource. In addition, certain of the Company's competitors are larger businesses and have greater financial resources than the Company. Certain of these competitors operate in broader geographic areas than the

Company, and others may choose to enter the Company's areas of operation in the future. In addition, the Company intends to continue to enter new geographic areas through internal growth and by acquiring existing companies and expects to encounter significant competition from established competitors in each of such new areas. As a result of this highly competitive environment, the Company may lose customers or have difficulty in acquiring new customers and new companies and its results of operations may be adversely affected.

     The Company believes that the principal competitive factors in document management services include accuracy, reliability and security of service and client segment specific knowledge and price. The Company competes primarily on the basis of quality of service and client segment specific knowledge, and believes that it competes favorably with respect to these factors.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 1,830 full-time and 275 part-time employees. As of such date, the Company had approximately 100 employees represented by labor unions. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning each of the executive officers of the Company:

                            NAME                               AGE                       POSITION
                            ----                               ---                       --------
Thomas C. Walker.............................................  64     Chairman of the Board and Chief Development
                                                                        Officer
Ed H. Bowman, Jr.............................................  50     President and Chief Executive Officer;
                                                                        Director
David Lowenstein.............................................  35     Executive Vice President -- Corporate
                                                                      Development and Acquisitions and Chief
                                                                        Financial Officer; Director
Timothy J. Barker............................................  34     Vice President and Chief Accounting Officer
Margot T. Lebenberg..........................................  29     Vice President, General Counsel and Secretary

     Thomas C. Walker has been Chairman of the Board of F.Y.I. since its inception in September 1994 and has been Chief Development Officer of F.Y.I. since November 1995. From September 1994 until November 1995, Mr. Walker held the positions of President and Chief Executive Officer. From August 1991 to December 1994, Mr. Walker was Vice President, Corporate Development, of Laidlaw Waste Systems, Inc., a subsidiary of Laidlaw, Inc., a waste management company, where he was responsible for its acquisition and divestiture program in the United States and Mexico. From May 1989 until he joined Laidlaw Waste Systems, Inc., Mr. Walker was President of Thomas C. Walker Associates, Inc., a company providing merger, acquisition and financial consulting services focusing on the waste management industry. During his career, Mr. Walker has been responsible for the acquisition or divestiture of over 150 businesses over a 30-year period. Mr. Walker holds a B.S. in Industrial Engineering from Lafayette College.

     In May 1989, Mr. Walker resigned from a senior executive position with a former employer and received a severance payment under the terms of his employment agreement. In July 1989, such employer commenced a proceeding in bankruptcy, and, after emerging from such proceeding and in connection with its liquidation, sought to recover Mr. Walker's severance payment as a preference claim. Mr. Walker litigated this claim but ultimately entered into a judgment requiring him to make significant payments to his former employer. In April 1993, Mr. Walker filed a voluntary petition in bankruptcy in order to discharge such judgment and two mortgage notes relating to two condominiums in Dallas, the holders of which were unwilling to renegotiate the terms of the mortgages. Mr. Walker did not seek any other relief from creditors, and the bankruptcy was discharged in February 1994.

     Ed H. Bowman, Jr. has been President and Chief Executive Officer and a Director of F.Y.I. since November 1995. From May 1993 to June 1995, Mr. Bowman was Executive Vice President and Chief

Operating Officer of the Health Systems Group of First Data Corporation, a financial services company. Mr. Bowman was responsible for the day-to-day operations of research and development, marketing and customer service. From 1983 to 1993, Mr. Bowman served in a number of executive positions with HBO & Co. ("HBO"), including VP -- International, VP -- Marketing, Senior
VP -- Customer Services, Group Senior VP -- Research and Development, and last serving as Executive Vice President and Chief Operating Officer of the Star Business Unit with responsibility for domestic operations. Prior to joining HBO, Mr. Bowman was with Andersen Consulting for 10 years, where he was elected a Partner. Mr. Bowman became a C.P.A. in 1973 and holds an M.S. from Georgia Institute of Technology and a B.B.A. from Georgia State University. Mr. Bowman is an investor and former board member of several early-stage, high-technology companies.

     David Lowenstein reassumed the responsibility of Chief Financial Officer of F.Y.I. in July 1996, the position he held prior to the IPO, and has been Executive Vice President -- Corporate Development and Acquisitions and a Director of F.Y.I. since February 1995. Prior to joining the Company, Mr. Lowenstein served, since February 1994, as Vice President, Business Development of Laidlaw Waste Systems, Inc., with overall responsibility for Laidlaw Waste System's acquisition and divestiture program in North America. From April 1990 until February 1994, Mr. Lowenstein served in a variety of capacities, including Director -- Corporate Development, for Laidlaw, Inc. From November 1988 to March 1990, he served as a business analyst for Tricil, Ltd., a solid and hazardous waste company that was acquired by Laidlaw, Inc. in 1990. Mr. Lowenstein has been responsible for the acquisition or divestiture of over 75 businesses in North America and Europe. Mr. Lowenstein holds a B.A. in Economics from Sir Wilfred Laurier University and an M.S. in Public and Business Administration from Carnegie Mellon University. Mr. Lowenstein is a citizen of the Dominion of Canada residing in the United States.

     Timothy J. Barker has been Vice President and Chief Accounting Officer of F.Y.I. since July 1996. From November 1995 to July 1996, Mr. Barker held the position of Controller of F.Y.I. Prior to joining F.Y.I. as a full-time consultant in June 1995, Mr. Barker was a manager with Arthur Andersen LLP, where he served in various capacities over a nine-year period. Mr. Barker served as Vice President of Financial Planning and Analysis for Sunbelt National Mortgage Corporation from June 1993 to October 1994. Mr. Barker holds a B.A. in Accounting from Texas Tech University and has been a C.P.A. since 1985.

     Margot T. Lebenberg has been Vice President, General Counsel and Secretary of F.Y.I. since May 1996. From 1992 until joining the Company, Ms. Lebenberg was with Morgan, Lewis & Bockius LLP in New York, where she practiced law primarily in the areas of securities and mergers and acquisitions, specializing in consolidation transactions. Ms. Lebenberg holds a B.A. in Economics and History from the State University of New York at Binghamton and a J.D. from Fordham University School of Law.

                                  RISK FACTORS

LIMITED OPERATING HISTORY; RISKS OF INTEGRATION; ABILITY TO MANAGE GROWTH

     F.Y.I. was founded in September 1994 and conducted no operations prior to the consummation of the IPO. F.Y.I. acquired the Founding Companies simultaneously with the closing of the IPO and has acquired 21 additional companies since that time (together with the Founding Companies, the "Operating Companies"). Prior to their acquisition, these companies operated as separate independent entities. Currently, the Company has a decentralized financial reporting system and relies on the existing reporting systems of the Operating Companies. The success of the Company will depend, in part, on the Company's ability to integrate the operations of the Operating Companies, including centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation and the sharing of opportunities and resources. F.Y.I.'s management group has been assembled recently and had no previous experience in the document management services industry. There can be no assurance that the management group will effectively be able to oversee the combined entity and implement the Company's operating or growth strategies. Further, to the extent that the Company is able to implement fully its acquisition strategy, the resulting growth of the Company will place significant demands on management and on the Company's internal systems and controls. There can be no assurance that the recently assembled management group will effectively be able to direct the Company through a period of significant growth. In addition, no assurance can be given that the Company's current systems will be adequate for its future needs or that the Company will be successful in implementing new systems.

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

NEED FOR ADDITIONAL FINANCING TO CONTINUE ACQUISITION STRATEGY

     The Company currently intends to finance future acquisitions by using cash and its Common Stock for all or a portion of the consideration to be paid. The Company's Registration Statement on Form S-1

(Registration No. 333-1084) (the "Acquisition Shelf") relates to the offering of 2,000,000 shares of Common Stock to be used as consideration for acquisitions by the Company, of which approximately 918,701 shares remained available as of March 7, 1997. In the event that the Company's Common Stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept the Company's Common Stock as consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain capital through additional debt or equity financings. In December 1996, the Company completed the December Offering. The proceeds from the December Offering were used to repay the outstanding balance under the Credit Agreement, as amended (the "Line of Credit"), among the Company and its subsidiaries, Banque Paribas, as agent, and the lenders named therein, and for general corporate purposes, which have included and are expected to include additional acquisitions. Under the Line of Credit, the Company and its subsidiaries initially could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $5.0 million for working capital and general corporate purposes and term loans in an aggregate principal amount of $30.0 million for acquisitions, subject to certain restrictions in the Line of Credit. As of March 7, 1997, the availability under the Line of Credit was $5.0 million for working capital and $8.8 million for acquisitions. There can be no assurance, however, that funds available under the Line of Credit will be sufficient for the Company's needs.

EFFECT OF POTENTIAL FLUCTUATIONS IN OPERATING RESULTS ON PRICE OF COMMON STOCK; VOLATILITY OF STOCK PRICE

     Results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent quarter or a full fiscal year. Quarterly results may vary materially as a result of the timing and structure of acquisitions, the timing and magnitude of costs related to such acquisitions, the gain or loss of material client relationships and variations in the prices charged by the Company for the services it provides. In addition, since a significant portion of the Company's revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in the Company's results of operations for particular quarterly periods. Such fluctuations in operating results may adversely affect the market price of the Company's Common Stock. The market price for the Company's shares may also fluctuate in response to material announcements by the Company or significant clients or competitors of the Company, changes in the economic or other conditions impacting the Company's targeted client segments or changes in general economic conditions. Further, the securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of the Common Stock.

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

RELIANCE ON KEY PERSONNEL

     The Company's operations are dependent on the continued efforts of its executive officers and on senior management of the Operating Companies. Furthermore, the Company will likely depend on the senior management of businesses acquired in the future. If any of these people is unable or unwilling to continue in his or her present role, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected. The Company does not currently have key person life insurance covering any of its executive officers or other members of senior management.

POTENTIAL LIABILITY FOR BREACH OF CONFIDENTIALITY

     A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. Although the Company has established procedures intended to prevent any unauthorized disclosure of confidential information and, in some cases, has contractually limited its potential liability for unauthorized disclosure of such information, there can be no assurance that unauthorized disclosures will not result in material liability to the Company.

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

CONTROL BY MANAGEMENT

     As of March 7, 1997, the directors and executive officers of the Company beneficially owned approximately 19.0% of the outstanding shares of Common Stock and exercise substantial control over the Company's affairs. These stockholders acting together would likely be able to elect a sufficient number of directors to control the Board of Directors and to approve or disapprove any matter submitted to a vote of stockholders.

POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF COMMON STOCK

     The market price of the Common Stock of the Company could be adversely affected by the sale of substantial amounts of Common Stock of the Company in the public market. As of March 7, 1997, there were 8,779,434 shares of Common Stock outstanding. The 2,783,000 shares sold by the Company and certain selling stockholders in the December Offering, and the 2,185,000 shares sold in the IPO, are freely tradable without restriction unless acquired by affiliates of the Company. Of such 8,779,434 shares, 2,664,615 shares, together with 165,000 shares of Common Stock currently issuable upon exercise of outstanding warrants, have not been registered under the Securities Act, which means that they may be resold publicly only upon registration under the Securities Act or in compliance with an exemption from the registration requirements of the Securities Act, including the exemption provided by Rule 144 under the Securities Act. Holders of all of such unregistered shares, however, have certain registration rights with respect to such shares.

     The Company has agreed not to sell or otherwise dispose of any shares of Common Stock for a period of 90 days from the date of the December Offering without the prior written consent of Montgomery Securities, except that the Company may issue Common Stock in connection with acquisitions or upon the exercise of options. In addition, the former owners of the Founding Companies and the initial stockholders of the Company have agreed with the Company that they will not sell any of their shares for a period of two years after January 26, 1996 (other than certain sales registered under the Securities Act and a limited ability to pledge such shares as collateral). The Company has agreed not to waive such restriction for a period of 90 days from the date of the December Offering without the prior written consent of Montgomery Securities. Directors of the Company who are not subject to these contractual restrictions have agreed not to contract to sell or otherwise sell or dispose of any of their Common Stock for a period of 90 days after December 12, 1996 without the prior written consent of Montgomery Securities.

     The Company issued 1,081,299 shares of Common Stock as partial consideration for acquisitions completed since the IPO. Of these, 1,081,299 shares were registered under the Company's Acquisition Shelf and are freely tradable (except for 36,670 shares held by a wholly-owned subsidiary of the Company) unless acquired by parties to the acquisition or affiliates of such parties, other than the issuer, in which case they may be sold pursuant to Rule 145 under the Securities Act. In addition, these shares are subject to contractual restrictions on resale which generally expire two years from the date of issuance.

     The Company has an aggressive acquisition program under which it recently completed, and expects to continue to pursue, acquisitions that are accounted for under the pooling-of-interests method of accounting. Under the pooling-of-interests method of accounting, the affiliates of the acquired companies, which are generally all of the stockholders of the companies acquired by the Company, must be free to sell or otherwise transfer shares of the Common Stock received in the acquisition, subject to their compliance with federal securities laws, as soon as the Company releases results of operations that reflect the combined operations of the Company and the acquired company for a minimum of 30 days. In addition, the Company expects to complete additional acquisitions in the future that will be accounted for under the pooling-of-interests method. If a significant number of shares of Common Stock are issued in acquisitions that are consummated in close proximity to each other, such shares will become freely tradable at the same time. If a large number of shares are sold by stockholders in the market as soon as their shares became freely transferable, the price of the Common Stock could be adversely affected.

     The Company has reserved for issuance under the Company's 1995 Stock Option Plan (the "Plan") an aggregate of 650,000 shares of Common Stock, or 12% of the aggregate number of shares of the Common Stock outstanding, whichever is greater. The Company has registered the shares issuable upon exercise of options granted under the Plan, and such shares will be eligible for resale in the public market. As of March 7, 1997, the Company had options to purchase 682,590 shares of Common Stock outstanding under the Plan.

EFFECT OF CERTAIN CHARTER PROVISIONS

     The Board of Directors of the Company is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document management services geographically, to attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 2. PROPERTIES

     As of December 31, 1996, the Company operated approximately 74 document management service facilities in 12 states. Except for the two facilities owned by the Company, these facilities are leased and are principally used for operations and general administrative functions. See Note 9 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries for further information relating to these leases. In March 1996, the Company moved into its current corporate headquarters in Dallas, Texas.

     As of December 31, 1996, the Company also operated on-site at approximately 245 client locations on a contractual basis and from time to time at many other client locations for specific projects.

     In order to secure its obligations under its Line of Credit, the Company granted to Banque Paribas, as agent for the Company's lenders, a lien on substantially all of the Company's properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3. LEGAL PROCEEDINGS

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended December 31, 1996, no matters were submitted to a vote of the security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on the Nasdaq National Market under the symbol "FYII." The Company completed its IPO in January 1996 at a price of $13.00 per share. The following table sets forth, for the Company's fiscal periods indicated, the range of high and low last reported sale prices for the Common Stock.

                                                               HIGH      LOW
                                                              ------    ------
FISCAL YEAR 1996
  First Quarter (from January 23, 1996).....................  $20.00    $13.00(1)
  Second Quarter............................................  $22.00    $16.00
  Third Quarter.............................................  $23.00    $17.00
  Fourth Quarter............................................  $23.00    $20.00
FISCAL YEAR 1997
  First Quarter (through March 7, 1997).....................  $26.25    $21.25

---------------

(1) Represents the initial public offering price.

HOLDERS

     On March 7, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $23.25 per share. At March 7, 1997, there were 60 holders of record of the Company's Common Stock, although the Company believes the number of beneficial holders is substantially greater.

DIVIDENDS

     The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant. In addition, the Line of Credit prohibits the payment of dividends by the Company without the lender's consent.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     F.Y.I. acquired, simultaneously with and as a condition to the closing of the IPO, the following seven Founding Companies (the "Acquisitions"): Imagent Corporation (together with Mobile Information Services Corporation, "Imagent"); Melanson & Associates, Inc. d/b/a Researchers (together with Bay Area Micrographics, "Researchers"); Recordex Services, Inc. ("Recordex"); C.&T. Management Services, Inc. d/b/a DPAS (together with Qualidata, Inc., "DPAS"); Leonard Archives, Inc. ("Leonard"); Deliverex, Incorporated (together with ASK Record Management, "Deliverex"); and Permanent Records, Inc. ("Permanent Records"). The Acquisitions have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of the Founding Companies at historical cost. Accordingly, historical financial statements of these Founding Companies have been combined throughout all relevant periods herein as if the Founding Companies had always been members of the same operating group. However, since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

     The Selected Financial Data for the year ended December 31, 1996 have been derived from the Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries that have been audited by Arthur Andersen LLP and that appear elsewhere in this Report. The Selected Financial Data for the years ended December 31, 1993, 1994, 1995 and for the one month ended January 31, 1996 have been derived from the Combined Financial Statements of the Founding Companies that have been audited by Arthur Andersen LLP and that appear elsewhere in this Report. In their report, Arthur Andersen LLP states that with respect to Recordex, as of and for the two years in the period ended December 31, 1994, its opinion is based on the report of other independent public accountants, namely Elko, Fischer, McCabe & Rudman, Ltd. The Selected Financial Data for the year ended December 31, 1992 have been derived from financial statements not included elsewhere in this Report. The Selected Financial Data are based on available information and certain assumptions described in the footnotes set forth below, all of which the Company believes are reasonable. The data relating to the combined Founding Companies, Supplemental Data and pro forma information are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

     The Selected Individual Founding Company Financial Data for the years ended December 31, 1993, 1994 and 1995 have been derived from the audited financial statements of the Founding Companies that appear elsewhere in this Report. The Selected Individual Founding Company Financial Data for the year ended December 31, 1992 have been derived from audited financial statements not included elsewhere in this Report.

     The Selected Financial Data provided below should be read in conjunction with the historical financial statements of F.Y.I., the Combined Financial Statements of the Founding Companies and the financial statements of each of the Founding Companies, including the related notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     F.Y.I. was founded in September 1994 and effectively began its operations on February 1, 1996 following the completion of the IPO. The Selected Financial Data set forth below for the periods prior to February 1, 1996 are derived from the Combined Financial Statements of the Founding Companies contained elsewhere in this Report.

                                                  COMBINED FOUNDING COMPANIES
                                      ---------------------------------------------------
                                                                                  ONE                 YEAR ENDED
                                                                                 MONTH            DECEMBER 31, 1996
                                         FISCAL YEAR ENDED DECEMBER 31,          ENDED      ------------------------------
                                      -------------------------------------   JANUARY 31,      F.Y.I.
                                       1992      1993      1994      1995        1996       INCORPORATED   SUPPLEMENTAL(4)
                                      -------   -------   -------   -------   -----------   ------------   ---------------
STATEMENT OF OPERATIONS DATA:
Service revenue.....................  $29,442   $32,067   $36,081   $40,615     $3,487        $68,679          $72,166
Product revenue.....................    5,378     5,123     5,923     6,138        395          6,345            6,740
Other revenue.......................      876     1,206     1,028       873         34            698              732
                                      -------   -------   -------   -------     ------        -------          -------
        Total revenue...............   35,696    38,396    43,032    47,626      3,916         75,722           79,638
Cost of services....................   18,348    20,318    23,650    25,937      2,196         43,200           45,396
Cost of products sold...............    4,628     4,464     4,892     4,972        307          4,898            5,205
Depreciation........................      873       883     1,055     1,238         90          1,608            1,698
                                      -------   -------   -------   -------     ------        -------          -------
        Gross profit................   11,847    12,731    13,435    15,479      1,323         26,016           27,339
Selling, general and administrative
  expenses(1).......................    8,940     9,218     9,921    10,449        814         17,494           18,308
Amortization........................      199       112        60        64          6            599              605
                                      -------   -------   -------   -------     ------        -------          -------
        Operating income(1).........    2,708     3,401     3,454     4,966        503          7,923            8,426
Interest and other expense (income),
  net...............................      272       248        29       139        (45)           854              809
                                      -------   -------   -------   -------     ------        -------          -------
Income before income taxes(1).......    2,436     3,153     3,425     4,827        548          7,069            7,617
Provision for income taxes(2).......      895     1,261     1,256     1,794        221          2,897            3,118
                                      -------   -------   -------   -------     ------        -------          -------
Net income(1)(2)....................  $ 1,541   $ 1,892   $ 2,169   $ 3,033     $  327        $ 4,172          $ 4,499
                                      =======   =======   =======   =======     ======        =======          =======
Net income per share(1)(2)(3).......                                                          $  0.71          $  0.77
                                                                                              =======          =======
Weighted average shares
  outstanding(3)....................                                                            5,856            5,856

                                                                                                          F.Y.I.
                                                                    COMBINED FOUNDING COMPANIES        INCORPORATED
                                                               -------------------------------------   ------------
                                                                                   DECEMBER 31,
                                                               ----------------------------------------------------
                                                                1992      1993      1994      1995         1996
                                                               -------   -------   -------   -------   ------------
BALANCE SHEET DATA:
Working capital.............................................   $ 1,223   $ 2,081   $ 1,404   $ 1,663     $ 22,816
Total assets................................................    14,124    15,143    19,130    19,681       99,816
Long-term obligations, net of current maturities............     2,713     3,077     3,185     2,777        3,863
Stockholders' equity........................................     4,797     5,223     6,410     7,111       77,839

                      See footnotes on the following page.

                       SELECTED PRO FORMA FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              PRO FORMA FOR SIGNIFICANT
                                                                   ACQUISITIONS(5)
                                                              -------------------------
                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                1995            1996
                                                              ---------      ----------
STATEMENT OF OPERATIONS DATA:
Service revenue.............................................    $78,177        $ 95,076
Product revenue.............................................      7,688           7,102
Other revenue...............................................        908             743
                                                                -------        --------
          Total revenue.....................................     86,773         102,921
Cost of services............................................     48,259          58,438
Cost of products sold.......................................      6,222           5,518
Depreciation................................................      1,881           2,074
                                                                -------        --------
          Gross profit......................................     30,411          36,891
Selling, general and administrative expenses................     18,954          23,162
Amortization................................................      1,130           1,159
                                                                -------        --------
          Operating income..................................     10,327          12,570
Interest and other expense (income), net....................      2,199           2,030
                                                                -------        --------
Income before income taxes..................................      8,128          10,540
Provision for income taxes..................................      3,115           4,286
                                                                -------        --------
Net income..................................................    $ 5,013        $  6,254
                                                                =======        ========
Net income per share........................................    $  0.82        $   0.99
                                                                =======        ========
Weighted average shares outstanding(3)......................      6,106           6,317

---------------
(1) Gives effect to the Compensation Differential. See Note 3 of Notes to Combined Financial Statements of the Founding Companies and Note 3 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(2) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 3 of Notes to Combined Financial Statements of the Founding Companies and Note 3 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(3) Weighted average shares include: (i) 1,205,682 shares issued by F.Y.I. prior to the consummation of the Acquisitions and the IPO; (ii) 1,878,933 shares issued to the stockholders of the Founding Companies in connection with the Acquisitions; (iii) 2,185,000 shares sold in the IPO and 2,363,000 shares sold in the December Offering; (iv) 15,923 shares of Common Stock determined pursuant to the treasury stock method relating to warrants to purchase 115,000 shares of Common Stock at $10.00 per share; (v) 930,065 shares of Common Stock issued in acquisitions consummated through December 1996 net of treasury shares re-acquired in a subsequent acquisition; and (vi) 45,740 shares of Common Stock issued upon the exercise of stock options. Does not include (i) options to purchase 682,590 shares of Common Stock currently outstanding under the Plan; and (ii) warrants outstanding to purchase 50,000 shares of Common Stock.

(4) The Supplemental Statement of Operations Data for the year ended December 31, 1996 represents the combined results of (i) the combined Founding Companies for the one month of operations prior to the consummation of the IPO and Acquisitions; and (ii) F.Y.I. Incorporated and Subsidiaries for the 11 months of operations subsequent to the consummation of the Acquisitions and the IPO. The Supplemental Data are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

(5) Gives effect to: (i) the acquisitions of B&B Information and Management, Inc., Premier Document Management, Inc. and PDM Services, Inc., Robert A. Cook and Staff, Inc. and RAC Services, Inc., C.M.R.S. Incorporated, Minnesota Medical Record Service, Inc., Texas Medical Record Service, Inc., ZIA Information Analysis Group, Carton Hodgson, Inc. and CH Direct, Inc., and Data Input Services Corporation as if the transactions were consummated for Statement of Operations Data as of January 1, 1995; and (ii) the Acquisitions for Statement of Operations Data for periods prior to February 1, 1996. See the separate unaudited pro forma financial statements and the notes thereto located elsewhere in this Report.

              SELECTED INDIVIDUAL FOUNDING COMPANY FINANCIAL DATA
                                 (IN THOUSANDS)

                                              FISCAL YEARS ENDED DECEMBER 31,(1)
                                           ----------------------------------------
                                            1992       1993       1994       1995
                                           -------    -------    -------    -------
Revenue:
  Imagent................................  $10,258    $10,252    $12,135    $13,544
  Researchers............................    7,231      8,738      9,973      9,874
  Recordex...............................    4,655      5,465      6,826      8,550
  Leonard................................    4,041      4,372      5,007      5,858
  Other..................................    9,511      9,569      9,091      9,800
                                           -------    -------    -------    -------
          Total..........................  $35,696    $38,396    $43,032    $47,626
                                           =======    =======    =======    =======
Gross profit:
  Imagent................................  $ 2,562    $ 2,713    $ 3,293    $ 3,829
  Researchers............................    2,708      2,841      3,384      2,611
  Recordex...............................    1,942      2,258      2,494      3,092
  Leonard................................    1,787      1,843      1,640      2,415
  Other..................................    2,848      3,076      2,624      3,532
                                           -------    -------    -------    -------
          Total..........................  $11,847    $12,731    $13,435    $15,479
                                           =======    =======    =======    =======
Selling, general and administrative
  expenses:(2)
  Imagent................................  $ 1,775    $ 2,036    $ 2,264    $ 2,471
  Researchers............................    1,425      1,458      1,590      1,458
  Recordex...............................    1,729      1,978      2,216      2,715
  Leonard................................    1,359      1,385      1,517      1,482
  Other..................................    2,652      2,361      2,334      2,323
                                           -------    -------    -------    -------
          Total..........................  $ 8,940    $ 9,218    $ 9,921    $10,449
                                           =======    =======    =======    =======
Operating income:(2)
  Imagent................................  $   787    $   677    $ 1,012    $ 1,294
  Researchers............................    1,283      1,383      1,794      1,153
  Recordex...............................       35        168        235        376
  Leonard................................      429        459        123        933
  Other..................................      174        714        290      1,210
                                           -------    -------    -------    -------
          Total..........................  $ 2,708    $ 3,401    $ 3,454    $ 4,966
                                           =======    =======    =======    =======
Net income:(2)(3)
  Imagent................................  $   499    $   429    $   632    $   860
  Researchers............................      712        731      1,118        684
  Recordex...............................        8         66        118        183
  Leonard................................      231        264         35        527
  Other..................................       91        402        266        779
                                           -------    -------    -------    -------
          Total..........................  $ 1,541    $ 1,892    $ 2,169    $ 3,033
                                           =======    =======    =======    =======

---------------

(1) Researchers' amounts for 1992 and 1993 are reported for fiscal years ended July 31. See Note 2 of Notes to Combined Financial Statements of the Founding Companies.

(2) Gives effect to the Compensation Differential. See Note 3 of Notes to Combined Financial Statements of the Founding Companies.

(3) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 3 of Notes to Combined Financial Statements of the Founding Companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Report. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Item 1. Business -- Risk Factors."

INTRODUCTION

     F.Y.I. was founded in September 1994 to create a national, single source provider of document management services. In January 1996, F.Y.I. acquired, simultaneously with the closing of the IPO, the Founding Companies. The Acquisitions have been accounted for in accordance with GAAP as a combination of the Founding Companies at historical cost, and January 31, 1996 has been used as the effective date of the Acquisitions. Between September 1994 and the consummation of the IPO, F.Y.I. did not conduct any operations. Accordingly, the actual operating results of the Company included in the Statement of Operations for the year ended December 31, 1996 represent the 11 months of operations subsequent to the consummation of the Acquisitions and the IPO. During the period prior to the IPO, F.Y.I. incurred various legal, accounting, marketing, travel and other costs in connection with the Acquisitions and the IPO which were funded by the issuance of equity securities. Additional costs associated with the Acquisitions and the IPO were paid with proceeds of the IPO.

     Subsequent to the IPO and through December 31, 1996, the Company acquired 18 additional document management businesses. Of these Subsequent Acquisitions, 17 have been accounted for as purchases and one was accounted for as a pooling-of-interests. The Company's results of operations include the Subsequent Acquisitions from the date of their respective acquisition and the pooled company from January 1996.

     Supplemental Statement of Operations Data represents the combined results of: (i) the Founding Companies for the one month of operations prior to the consummation of the Acquisitions and the IPO; and (ii) F.Y.I. Incorporated and Subsidiaries for the 11 months of operations subsequent to the consummation of the Acquisitions and the IPO. Such data are presented and discussed herein in order to present the results of the Company since the consummation of the IPO compared to the results of the combined Founding Companies for periods prior to the IPO. The Supplemental Data are provided for information purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated. The Founding Companies were not under common control or management. Accordingly, such historical combined results may not be comparable to, or indicative of, future performance.

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

     Cost of services consists primarily of compensation and benefits to non-administrative employees, occupancy costs, equipment costs and supplies, and also includes the costs associated with other revenue discussed above. Cost of products sold relates to micrographics and business imaging supplies and equipment.

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

THE COMPANY

     The Company conducted no significant operations from its inception through the IPO and the Acquisitions. For accounting purposes and the presentation of the actual financial results herein, January 31, 1996 has been used as the effective date of the Acquisitions.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, revenue was $75.7 million, gross profit was $26.0 million, operating income was $7.7 million and net income was $4.0 million. As previously mentioned, F.Y.I. had no operations until February 1996. For further discussion of supplemental operations for the years ended December 31, 1996 and 1995, see "-- Supplemental."

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had $22.8 million of working capital and $21.0 million of cash. Cash flows provided by operating activities for the year ended December 31, 1996 were $4.9 million. Cash used for investing activities was $40.5 million, as the Company paid $37.2 million for acquisitions, net of cash acquired. Cash provided by financing activities was $56.5 million. The Company raised $68.2 million in the IPO and the December Offering, net of underwriting discounts and other costs associated with the offerings. The Company assumed $8.5 million of debt in the Acquisitions and subsequently retired such debt with the proceeds of the IPO, with the exception of approximately $0.4 million of debt with favorable interest rates and capital lease obligations of approximately $0.4 million. In April 1996, the Company entered into a $35.0 million Line of Credit (see Note 8 of the Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries). The Company paid $1.6 million in costs to secure this financing. During the year ended December 31, 1996, the Company borrowed $22.8 million under the Line of Credit to help fund the acquisition program, all of which was subsequently repaid with cash from operations and the proceeds of the December Offering. The Company assumed $4.0 million of debt in the Subsequent Acquisitions and retired $1.0 million, leaving $0.3 million of capital lease obligations assumed and $2.7 million of debt with interest rates more favorable than the Line of Credit.

     In the year ended December 31, 1995, the Company raised $0.1 million through the sale of preferred stock. During this period, the Company spent $0.7 million in activities related to the IPO and the Acquisitions and ended the period with $0.1 million in cash. The Company had no operations during this period.

     The Company anticipates that cash on hand, cash from operations, additional bank financing available under the Line of Credit, and shares of Common Stock available under the Acquisition Shelf will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. The availability under the Line of Credit as of December 31, 1996 was $5.0 million for working capital and general corporate purposes, and approximately $8.8 million for acquisitions. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has registered pursuant to the Acquisition Shelf 2,000,000 shares of Common Stock for issuance in its acquisition program, of which 1,033,265 shares were available at December 31, 1996.

SUPPLEMENTAL

     The Statement of Operations Data for the year ended December 31, 1995 represents the audited combined statement of operations of the Founding Companies for the period adjusted to give effect to: (i) the Compensation Differential; and (ii) provision for income taxes as if all entities had been subject to federal and state income taxes for the period. The Supplemental Statement of Operations Data for the year ended December 31, 1996 represents a combination of: (i) the audited results of the combined Founding Companies for the one month of operations prior to the consummation of the IPO and the Acquisitions adjusted for the compensation and tax adjustments discussed above; and (ii) the audited results of F.Y.I. Incorporated and Subsidiaries for the 11 months subsequent to the consummation of the IPO and the Acquisitions (which include the Subsequent Acquisitions from the date of their respective acquisition and The Rust Consulting Group, Inc. ("Rust") from January 1, 1996) adjusted to give effect to the Compensation Differential for Rust. The Supplemental Data are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenue

     Total revenue. Total revenue increased 67.2%, from $47.6 million for the year ended December 31, 1995 to $79.6 million for the year ended December 31, 1996. This increase was comprised of a 77.7% increase in service revenue and a 6.6% increase in product and other revenue.

     Service revenue. Service revenue increased $31.6 million, from $40.6 million for the year ended December 31, 1995 to $72.2 million for the year ended December 31, 1996. This increase was largely due to: (i) the Subsequent Acquisitions; and (ii) internal growth in service revenue at the Founding Companies of 9.6%. This internal growth was primarily attributable to: (i) an increase in medical records release revenue at Recordex and Permanent of $1.7 million, primarily attributable to the expansion into 29 additional healthcare institutions in the Eastern United States and Texas during 1996 and due to increased production volumes at facilities contracted during 1995; (ii) an increase in litigation support revenue at Researchers of $1.3 million primarily due to increased overnight document production and increased medical records subpoena and service of process requests; and (iii) an increase in micrographics and electronic imaging revenue at Imagent of $447,000 attributable to an overall increase in imaging, coding and indexing projects, offset by a reduction in microfilm processing revenue due to the reduced volumes of duplicate film processing for one customer and the loss of a customer in early 1996.

     Product and other revenue. Product and other revenue increased approximately $461,000, from $7.0 million for the year ended December 31, 1995 to $7.5 million for the year ended December 31, 1996. The increase in product revenue primarily resulted from increased product revenue associated with the purchase of B&B in May 1996 and Rust in December 1996. This increase in product revenue was offset by a decline in Imagent's sales to governmental and related entities associated with the federal government shutdown in late 1995. The decrease in other revenue was attributable to decreased commissions on the sales of micrographics equipment in 1996.

     Gross profit

     Gross profit increased 76.6%, from $15.5 million for the year ended December 31, 1995 to $27.3 million for the year ended December 31, 1996, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 32.5% for the year ended December 31, 1995 to 34.3% for the year ended December 31, 1996, primarily due to the higher margin mix of revenue associated with the Subsequent Acquisitions.

     Selling, general and administrative expenses

     SG&A increased 75.2%, from $10.5 million for the year ended December 31, 1995 to $18.3 million for the year ended December 31, 1996, primarily due to:
(i) the establishment of corporate overhead required to execute the acquisition program and to manage the consolidated group of companies; and (ii) the SG&A associated with the Subsequent Acquisitions. SG&A as a percentage of revenue (excluding corporate overhead) decreased from 21.9% for the year ended December 31, 1995 to 20.8% for the year ended December 31, 1996. This decrease was a result of: (i) a decrease in SG&A as a percentage of revenue at the Founding Companies from 22.1% for the year ended December 31, 1995 to 21.1% for the year ended December 31, 1996, primarily due to spreading the Company's fixed costs over a larger revenue base; and (ii) lower average SG&A as a percentage of revenue associated with the Subsequent Acquisitions relative to the Founding Companies.

     Income before income taxes and net income.

     Income before income taxes increased 57.8% from $4.8 million for the year ended December 31, 1995 to $7.6 million for the year ended December 31, 1996, and net income increased 48.3% from $3.0 million for the year ended December 31, 1995 to $4.5 million for the year ended December 31, 1996, largely attributable to the factors discussed above. Net income for the year ended December 31, 1996 was impacted by a higher effective tax rate attributable to the elimination of graduated tax rates as the Founding Companies are now taxed on a consolidated basis and due to the impact of nondeductible goodwill associated with certain of the Subsequent Acquisitions.

FOUNDING COMPANIES COMBINED

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenue

     Total revenue. Total revenue increased 10.7%, from $43.0 million for the year ended December 31, 1994 to $47.6 million for the year ended December 31, 1995. This increase was comprised of a 12.6% increase in service revenue, a 3.6% increase in product revenue and a 15.1% decrease in other revenue.

     Service revenue. Service revenue increased $4.5 million, from $36.1 million for the year ended December 31, 1994 to $40.6 million for the year ended December 31, 1995. This increase was largely due to: (i) an increase in Imagent's revenue of $1.4 million, primarily attributable to opening a microfilm processing laboratory in Philadelphia in December 1994, the revenue of which represented approximately 56% of the increase in Imagent's revenue, and to an overall increase in scanning and microfilming projects; (ii) an increase in Leonard's revenue of $851,000 attributable to the addition of two new storage contracts in 1994, to the opening of new records storage and retrieval facilities in Toledo, Ohio in April 1994 and in Ann Arbor, Michigan in January 1995, which new facilities had revenue constituting 25.3% of the increase, and to increased paper prices received in the first half of 1995 for sales of scrap paper in the data disintegration area; and (iii) an increase in Recordex's revenue of $1.7 million and in Permanent's revenue of $414,000 primarily attributable to the expansion of medical records release services into 38 additional healthcare institutions in the Eastern U.S. and Texas during 1995.

     Product revenue. Product revenue increased approximately $215,000, from $5.9 million for the year ended December 31, 1994 to $6.1 million for the year ended December 31, 1995. This resulted from obtaining a large contract to supply micrographics products in March 1994 and an increase in film sales associated with an overall increase in film processing due to the opening of two new processing labs.

     Other revenue. Other revenue decreased approximately $155,000, from $1.0 million for the year ended December 31, 1994 to $873,000 for the year ended December 31, 1995. This decrease was primarily attributable to Imagent selling lower volumes of imaging systems and equipment.

     Costs and expenses

     Cost of services. Cost of services increased 9.7%, from $23.7 million for the year ended December 31, 1994 to $25.9 million for the year ended December 31, 1995. Cost of services as a percentage of service and other revenue was 63.7% for the year ended December 31, 1994 and 62.5% for the year ended December 31, 1995. Combined cost of services as a percentage of revenue decreased 1.2% as a result of fluctuations in several service areas: (i) Researchers' cost of services increased $631,000, and as a percentage of revenue increased from 63.3% to 70.3%, as it benefited from several large litigation projects in the first half of 1994 and was negatively impacted in the year ended December 1995 by expenses incurred in connection with the expansion of its imaging business and the addition of personnel and increased rental expense associated with the expansion of its San Francisco facility; (ii) Leonard's cost of services increased $1,000, but as a percentage of revenue decreased from 62.6% to 53.5%, primarily as a result of increased revenue and operating leverage in 1995 associated with the addition of two storage contacts in 1994 and expenses incurred in 1994 in connection with the opening of new document storage and retrieval facilities in Toledo, Ohio and Farmington Hills, Michigan; (iii) Deliverex's cost of services decreased $41,000, and as a percentage of revenue decreased from

64.6% to 57.3%, as a result of price increases and certain cost reduction programs; and (iv) DPAS' cost of services decreased $414,000, and as a percentage of revenue decreased from 74.5% to 66.3%, primarily as a result of a cost reduction program implemented in April 1995.

     Cost of products sold. Cost of products sold increased 1.6%, from $4.9 million for the year ended December 31, 1994 to $5.0 million for the year ended December 31, 1995. Cost of products sold as a percentage of product revenue decreased from 82.6% to 81.0% for the years ended December 31, 1994 and 1995, respectively. This decrease was a result of additional value added rebates on selected products from Eastman Kodak.

     Depreciation

     Depreciation increased 17.3%, from $1.1 million for the year ended December 31, 1994 to $1.2 million for the year ended December 31, 1995. This increase was primarily associated with machinery and equipment purchased for the expansions at Leonard and Recordex discussed above.

     Gross profit

     As a result of the foregoing, gross profit increased 15.2%, from $13.4 million, or 31.2% of total revenue, for the year ended December 31, 1994 to $15.5 million, or 32.5% of total revenue, for the year ended December 31, 1995.

     Selling, general and administrative expenses

     SG&A increased 5.5%, from $11.8 million, or 27.5% of revenue, for the year ended December 31, 1994 to $12.5 million, or 26.2% of revenue, for the year ended December 31, 1995. After giving effect to the Compensation Differential in each year, SG&A increased from $10.0 million, or 23.2% of revenue, for the year ended December 31, 1994 to $10.5 million, or 22.1% of revenue, for the year ended December 31, 1995. Although combined SG&A adjusted for the Compensation Differential as a percentage of total revenue decreased 1.1%, there were fluctuations in several service areas: (i) Leonard's adjusted SG&A as a percentage of revenue decreased from 30.3% to 25.3%, primarily as a result of the two storage contracts described above which provided revenue without proportional increases in overhead; (ii) DPAS' adjusted SG&A as a percentage of revenue decreased from 24.9% to 23.2%, primarily as a result of a cost reduction program implemented in April 1995; and (iii) Recordex's SG&A as a percentage of revenue decreased from 33.1% to 31.8%, primarily as a result of increased revenue related to its expansion of medical records release services into additional healthcare institutions without a commensurate increase in overhead.

     Pro forma operating income

     Pro forma operating income giving effect to the Compensation Differential increased 43.8%, from $3.5 million, or 8.0% of total revenue, for the year ended December 31, 1994 to $5.0 million, or 10.4% of total revenue, for the year ended December 31, 1995.

     Interest expense, net

     Interest expense, net of interest income increased 16.1%, from $304,000 for the year ended December 31, 1994 to $353,000 for the same period in 1995. This was primarily due to increased borrowings in April through December for the purchase of equipment associated with Leonard's opening of new document storage facilities.

     Provision for income taxes

     The combined provision for income taxes and pro forma provision for income taxes increased 42.8%, from $1.3 million, or an effective tax rate of 36.7%, for the year ended December 31, 1994 to $1.8 million, or an effective tax rate of 37.2%, for the year ended December 31, 1995. The Founding Companies were operated as separate entities for tax purposes for all periods presented.

     Pro forma net income

     Pro forma net income giving effect to the Compensation Differential and pro forma provision for income taxes increased 39.8%, from $2.2 million, or 5.0% of total revenue, for the year ended December 31, 1994 to $3.0 million, or 6.4% of total revenue, for the year ended December 31, 1995.

  LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4.1 million, $2.0 million and $2.3 million, respectively, for the years ended December 31, 1995, 1994 and 1993. Net cash provided by operating activities for the year ended December 31, 1995 was primarily impacted by: (i) an increase in net income; (ii) an increase in revenue without a corresponding increase in accounts receivable; (iii) the settlement of a significant portion of Researchers' stockholder receivable; and
(iv) a decrease in accounts payable and accrued liabilities. Net cash provided by operating activities for the year ended December 31, 1994 was impacted by increased revenue and increases in accounts receivable and accounts payable and accrued liabilities associated with facility expansions and was also impacted by an increase in Researchers' stockholder receivable. Cash used in investing activities was $1.3 million, $2.0 million and $1.1 million, respectively, for the years ended December 31, 1995, 1994 and 1993. Cash used in investing activities for the year ended December 31, 1995 and for the year ended December 31, 1994 was primarily used for purchases of property, plant and equipment associated with facility expansions, and was also impacted in 1994 by the purchase by Imagent of a microfilm processing business and the associated intangible assets. Cash used in investing activities for 1993 was primarily used for purchases of property, plant and equipment associated with facility expansions. Cash used for financing activities was $2.1 million, $124,000 and $1.2 million, respectively, for the years ended December 31, 1995, 1994 and 1993. Cash used for financing activities for the year ended December 31, 1995 consisted primarily of net payments on debt and payments of dividends. Cash used for financing activities for the year ended December 31, 1994 consisted primarily of payments of dividends offset by net proceeds from debt associated with facility expansions. Cash used for financing activities for 1993 included net payments on debt, advances to Recordex's parent company and payments of dividends. As a result of the foregoing, cash and cash equivalents increased by $686,000 for the year ended December 31, 1995, decreased by $86,000 in 1994 and decreased by $79,000 in 1993.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     Revenue from the Company's services shows no significant seasonal variations. However, service revenue can vary from period to period due to the impact of specific projects, primarily in the litigation support area. Quarterly results may also vary as a result of the timing of acquisitions and the timing and magnitude of costs related to such acquisitions. In addition, because the anticipated financial benefits of the combination of the Operating Companies may not be generated immediately, the Company's initial results as a combined company may reflect corporate overhead that exceeds the realized benefits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
F.Y.I. INCORPORATED AND SUBSIDIARIES
  Report of Independent Public Accountants..................    25
  Consolidated Balance Sheets...............................    26
  Consolidated Statements of Operations.....................    27
  Consolidated Statements of Stockholders' Equity...........    28
  Consolidated Statements of Cash Flows.....................    29
  Notes to Consolidated Financial Statements................    30
FOUNDING COMPANIES
  Report of Independent Public Accountants..................    43
  Report of Independent Public Accountants..................    44
  Combined Balance Sheets...................................    45
  Combined Statements of Operations.........................    46
  Combined Statements of Stockholders' Equity...............    47
  Combined Statements of Cash Flows.........................    48
  Notes to Combined Financial Statements....................    49
IMAGENT CORPORATION AND RELATED COMPANY
  Report of Independent Public Accountants..................    62
  Combined Balance Sheets...................................    63
  Combined Statements of Operations.........................    64
  Combined Statements of Stockholders' Equity...............    65
  Combined Statements of Cash Flows.........................    66
  Notes to Combined Financial Statements....................    67
MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY
  Report of Independent Public Accountants..................    72
  Combined Balance Sheets...................................    73
  Combined Statements of Operations.........................    74
  Combined Statements of Stockholders' Equity...............    75
  Combined Statements of Cash Flows.........................    76
  Notes to Combined Financial Statements....................    77
RECORDEX SERVICES, INC.
  Report of Independent Public Accountants..................    83
  Report of Independent Public Accountants..................    84
  Balance Sheets............................................    85
  Statements of Operations..................................    86
  Statements of Changes in Stockholder's Equity.............    87
  Statements of Cash Flows..................................    88
  Notes to Financial Statements.............................    89
LEONARD ARCHIVES, INC.
  Report of Independent Public Accountants..................    95
  Balance Sheets............................................    96
  Statements of Operations..................................    97
  Statements of Stockholders' Equity........................    98
  Statements of Cash Flows..................................    99
  Notes to Financial Statements.............................   100
C. & T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY
  Report of Independent Public Accountants..................   106
  Combined Balance Sheets...................................   107

  Combined Statements of Operations........................................................................        108
  Combined Statements of Stockholders' Equity..............................................................        109
  Combined Statements of Cash Flows........................................................................        110
  Notes to Combined Financial Statements...................................................................        111
DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY
  Report of Independent Public Accountants.................................................................        116
  Combined Balance Sheets..................................................................................        117
  Combined Statements of Operations........................................................................        118
  Combined Statements of Stockholders' Equity..............................................................        119
  Combined Statements of Cash Flows........................................................................        120
  Notes to Combined Financial Statements...................................................................        121
PERMANENT RECORDS, INC.
  Report of Independent Public Accountants.................................................................        127
  Balance Sheets...........................................................................................        128
  Statements of Operations.................................................................................        129
  Statements of Stockholders' Equity.......................................................................        130
  Statements of Cash Flows.................................................................................        131
  Notes to Financial Statements............................................................................        132

                         PRO FORMA FINANCIAL STATEMENTS

F.Y.I. INCORPORATED AND SUBSIDIARIES
  Pro Forma Statement of Operations for the Years Ended
     December 31, 1995 and December 31, 1996 (unaudited)....   133
  Notes to Pro Forma Statements of Operations (unaudited)...   137

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To F.Y.I. Incorporated:

     We have audited the accompanying consolidated balance sheets of F.Y.I. Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F.Y.I. Incorporated and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Dallas, Texas,
February 14, 1997

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1995            1996
                                                              ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents...................................     $   52         $20,954
Accounts receivable and notes receivable, less allowance for
  doubtful accounts of $0 and $1,182, respectively..........         --          18,256
Inventory...................................................         --             522
Prepaid expenses and other current assets...................         52             847
                                                                 ------         -------
          Total current assets..............................        104          40,579
PROPERTY, PLANT AND EQUIPMENT, net..........................         15          12,944
GOODWILL AND OTHER INTANGIBLES, net of amortization of $0
  and $690, respectively....................................         --          43,236
DEFERRED OFFERING COSTS.....................................      2,190              --
NOTE RECEIVABLE, SHAREHOLDERS -- LONG TERM..................         --             643
OTHER NONCURRENT ASSETS.....................................          6           2,414
                                                                 ------         -------
          Total assets......................................     $2,315         $99,816
                                                                 ======         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................     $1,101         $13,089
Short-term obligations......................................         --              --
Current maturities of long-term obligations.................         --             530
Unearned revenue............................................         --             754
Income taxes payable........................................         --           2,616
Current portion of deferred income taxes....................         --             774
                                                                 ------         -------
          Total current liabilities.........................      1,101          17,763
LONG-TERM OBLIGATIONS, net of current maturities............         --           3,863
DEFERRED INCOME TAXES, net of current portion...............         --             351
                                                                 ------         -------
          Total liabilities.................................      1,101          21,977
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, Series A, $.01 par value, 1,000,000 and 0
  shares authorized, 9,000 and 0 shares issued and
  outstanding at December 31, 1995 and December 31, 1996,
  respectively..............................................         --              --
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, 0 shares issued and outstanding...............         --              --
Common stock, $.01 par value, 26,000,000 shares authorized,
  663,125 and 8,645,090 shares issued and outstanding at
  December 31, 1995 and December 31, 1996, respectively.....          7              86
Additional paid-in-capital..................................      1,207          74,140
Retained earnings...........................................         --           4,114
                                                                 ------         -------
                                                                  1,214          78,340
Less -- Treasury stock, $.01 par value, 0 and 36,670 shares
  at December 31, 1995 and December 31, 1996,
  respectively..............................................         --            (501)
                                                                 ------         -------
          Total stockholders' equity........................      1,214          77,839
          Total liabilities and stockholders' equity........     $2,315         $99,816
                                                                 ======         =======

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
REVENUE:
  Service revenue...........................................  $    --    $68,679
  Product revenue...........................................       --      6,345
  Other revenue.............................................       --        698
                                                              -------    -------
          Total revenue.....................................       --     75,722
COST OF SERVICES............................................       --     43,200
COST OF PRODUCTS SOLD.......................................       --      4,898
DEPRECIATION................................................       --      1,608
                                                              -------    -------
  Gross profit..............................................       --     26,016
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................       --     17,729
AMORTIZATION................................................       --        599
                                                              -------    -------
  Operating income..........................................       --      7,688
OTHER (INCOME) EXPENSE:
  Interest expense..........................................       --      1,058
  Interest income...........................................       --       (284)
  Other expense, net........................................       --         80
                                                              -------    -------
     Income before income taxes.............................       --      6,834
PROVISION FOR INCOME TAXES..................................       --      2,803
                                                              -------    -------
NET INCOME..................................................  $    --    $ 4,031
                                                              =======    =======
PRO FORMA DATA (Unaudited -- See Note 3):
  Historical net income.....................................             $ 4,031
  Pro forma compensation differential.......................                 235
  Pro forma provision for income taxes......................                  94
                                                                         -------
PRO FORMA NET INCOME........................................             $ 4,172
                                                                         =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................               5,856
                                                                         =======
NET INCOME PER COMMON SHARE.................................             $  0.69
                                                                         =======
PRO FORMA NET INCOME PER COMMON SHARE.......................             $  0.71
                                                                         =======

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON STOCK      PREFERRED STOCK   TREASURY STOCK
                                       ------------------   ---------------   ---------------
                                        SHARES     AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    APIC      R/E     TOTAL S/E
                                       ---------   ------   ------   ------   ------   ------   -------   ------   ---------
Balance, December 31, 1995...........    663,125    $ 7      9,000    $--         --   $  --    $ 1,207   $   --    $ 1,214
Pooling of interests adjustment at
  January 1, 1996....................    110,000      1         --     --         --      --        242       83        326
Initial public offering, net of
  costs..............................  2,185,000     22         --     --         --      --     21,830       --     21,852
Conversion of preferred stock into
  common stock.......................    542,557      5     (9,000)    --         --      --         (5)      --         --
Issuance of common stock for Founding
  Companies..........................  1,878,933     19         --     --         --      --     (4,586)      --     (4,567)
Deferred tax liability:
  S corporation to C corporation
    conversion for Founding
    Companies........................         --     --         --     --         --      --       (691)      --       (691)
Common stock issued in connection
  with subsequent acquisitions.......    856,735      9         --     --         --      --     11,827       --     11,836
Treasury stock re-acquired in
  connection with subsequent
  acquisitions.......................         --     --         --     --     36,670    (501)        --       --       (501)
Exercise of options, net.............     45,740     --         --     --         --      --        711       --        711
Secondary offering, net of costs.....  2,363,000     23         --     --         --      --     43,605       --     43,628
Net income...........................         --     --         --     --         --      --         --    4,031      4,031
                                       ---------    ---     ------    ---     ------   -----    -------   ------    -------
Balance, December 31, 1996...........  8,645,090    $86         --    $--     36,670   $(501)   $74,140   $4,114    $77,839
                                       =========    ===     ======    ===     ======   =====    =======   ======    =======

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1995            1996
                                                              ------------    ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................    $    --        $   4,031
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation and amortization.............................         --            2,207
  Deferred tax benefit......................................         --             (219)
Change in operating assets and liabilities:
  Accounts receivable and notes receivable..................         --             (178)
  Inventory.................................................         --                4
  Prepaid expenses and other assets.........................         --             (709)
  Accounts payable and accrued liabilities..................         --             (309)
  Unearned revenue..........................................         --               81
                                                                -------        ---------
          Net cash provided by operating activities.........         --            4,908
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................        (11)          (3,317)
  Cash paid for acquisitions, net of cash acquired..........         --          (37,200)
                                                                -------        ---------
          Net cash used for investing activities............        (11)         (40,517)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net of underwriting
     discounts and other costs..............................       (741)          68,227
  Proceeds from preferred stock issuance....................        135               --
  Proceeds from short-term obligations......................         --            7,701
  Proceeds from long-term obligations.......................         --           18,757
  Cash paid for debt issuance costs.........................         --           (1,627)
  Principal payments on short-term obligations..............         --           (9,297)
  Principal payments on long-term obligations...............         --          (27,250)
                                                                -------        ---------
          Net cash (used in) provided by financing
            activities......................................       (606)          56,511
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........       (617)          20,902
CASH AND CASH EQUIVALENTS, beginning of period..............        669               52
                                                                -------        ---------
CASH AND CASH EQUIVALENTS, end of period....................    $    52        $  20,954
                                                                =======        =========
SUPPLEMENTAL DATA:
Cash paid for:
  Income taxes..............................................    $    --        $   1,731
  Interest..................................................    $    --        $     836
NONCASH FINANCING TRANSACTIONS:
  Debt assumed in acquisitions..............................    $    --        $  12,485
  Equipment acquired via capital lease......................    $    --        $     863

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

     F.Y.I. Incorporated (the "Company" or "F.Y.I.") was founded in September 1994 to create a national, single source provider of document management services to three primary client segments: healthcare institutions, professional services firms and financial institutions. In January 1996, F.Y.I. acquired (the "Acquisitions") simultaneously with the closing of its initial public offering (the "IPO") on January 26, 1996, seven document management services businesses (the "Founding Companies"). The Founding Companies are headquartered in San Francisco (2), San Jose, Fort Worth, Detroit, Malvern (Philadelphia) and Baltimore, and operate in over 23 states. The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of F.Y.I.

     Between September 1994 and the consummation of the IPO and the Acquisitions, F.Y.I. did not conduct any operations. For accounting purposes and for the purposes of the presentation of the financial statements herein, January 31, 1996 has been used as the effective date of the Acquisitions. Accordingly, the actual operating results of the Company included in the Statement of Operations for the twelve months ended December 31, 1996 represent the eleven months of operations subsequent to the consummation of the Acquisitions. Supplemental Statement of Operations Data for the twelve months ended December 31, 1996 is presented in Note 15 herein.

     The consolidated financial statements of F.Y.I. include the accounts of F.Y.I. Incorporated and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

2. INITIAL PUBLIC OFFERING OF COMMON STOCK AND THE ACQUISITIONS:

  Initial Public Offering

     On January 26, 1996, the Company completed the IPO of 2,185,000 shares of Common Stock (including the exercise of the underwriters' over-allotment option) at $13.00 per share. Proceeds from the IPO, net of underwriting commissions and offering costs, were approximately $22.9 million. Of these net proceeds, approximately $7.1 million was used to pay a portion of the consideration for the Acquisitions, approximately $7.7 million was used to retire certain indebtedness of the Founding Companies, approximately $8.0 million was used for acquisitions subsequent to the IPO, and $0.1 million was used as working capital.

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

     The Acquisitions have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of F.Y.I. and the Founding Companies at historical cost, because: (i) the Founding Companies' stockholders transferred assets to F.Y.I. in exchange for Common Stock and cash simultaneously, with the IPO; (ii) the nature of future operations of the Company will be substantially identical to the combined operations of the Founding Companies; and (iii) no former stockholder group of any of the Founding Companies obtained a majority of the outstanding voting shares of the Company.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents

     The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Inventory

     Inventory is stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

  Intangible Assets

     Intangible assets consist primarily of excess purchase price over net assets, which are amortized over 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management continually evaluates whether events and circumstances indicate the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets.

  Revenue Recognition

     Revenue is recognized when the services are rendered, or products are shipped, to the Company's customers. Microfilm processing revenue is recognized on a percentage-of-completion basis. Unearned revenue represents customer storage and certain services which are billed in advance.

  Income Taxes

     Income taxes are provided based upon the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred income taxes under the asset and liability method.

     Deferred income taxes are provided for temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, deferred contract revenues being taxed when billed, and various accruals and reserves being deductible for tax purposes in different periods.

  Net Income Per Share

     Net income per common share has been computed by dividing income by the weighted average number of common shares and equivalent shares outstanding for the period. For purposes of computing income per common share for the year period ended December 31, 1996, the common stock equivalent impact of stock options outstanding during the period, are not included as their effect is not material.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Pro Forma Net Income (Unaudited)

     The Company acquired The Rust Consulting Group, Inc. ("Rust") in December 1996 in a transaction that was accounted for as a pooling-of-interests. Rust has previously been managed as an independent closely owned company and therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the owner had received from the business during those periods. In connection with the acquisition, the owner has entered into a three year employment agreement that provides for compensation and benefits at levels lower than the historical amounts (the "Compensation Differential"). The unaudited pro forma data presents compensation at the level the owner has agreed to receive subsequent to the acquisition and the related income tax impact of the Compensation Differential discussed above.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

     The activity in the allowance for doubtful accounts and notes receivable is as follows:

                                        BALANCE AT              CHARGED TO                BALANCE AT
                                        BEGINNING    BALANCE    COSTS AND                   END OF
                                        OF PERIOD    ACQUIRED    EXPENSES    WRITE-OFFS     PERIOD
                                        ----------   --------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Twelve months Ended December 31, 1996
  Allowance for doubtful accounts.....      $--       $1,304       $951        $1,073       $1,182
                                           ===        ======       ====        ======       ======

5. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following:

                                                 ESTIMATED
                                                USEFUL LIVES    DECEMBER 31,    DECEMBER 31,
                                                   YEARS            1995            1996
                                                ------------    ------------    ------------
                                                                       (IN THOUSANDS)
Land..........................................  N/A                 $--           $   602
Buildings and improvements....................  7-18                 --             2,335
Leasehold improvements........................  5-10                 --               783
Vehicles......................................  5-7                  --             1,253
Machinery and equipment.......................  5-15                 --            15,548
Computer equipment............................  5-7                  15             1,345
Furniture and fixtures........................  5-15                 --               902
                                                                    ---           -------
                                                                     15            22,768
Less -- Accumulated depreciation and
  amortization................................                       --             9,824
                                                                    ---           -------
                                                                    $15           $12,944
                                                                    ===           =======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Accounts payable and accrued liabilities...................     $  954         $ 4,224
Accrued compensation and benefits..........................        147           2,329
Customer deposits..........................................         --             883
Accrued liabilities from acquisitions......................         --           4,386
Accrued professional fees..................................         --           1,035
Other......................................................         --             232
                                                                ------         -------
                                                                $1,101         $13,089
                                                                ======         =======

7. BUSINESS COMBINATIONS:

     Since the IPO and through December 31, 1996, the Company has acquired 18 additional businesses (the "Subsequent Acquisitions") that provide document management services, of which 17 were accounted for as purchases and one was accounted for as a pooling-of-interests. The Subsequent Acquisitions consist of:

     Sacramento Valley Records Management, Inc. ("Sacramento"); Microfilm Associates, Ltd. ("Microfilm"); B&B Information and Image Management, Inc. ("B&B"); Premier Document Management, Inc. and PDM Services, Inc. ("Premier"); Robert A. Cook and Staff, Inc. and RAC Services, Inc. ("Cook"); Octo, Inc. ("Octo"); Domor Data Processing ("Domor"); Index Record Management ("Index"); Rushmore Legal Support ("Rushmore"); C.M.R.S. Incorporated ("CMRS"), Minnesota Medical Record Service, Inc. ("Minnesota Medical Record"), and Texas Medical Record Service, Inc. ("Texas Medical Record") (collectively "Medical Record"); ZIA Information Analysis Group ("ZIA"); Carton Hodgson, Inc. and CH Direct, Inc. (collectively "Carton"); Data Input Services Corporation ("DISC"); Deliverex of Seattle ("Deliverex Seattle"); Researchers Litigation Support, L.L.C. ("Researchers LLC"); and Rust. The aggregate consideration paid for the 17 acquisitions accounted for as purchases consisted of $32.3 million in cash, 820,065 shares of Common Stock net of stock repurchased by the Company, and future contingent payment estimates of $2,664,000 to be paid in cash and stock. The preliminary allocation of the purchase price is set forth below:

Consideration Paid..........................................  $46,323,000
Estimated Fair Value of Tangible Assets.....................   15,261,000
Estimated Fair Value of Liabilities.........................   12,012,000
Goodwill....................................................   43,074,000

     The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocation is not expected to be materially different than the final allocation.

     The fair market value of the shares of Common Stock used in calculating the consideration paid ranged from $13.65 to $14.25, which is based on approximately a 35% discount from the average trading price of the Common Stock based on the length and type of stock resale restrictions outlined in the purchase agreements.

     All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill is being amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with the B&B, Premier, Medical Record, ZIA, Carton and DISC acquisitions is not deductible for income tax purposes.

     The acquisition of Rust in December 1996 for 110,000 shares of Common Stock was accounted for as a pooling-of-interests. The consolidated financial statements of the Company were not restated for periods prior to January 1, 1996 due to the financial immateriality of Rust. The December 31, 1995 retained earnings of Rust have been presented as a restatement of the Company's beginning retained earnings. The interim results of the Company for the period from January 1, 1996 through September 30, 1996 have been restated for the Rust acquisition. Restated total revenue, net income, pro forma net income and weighted average shares outstanding after giving effect to the pooling-of-interests with Rust are summarized below. Pro forma net income reflects adjustments for the Compensation Differential and the related income tax effect.

                                                                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1996
                                                           ---------------------------------
                                                                            AS PREVIOUSLY
                                                           AS RESTATED         REPORTED
                                                           -----------    ------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                         DATA)
Total revenue............................................    $48,884           $45,971
Net income...............................................      2,478             2,561
Net income per share.....................................    $  0.45           $  0.47
Pro forma net income.....................................      2,591                --
Pro forma net income per share...........................    $  0.47           $    --
Weighted average common shares outstanding...............      5,560             5,450

     Set forth below are unaudited pro forma financial data for the years ended December 31, 1995 and December 31, 1996. The unaudited pro forma data give effect to: (i) the acquisitions of B&B, Premier, Cook, Medical Record, ZIA, Carton and DISC; (ii) the acquisitions of the Founding Companies; and (iii) compensation and tax adjustments for all transactions as if the transactions had occurred on January 1, 1995. The acquisitions of Sacramento, Microfilm, Octo, Domor, Rushmore, Index, Deliverex Seattle and Researchers LLC have not been included in the pro forma financial statements for periods prior to their acquisition date as the effect is immaterial.

                                                          PRO FORMA              PRO FORMA
                                                         YEAR ENDED             YEAR ENDED
                                                      DECEMBER 31, 1995      DECEMBER 31, 1996
                                                     -------------------    -------------------
                                                     (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE
                                                                       DATA)
Revenue............................................         $86,773               $102,921
Income before income taxes.........................           8,128                 10,540
Net income.........................................           5,013                  6,254
Net income per common share........................         $  0.82               $   0.99
Average shares outstanding.........................           6,106                  6,317

Subsequent to December 31, 1996, the Company acquired three document services businesses in transactions accounted for as purchases.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CREDIT FACILITIES:

  Long-term Obligations

     Long-term obligations consist of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
                                                                    (IN THOUSANDS)
Line of credit, expiring at April 14, 2001, interest at
  prime plus 1.5% or the Eurodollar rate plus 3% (8.75% to
  9.75% at December 31, 1996)..............................      $--            $   --
Industrial Revenue Bonds: Variable Rate (3.5% at December
  31, 1996) Demand/Fixed Rate Revenue Bonds, Prince
  George's County, Maryland; due beginning in 1996 through
  2014 secured by all real estate equipment and other
  tangible property of a subsidiary of the Company.........       --             2,346
Notes payable -- Small Business Administration, monthly
  payment of $3,000, including principal and interest at
  4%, maturing November 17, 2014, secured by deed of trust
  on real estate and non-real estate assets of the Company,
  guaranteed by a stockholder and the stockholder's wife...       --               395
Capital lease obligations..................................       --             1,420
All other obligations......................................       --               232
                                                                 ---            ------
          Total............................................       --             4,393
Less -- Current maturities of long-term obligations........       --               530
                                                                 ---            ------
          Total long-term obligations......................      $--            $3,863
                                                                 ===            ======

     In April 1996, the Company and its subsidiaries entered into a credit agreement, as amended (the "Line of Credit"), with Banque Paribas, as agent, and the lenders named therein. Under the Line of Credit, the Company and its subsidiaries initially could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $35.0 million from time to time under the secured revolving credit and acquisition facility, subject to certain customary borrowing capacity requirements. The Line of Credit is secured by the receivables and equipment of F.Y.I. and its subsidiaries and by the stock of the subsidiaries. As of December 31, 1996, the availability under the Line of Credit was $13.8 million.

     The Company and its subsidiaries may borrow revolving credit loans up to an aggregate $5.0 million under the Line of Credit for working capital and general corporate purposes. The commitment to fund revolving credit loans expires April 14, 2001. The commitment to fund term loans expires October 15, 1997. The annual interest rate applicable to borrowings under this facility is, at the option of the Company, (i) 1.50% plus the prime rate or (ii) 3.00% plus the Eurodollar rate.

     The Company also has outstanding an irrevocable letter of credit in the amount of approximately $2.4 million to serve as guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds.

     The Line of Credit requires mandatory prepayments in certain circumstances. The outstanding principal balance of term loans as of October 15, 1997 is thereafter due and payable in 14 equal quarterly payments beginning January 15, 1998, and ending April 15, 2001. The outstanding principal balance of revolving credit loans is due and payable on April 15, 2001.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average interest rate on short and long-term obligations at December 31, 1996 was 5.27%. The Line of Credit contains certain reporting requirements and financial covenants, including requirements that the Company maintain minimum levels of net worth and other financial ratios. As of December 31, 1996, the Company has complied with all loan covenants.

  Maturities of Long-Term Obligations

     As of December 31, 1996, maturities of long-term obligations are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
          1997..............................................  $  530
          1998..............................................     583
          1999..............................................     325
          2000..............................................     332
          2001..............................................     323
          Thereafter........................................   2,300
                                                              ------
          Total.............................................  $4,393
                                                              ======

9. LEASE COMMITMENTS:

     The operating companies lease various office buildings, machinery, equipment, and vehicles. Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                               YEAR ENDED
                                                           DECEMBER 31, 1996
                                                         ----------------------
                                                         CAPITAL      OPERATING
YEARS ENDING DECEMBER 31,                                LEASES        LEASES
-------------------------                                -------      ---------
                                                             (IN THOUSANDS)
          1997.........................................  $  551        $ 4,273
          1998.........................................     388          3,846
          1999.........................................     313          3,366
          2000.........................................     276          1,950
          2001.........................................     252          1,379
          Thereafter...................................      --          4,057
                                                         ------        -------
          Total minimum lease payments.................  $1,780        $18,871
                                                                       =======
          Less -- Amounts representing interest........     360
                                                         ------
          Net minimum lease payments...................   1,420
          Less -- Current portion of obligations under
            capital leases.............................     430
                                                         ------
          Long-term portion of obligations under
            capital leases.............................  $  990
                                                         ======

     Rent expense for all operating leases for the year ended December 31, 1996 was approximately $3,854,000.

     Certain operating companies sublease a portion of their office facilities under noncancelable lease agreements which expire at various dates to three unrelated businesses. Future minimum sublease rental

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income as of December 31, 1996 for the remainder of the term and in the aggregate are as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
         1997...............................................................  $190
         1998...............................................................   111
         1999...............................................................   104
         2000...............................................................   104
         2001...............................................................    24
                                                                              ----
                                                                              $533
                                                                              ====

10. INCOME TAXES:

     The provision for federal and state income taxes consists of the following (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1996
                                                              -----------------
Federal --
  Current...................................................       $2,475
  Deferred..................................................         (179)
State --
  Current...................................................          547
  Deferred..................................................          (40)
                                                                   ------
                                                                   $2,803
                                                                   ======

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 1996
                                                              -----------------
Tax at statutory rate.......................................       $2,323
  Add (deduct) --
     State income taxes.....................................          339
     Nondeductible expenses.................................          141
                                                                   ------
                                                                   $2,803
                                                                   ======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1995            1996
                                                             ------------    ------------
Deferred income tax liabilities --
  Tax over book depreciation and amortization..............      $--            $  441
  Accrual to cash differences, net.........................       --             1,067
  Other, net...............................................       --                 7
                                                                 ---            ------
          Total deferred income tax liabilities............       --             1,515
Deferred income tax assets --
  Allowance for doubtful accounts..........................       --               290
  Other reserves, net......................................       --               100
                                                                 ---            ------
          Total deferred income tax assets.................       --               390
                                                                 ---            ------
Total net deferred income tax liabilities..................      $--            $1,125
                                                                 ===            ======
Current portion of deferred income tax liabilities.........       --               774
Long-term deferred tax liabilities.........................       --               351
                                                                 ---            ------
                                                                 $--            $1,125
                                                                 ===            ======

11. STOCKHOLDERS' EQUITY:

     December Public Stock Offering:

     On December 17, 1996, the Company completed a follow-on public offering (the "December Offering") of 2,363,000 shares of Common Stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share. Proceeds from the December Offering, net of underwriting commissions and offering costs, were approximately $43.6 million. Of these net proceeds, approximately $22.4 million was used to retire indebtedness, approximately $3.5 million was used to pay a portion of consideration for acquisitions in December, $0.6 million was used to retire indebtedness assumed in acquisitions, and the remaining $17.1 million is being used as working capital and for additional acquisitions.

     Stock Options and Warrants:

     At December 31, 1996, the Company had one stock-based compensation plan, the 1995 Stock Option Plan ("the Plan"), which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based upon the fair value at grant dates for awards under the Plan consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been $3,444,000 and $0.59, respectively. As reported net income and earnings per share were $4,031,000 and $0.69, respectively.

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1996: risk free interest rate ranging from 5.4% to 6.9%, no dividend yield, expected life of 3 years, and volatility of 36%.

     In October 1995, the Board of Directors and F.Y.I.'s stockholders approved the Plan, which became effective on the date of the IPO. The Plan provides awards of options to purchase Common Stock and may include incentive stock options ("ISOs") and/or non-qualified stock options.

     The Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service (or upon agreeing to serve in the case of the initial non-employee directors), a non-employee director will receive a non-qualified option to purchase 10,000

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of Common Stock, and continuing non-employee directors will receive annual options to purchase 5,000 shares of Common Stock. Options granted to non-employee directors become exercisable one-third on the date of grant and one-third on each of the next two anniversaries of the date of grant. Non-employee directors' options have a term of five years from the date of grant.

     The maximum number of shares of Common Stock that may be subject to outstanding options, determined immediately after the grant of any option, is the greater of 650,000 shares or 12% of the aggregate number of shares of the Company's Common Stock outstanding, provided, however, that options to purchase no more than 650,000 shares of Common Stock may be granted as ISOs. At December 31, 1996 and December 31, 1995, approximately 1,037,000 and 650,000 shares, respectively, were subject to outstanding options.

     The Company had options to purchase 690,370 shares outstanding at December 31, 1996. These options, other than those granted to employee directors, are generally exercisable within 180 days from the date of grant as to 20% of the underlying shares, and as to an additional 20% on each of the next four anniversaries of the date of grant. Options are granted at the market price of the Common Stock on the date of grant.

                                                                OPTIONS OUTSTANDING
                                                         ----------------------------------
                                                                           WEIGHTED AVERAGE
                                                             SHARES         EXERCISE PRICE
                                                         --------------    ----------------
                                                         (IN THOUSANDS)
Balance at inception...................................        --                   --
Granted................................................       473               $13.00
                                                              ---              -------
Balance, December 31, 1995.............................       473               $13.00
Granted................................................       316               $19.58
Exercised..............................................        46               $13.00
Forfeited..............................................        53               $13.28
                                                              ---              -------
Balance, December 31, 1996.............................       690               $15.99
                                                              ===              =======
Exercisable, December 31, 1996.........................       197               $14.18
                                                              ===              =======

     The following table summarizes information about stock options granted under the Plan that were outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                  -------------------------------------------------   ------------------------------
                    NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICES   AT 12/31/96   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/96    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
    $13.00          376,620      8.5 years              $13.00          158,207          $13.00
$16.00-$22.00       313,750         9.6                 $19.59           39,200          $18.95

  Warrants to Purchase Common Stock

     In November 1995, the Company granted to the Chief Executive Officer and the Chief Accounting Officer warrants to purchase 100,000 and 15,000 shares of common stock, respectively, each with an exercise price of $10.00 per share. The warrants are exercisable as to 50% on January 26, 1998, and as to the remaining 50% on January 26, 1999. In May 1996, the Company granted to the Chief Executive Officer an additional warrant to purchase 50,000 shares of Common Stock at an exercise price of $20.00 per share. The additional warrant is exercisable as to 50% on May 21, 1998 and as to the remaining 50% on May 21, 1999.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. EMPLOYEE BENEFIT PLANS:

     Certain of the operating companies have qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The operating companies pay all general and administrative expenses of the Plans and, in some cases, the operating companies make matching and discretionary contributions to the Plans. The operating companies offer no post-employment or post-retirement benefits. The expense incurred related to the Plans by the Company was approximately $91,000 for the year ended December 31, 1996.

13. RELATED-PARTY TRANSACTIONS:

  Leasing Transactions

     Certain of the Operating Companies lease their operating facilities, along with certain equipment, from selling parties who remained employees or directors of the Company. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the year ended December 31, 1996 was approximately $487,100.

  Notes Receivable

     In the Acquisitions, the Company acquired $613,000 of notes receivable from two Founding Company shareholders. At the time of the Merger, the shareholders entered into new notes receivable with a stated interest rate (5%) and principal payment schedules. Interest is payable on a semi-annual basis, and principal is due as follows: 1998 -- $321,000; and 1999 -- $322,000.

  Other Transactions

     An operating company purchases digital coding services from an entity in which an F.Y.I. stockholder had a controlling interest. Effective December 1, 1996, the Company purchased this entity from the shareholder for $2,700,000. The expense incurred to the entity for the 11 months ended November 30, 1996 was $32,000 and billings to the entity were $49,000. Additionally, the Company charged the entity a management fee for accounting services. Management fees were $25,000 for the eleven months ended November 30, 1996.

14. COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents and certain other financial instruments at various major financial institutions across many geographic areas. Credit risk on trade receivables is minimized as a result of the large number of entities comprising the Company's customer base and their dispersion across many industries and geographic areas.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. SUPPLEMENTAL DATA (UNAUDITED):

  Statement of Operations -- Supplemental Data

     The Statement of Operations Data for the year ended December 31, 1995 represents the unaudited combined statement of operations of the Founding Companies for the period adjusted to give effect to: (i) compensation levels the officers and owners have agreed to receive subsequent to the IPO; and (ii) provision for income taxes as if all entities had been subject to federal and state income taxes for the period. The Statement of Operations Data for the year ended December 31, 1996 represents a combination of: (i) the audited results of the combined Founding Companies for the one month of operations prior to the consummation of the Acquisitions adjusted for the compensation and tax adjustments discussed above; and (ii) the audited results of F.Y.I. Incorporated and Subsidiaries for the eleven months subsequent to the consummation of the Acquisitions (which includes acquisitions subsequent to the IPO from the date of their respective acquisition and Rust from January 1, 1996) adjusted to give effect to the Compensation Differential for Rust. The Supplemental Data are provided for information purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

                                                                 FOR THE YEAR
                                                              ENDED DECEMBER 31,
                                                              ------------------
                                                               1995       1996
                                                              -------    -------
                                                                 (UNAUDITED)
                                                                (IN THOUSANDS,
                                                               EXCEPT PER SHARE
                                                                    DATA)
STATEMENT OF OPERATIONS DATA:
Service revenue.............................................  $40,615    $72,166
Product revenue.............................................    6,138      6,740
Other revenue...............................................      873        732
                                                              -------    -------
          Total revenue.....................................   47,626     79,638
Cost of services............................................   25,937     45,396
Cost of products sold.......................................    4,972      5,205
Depreciation................................................    1,238      1,698
                                                              -------    -------
  Gross profit..............................................   15,479     27,339
Selling, general and administrative expenses(a).............   10,449     18,308
Amortization................................................       64        605
                                                              -------    -------
  Operating income..........................................    4,966      8,426
Interest and other expenses, net............................      139        809
                                                              -------    -------
Income before income taxes..................................    4,827      7,617
Provision for income taxes(b)...............................    1,794      3,118
                                                              -------    -------
Net income..................................................  $ 3,033    $ 4,499
                                                              =======    =======
Net income per share........................................             $  0.77
                                                                         =======
Weighted average shares outstanding.........................               5,856
                                                                         =======

---------------

(a) Adjusted for pro forma Compensation Differential of $1,976 for 1995 and $918 for 1996.

(b) Adjusted for pro forma provision for taxes of $1,631 for 1995 and $446 for 1996.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. QUARTERLY INFORMATION (UNAUDITED):

                       FOUNDING
                       COMPANIES      F.Y.I.                                                      F.Y.I.
                       COMBINED    INCORPORATED   SUPPLEMENTAL       F.Y.I. INCORPORATED       INCORPORATED   SUPPLEMENTAL
                       ---------   ------------   ------------   ---------------------------   ------------   ------------
                          ONE
                         MONTH                        1996 QUARTER ENDED
                         ENDED     ---------------------------------------------------------
                        JAN 31        MAR 31         MAR 31      JUN 30    SEP 30    DEC 31      YEAR ENDED DEC 31, 1996
                       ---------   ------------   ------------   -------   -------   -------   ---------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA):
Total revenue........   $3,916        $9,208        $13,124      $17,063   $22,613   $26,838     $75,222        $79,638
Gross profit.........    1,323         3,078          4,401        5,951     7,828     9,158      26,016         27,339
Earnings before
  taxes..............     (135)          638            503        1,614     1,899     2,683       6,834          6,699
Net income (loss)....       (5)          385            380          962     1,131     1,553       4,031          4,026
Net income (loss) per
  share..............   $ 0.00        $ 0.07        $  0.07      $  0.17   $  0.19   $  0.24     $  0.69        $  0.69
Weighted average
  shares
  outstanding........    5,396         5,396          5,396        5,564     5,894     6,571       5,856          5,856
Pro forma earnings
  before taxes.......      548           646          1,194        1,624     2,069     2,730       7,069          7,617
Pro forma net
  income.............      327           390            717          968     1,233     1,581       4,172          4,499
Pro forma net income
  per share..........   $ 0.06        $ 0.07        $  0.13      $  0.17   $  0.21   $  0.24     $  0.71        $  0.77

Amounts reported differ from amounts previously reported due to the pooling-of-interests discussed in Note 7.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To F.Y.I. Incorporated:

     We have audited the accompanying combined balance sheets of the Founding Companies (Note 1) as of December 31, 1994 and 1995 and January 31, 1996, and the related combined statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995 and the one month ended January 31, 1996. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits. We did not audit the financial statements of Recordex Services, Inc., as of and for the two years in the period ended December 31, 1994 which statements reflect total assets of 14% of the combined totals as of December 31, 1994, and total revenue of 14% and 16% of the combined totals for each of the two years in the period ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Founding Companies as of December 31, 1994 and 1995 and January 31, 1996, and the results of their combined operations and their combined cash flows for each of the three years in the period ended December 31, 1995 and the one month ended January 31, 1996, in accordance with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
November 4, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Recordex Services, Inc.
Malvern, Pennsylvania

     We have audited the accompanying balance sheet of Recordex Services, Inc. (a wholly-owned subsidiary of Paragon Management Group, Inc.) as of December 31, 1994, and the related statements of operations, changes in stockholder's equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recordex Services, Inc. (a wholly-owned subsidiary of Paragon Management Group, Inc.) as of December 31, 1994, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                          ELKO, FISCHER, McCABE & RUDMAN, LTD.
                                          Certified Public Accountants

Media, Pennsylvania
September 15, 1995

                               FOUNDING COMPANIES

                            COMBINED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                              -----------------   JANUARY 31,
                                                               1994      1995        1996
                                                              -------   -------   -----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 1,056   $ 1,742     $ 1,581
  Accounts and notes receivable, less allowance for doubtful accounts and notes of $677, $562 and $581,
     respectively...........................................    7,802     7,939       7,881
  Accounts receivable, officer and employee.................      971       692         412
  Accounts receivable, affiliates...........................      280       279         256
  Inventory.................................................      257       331         298
  Current portion of deferred income taxes..................       78        24          24
  Prepaid and other current assets..........................      216       320         326
                                                              -------   -------     -------
          Total current assets..............................   10,660    11,327      10,778
                                                              -------   -------     -------
PROPERTY, PLANT AND EQUIPMENT, net..........................    6,142     6,467       4,824
INTANGIBLE ASSETS, net of accumulated amortization
  of $17, $82 and $88, respectively.........................      836       770         764
ACCOUNTS RECEIVABLE, OFFICERS -- LONG-TERM..................      795       890          73
OTHER NONCURRENT ASSETS.....................................      262       193         111
NOTES RECEIVABLE, LONG-TERM.................................      435        34          34
                                                              -------   -------     -------
          Total assets......................................  $19,130   $19,681     $16,584
                                                              =======   =======     =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $ 5,674   $ 5,587       5,467
  Short-term obligations....................................    1,970     1,430       4,213
  Current maturities of long-term obligations...............      715     1,250       1,109
  Officers payable -- short-term............................      520     1,064       1,064
  Unearned revenue..........................................      377       333         374
                                                              -------   -------     -------
          Total current liabilities.........................    9,256     9,664      12,227
                                                              -------   -------     -------
LONG-TERM OBLIGATIONS, net of current.......................    3,107     2,738       1,528
LONG-TERM OBLIGATIONS -- AFFILIATES, net of current.........       43        19         195
LONG-TERM OBLIGATIONS -- OFFICERS, net of current...........       35        20          20
DEFERRED INCOME TAXES.......................................      229       129         122
OTHER NONCURRENT LIABILITIES................................       50        --          --
                                                              -------   -------     -------
          Total liabilities.................................   12,720    12,570      14,092
                                                              -------   -------     -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock (Note 9).....................................      173       173         173
  Additional paid-in capital................................      775       775         579
  Retained earnings.........................................    5,463     6,163       1,740
                                                              -------   -------     -------
                                                                6,411     7,111       2,492
  Less -- Treasury stock, 10,000 shares in 1994, no par,
     $1,000 assigned value..................................        1        --          --
                                                              -------   -------     -------
          Total stockholders' equity........................    6,410     7,111       2,492
                                                              -------   -------     -------
          Total liabilities and stockholders' equity........  $19,130   $19,681     $16,584
                                                              =======   =======     =======

    The accompanying notes are an integral part of these combined financial statements.

                               FOUNDING COMPANIES

                   COMBINED STATEMENTS OF OPERATIONS (NOTE 1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            ONE
                                                                                           MONTH
                                                       FISCAL YEAR ENDED DECEMBER 31,      ENDED
                                                       ------------------------------   JANUARY 31,
                                                         1993       1994       1995        1996
                                                       --------   --------   --------   -----------
REVENUE:
  Service revenue....................................   $32,067    $36,081    $40,615     $3,487
  Product revenue....................................     5,123      5,923      6,138        395
  Other revenue......................................     1,206      1,028        873         34
                                                        -------    -------    -------     ------
          Total revenue..............................    38,396     43,032     47,626      3,916
COST OF SERVICES.....................................    20,318     23,650     25,937      2,196
COST OF PRODUCTS SOLD................................     4,464      4,892      4,972        307
DEPRECIATION.........................................       883      1,055      1,238         90
                                                        -------    -------    -------     ------
          Gross profit...............................    12,731     13,435     15,479      1,323
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES........    11,045     11,836     12,489      1,503
                                                        -------    -------    -------     ------
          Operating income (loss)....................     1,686      1,599      2,990       (180)
OTHER (INCOME) EXPENSE:
  Interest expense...................................       339        388        492         24
  Interest income....................................       (40)       (84)      (139)        --
  Other..............................................       (51)      (275)      (214)       (69)
                                                        -------    -------    -------     ------
          Income (loss) before income taxes..........     1,438      1,570      2,851       (135)
PROVISION (BENEFIT) FOR INCOME TAXES.................       218        211        163       (130)
                                                        -------    -------    -------     ------
NET INCOME (LOSS)....................................   $ 1,220    $ 1,359    $ 2,688     $   (5)
                                                        =======    =======    =======     ======
PRO FORMA DATA (Unaudited -- See Note 3):
HISTORICAL NET INCOME................................   $ 1,220    $ 1,359    $ 2,688     $   (5)
PRO FORMA COMPENSATION DIFFERENTIAL..................     1,715      1,855      1,976        683
PRO FORMA PROVISION FOR INCOME TAXES.................     1,043      1,045      1,631        351
                                                        -------    -------    -------     ------
PRO FORMA NET INCOME.................................   $ 1,892    $ 2,169    $ 3,033     $  327
                                                        =======    =======    =======     ======

    The accompanying notes are an integral part of these combined financial statements.

                               FOUNDING COMPANIES

              COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK                           TREASURY STOCK     TREASURY
                                   ----------------   PAID-IN   RETAINED   ----------------     STOCK       TOTAL
                                   SHARES    AMOUNT   CAPITAL   EARNINGS   SHARES    AMOUNT   SUBSCRIBED   EQUITY
                                   -------   ------   -------   --------   -------   ------   ----------   -------
BALANCE, December 31, 1992.......  208,109    $173     $775     $ 3,850     10,000    $ (1)      $ --      $ 4,797
  Dividends declared.............       --      --       --        (823)        --      --         --         (823)
  Adjustment to conform fiscal
    year-ends of certain combined
    companies....................       --      --       --          29         --      --         --           29
  Net income.....................       --      --       --       1,220         --      --         --        1,220
                                   -------    ----     ----     -------    -------    ----        ---      -------

BALANCE, December 31, 1993.......  208,109     173      775       4,276     10,000      (1)        --        5,223
  Dividends declared.............       --      --       --        (401)        --      --         --         (401)
  Adjustment to conform fiscal
    year-ends of certain
    combined companies...........       --      --       --         229         --      --         --          229
  Net income.....................       --      --       --       1,359         --      --         --        1,359
                                   -------    ----     ----     -------    -------    ----        ---      -------

BALANCE, December 31, 1994.......  208,109     173      775       5,463     10,000      (1)        --        6,410
  Reissuance of treasury stock...       --      --       --          --    (10,000)      1         (1)          --
  Dividends declared.............       --      --       --      (2,032)        --      --         --       (2,032)
  Adjustment to conform fiscal
    year-ends of certain combined
    companies....................       --      --       --          44         --      --          1           45
  Net income.....................       --      --       --       2,688         --      --         --        2,688
                                   -------    ----     ----     -------    -------    ----        ---      -------

BALANCE, December 31, 1995.......  208,109     173      775       6,163         --      --         --        7,111
  Dividends declared.............       --      --       --      (4,418)        --      --         --       (4,418)
  Debt assumed...................                      (196)                                                  (196)
  Net income (loss)..............       --      --       --          (5)        --      --         --           (5)
                                   -------    ----     ----     -------    -------    ----        ---      -------

BALANCE, January 31, 1996........  208,109    $173     $579     $ 1,740         --    $ --       $ --      $ 2,492
                                   =======    ====     ====     =======    =======    ====        ===      =======

    The accompanying notes are an integral part of these combined financial statements.

                               FOUNDING COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                ONE
                                                                   FISCAL YEAR ENDED           MONTH
                                                                     DECEMBER 31,              ENDED
                                                              ---------------------------   JANUARY 31,
                                                               1993      1994      1995        1996
                                                              -------   -------   -------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 1,220   $ 1,359   $ 2,688     $    (5)
  Adjustment to reconcile net income to net cash provided
    by operating activities-
      Amortization and depreciation.........................      995     1,115     1,302         108
      Loss (gain) on sale-retirement of assets..............       --       (38)       (3)         --
      Loss on investment....................................       --        17        --          --
      Deferred tax expense (benefit)........................       39      (555)      (60)         (7)
      Changes in operating assets and liabilities-
         Accounts receivable................................     (446)   (1,058)      220        (355)
         Prepaid expenses and other assets..................      (54)     (142)      (53)         97
         Stockholder receivable.............................       --      (272)      331         252
         Inventory..........................................     (164)      171       (74)         34
         Accounts payable...................................      557     1,366      (162)         33
         Unearned revenue...................................       74        94       (44)         41
      Other.................................................       77       (46)      (62)       (128)
                                                              -------   -------   -------     -------
             Net cash provided by operating activities......    2,298     2,011     4,083          70
                                                              -------   -------   -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................   (1,119)   (1,734)   (1,423)        (84)
  Sale of property, plant and equipment.....................       40       203        76          17
  Purchase of intangibles...................................       --      (438)       --          --
  Other, net................................................      (70)       (4)       --          --
                                                              -------   -------   -------     -------
             Net cash used for investing activities.........   (1,149)   (1,973)   (1,347)        (67)
                                                              -------   -------   -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on short-term obligations..............     (425)     (578)   (2,063)        (19)
  Principal payments on long-term obligations...............   (1,802)     (443)     (704)        (51)
  Proceeds from short-term borrowing........................      427     1,068     1,825       2,790
  Proceeds from long-term borrowings........................    1,605       316       642          --
  Borrowings (payments) on line of credit...................      155        38       219         185
  Payment of dividends......................................     (823)     (401)   (2,032)     (3,069)
  Advances to parent........................................     (352)      (98)       --          --
  Other, net................................................       --        78        55          --
  Net change in cash due to conforming fiscal year-end......      (13)     (104)        8          --
                                                              -------   -------   -------     -------
             Net cash used for financing activities.........   (1,228)     (124)   (2,050)       (164)
                                                              -------   -------   -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      (79)      (86)      686        (161)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...................................................    1,221     1,142     1,056       1,742
                                                              -------   -------   -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 1,142   $ 1,056   $ 1,742     $ 1,581
                                                              =======   =======   =======     =======
SUPPLEMENTAL DATA:
  Interest paid.............................................  $   334   $   379   $   486     $    24
  Income taxes paid.........................................       55        67       296           3
NONCASH TRANSACTIONS:
  Equipment acquired through capital lease obligations......  $   117   $   310   $   225          --
  Sale of investment........................................       --        13        --          --
  Acquisition of intangible assets with debt................       --       414        --          --
  Note receivable received in connection with sale of
    building................................................      550        --        --          --
  Dividend of note receivable...............................       --        --        --         425
  Dividend of property and equipment........................       --        --        --       1,607
  Dividend of long-term obligation..........................       --        --        --       1,374
  Dividend of advances to parent............................       --        --        --         835
  Dividend of short-term obligation.........................       --        --        --         144

    The accompanying notes are an integral part of these combined financial statements.

                               FOUNDING COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Concurrently with the initial public offering of its common stock (the "IPO"), F.Y.I. Incorporated ("F.Y.I.") merged with the following seven companies (the "Founding Companies"): Imagent Corporation and Mobile Information Services ("Imagent"); Melanson and Associates, Inc. ("Melanson") dba Researchers and Bay Area Micrographics ("Researchers"); Recordex Services, Inc. (a wholly owned subsidiary of Paragon Management Group, Inc.) ("Recordex"); C.&T. Management Services, Inc. dba DPAS, and Qualidata, Inc. dba The Mail House ("DPAS"); Leonard Archives, Inc. ("Leonard"); Deliverex, Incorporated ("DLX") and Peninsula Records Management, a wholly owned subsidiary of DLX ("PRM"), and an affiliate, ASK Record Management, Inc. ("ASK") (collectively "Deliverex"); and Permanent Records, Inc. ("Permanent"). The merger will be effected by FYI through issuance of its common stock and cash.

     The Founding Companies are providers of document management services to three primary client groups: healthcare institutions, professional services firms, and financial institutions.

2.  BASIS OF PRESENTATION:

     Simultaneously with the closing of the IPO, F.Y.I. and separate wholly owned subsidiaries of F.Y.I. merged with the Founding Companies (the "Acquisitions"). The accompanying combined financial statements and related notes represent the combined financial position, results of operations and cash flows of the Founding Companies excluding FYI without giving effect to the Mergers and the Offering. The assets and liabilities of the Founding Companies are reflected at their historical amounts. The Founding Companies were not under common control or management during any of the periods presented.

     Melanson has previously reported on a fiscal year ending July 31. As such, the accounts of Melanson for its 1993 fiscal year has been combined with the accounts of the other Founding Companies for the year ended December 31, 1993. The fiscal 1994 and 1995 accounts of Melanson have been recast to a December 31 year-end and have been combined with the accounts of the other Founding Companies for the years ended December 31, 1994 and 1995. The exclusion of Melanson's net income for the period from August 1 through December 31, 1993 of $229,000 is reflected as an adjustment to retained earnings in the December 31, 1994 combined statement of stockholders' equity. The results of operations related to the adjustment to retained earnings for Melanson included revenues of $3,820,000 and costs and expenses of $3,591,000 from August 1, through December 31, 1993.

     Deliverex's affiliate, ASK, has previously reported on a fiscal year ending December 31. DLX and PRM have previously reported on a fiscal year ending September 30. The 1995 accounts of DLX and PRM have been recast to a December 31 year-end and have been combined with the accounts of the other Founding Companies for the year ended December 31, 1995. The exclusion of DLX and PRM's net income for the period from October 1 through December 31, 1994 of $44,000 is reflected as an adjustment to retained earnings in the December 31, 1995 combined statement of stockholders' equity. The results of operations related to the adjustment to retained earnings for DLX and PRM included revenue of $553,000 and costs and expenses of $509,000 from October 1 through December 31, 1994.

     The affiliate of Imagent Corporation, Mobile Information Services, had previously reported on a fiscal year ending June 30 through fiscal 1992. As such, the accounts of the affiliate for its 1992 fiscal year have been combined with the accounts of the other Founding Companies for the years ended December 31, 1992. The exclusion of the affiliate's net income for the period from July 1 through December 31, 1992 of $29,000 is reflected as an adjustment to retained earnings in the December 31, 1992 combined statement of stockholders' equity. The results of operations related to the adjustment to retained earnings for the affiliate of Imagent Corporation included revenue of $656,000 and costs and expenses of $627,000 from July 1 through December 31, 1992.

                               FOUNDING COMPANIES

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents

     The Founding Companies consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Inventory

     Inventory is stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the useful life or the term of the lease.

  Intangible Assets

     Intangible assets consist primarily of customer lists, acquired by a founding company in October of 1994, which are amortized over 15 years. The Founding Companies continually evaluate whether events and circumstances indicate the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, the Founding Companies use an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. FYI and the Founding Companies do not expect the adoption of SFAS 121 to have any material effect on the combined financial statements. FYI and the Founding Companies will adopt SFAS 121 in 1996.

  Revenue Recognition

     Revenue is recognized when the services are rendered, or products are shipped, to the Founding Companies' customers. Unearned revenue represents customer storage and certain services which are billed in advance.

  Income Taxes

     Income taxes are provided based upon the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," for the Founding Companies that are C corporations for income tax purposes, which requires recognition of deferred income taxes under the asset and liability method.

     Certain of the Founding Companies are S corporations or a sole proprietorship for income tax purposes and, accordingly, any income tax liabilities are the responsibility of the respective owners. The historical combined net income of the Founding Companies includes no provision for income taxes of the S corporations or sole proprietorship.

     Deferred income taxes are provided for temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, deferred contract revenue being taxed when billed, cash basis of accounting

                               FOUNDING COMPANIES
for tax purposes versus accrual basis accounting for financial reporting purposes, and various accruals and reserves being deductible for tax purposes in different periods.

  Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to make their presentation consistent with the current year.

  Pro Forma Net Income (Unaudited)

     The Founding Companies have been managed throughout the periods presented as independent private companies and represent a variety of tax structures (S corporation, C corporation, and sole proprietorship). Therefore, selling, general, and administrative expenses for the periods presented reflect compensation and related benefits that owners and certain key employees received from their respective businesses during these periods. These owners and key employees have agreed to certain reductions in salaries and benefits in connection with the Mergers. Each stockholder (other than one Paragon Management Group stockholder) has entered into a three year employment agreement with FYI which contains a set base salary, participation in any future FYI incentive plans, four weeks vacation, car allowance, health benefits, and a two-year covenant-not-to-compete following termination of such person's employment. The employment agreements provide for the following compensation levels by company:

                          COMPANY                             COMPENSATION
                          -------                             ------------
Imagent.....................................................   $  250,000
Researchers.................................................      250,000
Recordex....................................................      300,000
DPAS........................................................      220,000
Leonard.....................................................      100,000
Deliverex...................................................      247,000
Permanent...................................................      120,000
                                                               ----------
                                                               $1,487,000
                                                               ==========

     The unaudited pro forma data present compensation at the level the officers and owners of the Founding Companies have agreed to receive subsequent to the Offering. In addition, the pro forma data present the provision for income taxes as if all entities had been subject to federal and state income taxes and adjusted for the impact of the compensation differential discussed above.

                               FOUNDING COMPANIES

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

     The activity in the allowance for doubtful accounts and notes receivable is as follows:

                                           BALANCE AT    CHARGED TO                  BALANCE AT
                                           BEGINNING     COSTS AND                     END OF
                                           OF PERIOD      EXPENSES     WRITE-OFFS      PERIOD
                                           ----------    ----------    ----------    ----------
                                                              (IN THOUSANDS)
Year Ended December 31, 1993
  Allowance for doubtful accounts........     $599          $715         $(572)         $742
                                              ====          ====         =====          ====
Year Ended December 31, 1994
  Allowance for doubtful accounts........     $742          $835         $(900)         $677
                                              ====          ====         =====          ====
Year Ended December 31, 1995
  Allowance for doubtful accounts........     $677          $710         $(825)         $562
                                              ====          ====         =====          ====

5.  PROPERTY, PLANT AND EQUIPMENT:

     Property and equipment consist of the following:

                                                       ESTIMATED         DECEMBER 31,
                                                      USEFUL LIVES    ------------------
                                                         YEARS         1994       1995
                                                      ------------    -------    -------
                                                                        (IN THOUSANDS)
Land................................................       N/A        $   415    $   415
Buildings and improvements..........................      7-18          2,203      2,194
Leasehold improvements..............................      5-10            452        477
Vehicles............................................       5-7          1,114      1,163
Machinery and equipment.............................      5-15          8,223      9,589
Furniture and fixtures..............................      5-15            382        500
                                                                      -------    -------
                                                                       12,789     14,338
Less -- Accumulated depreciation and amortization...                    6,647      7,871
                                                                      -------    -------
                                                                      $ 6,142    $ 6,467
                                                                      =======    =======

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1994      1995
                                                              ------    ------
                                                               (IN THOUSANDS)
Accounts payable and accrued liabilities....................  $3,298    $3,255
Accrued compensation and benefits...........................     731       827
Sales tax payable...........................................     119        94
Income tax payable..........................................     907       818
Other accrued liabilities...................................     619       593
                                                              ------    ------
                                                              $5,674    $5,587
                                                              ======    ======

                               FOUNDING COMPANIES

7.  CREDIT FACILITIES:

  Short-Term Obligations

     Short-term obligations consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1994      1995
                                                              ------    ------
                                                               (IN THOUSANDS)
Researchers
  Bank line of credit -- expiring October 10, 1996, limited
  to $425,000, interest payable monthly at prime plus 1.5%
  (10% and 10.5% at December 31, 1994 and 1995,
  respectively), guaranteed by the shareholder..............  $  395    $  213
Recordex
  Bank line of credit, limited to $300,000, interest payable monthly at the bank's prime plus 0.75% (10.25% and 10.5%
  at December 31, 1994 and 1995, respectively), secured by
  all assets................................................     143       250
DPAS
  Bank line of credit, limited to $300,000, interest payable monthly at prime plus 1% (9.5% and 10.75% at December 31,
  1994 and 1995, respectively)..............................     300       253
  Trust deed payable on demand; monthly payment of $6,000
  including principal and interest at the bank's index rate
  plus 1.5% (11% and 11.25% at December 31, 1994 and 1995,
  respectively), maturing January 15, 1998; secured by first
  trust deed on commercial property.........................     197       144
  Note payable -- bank payable on demand, monthly payment of
  $8,000 plus accrued interest at prime plus 2% (10.5% and
  10.75% at December 31, 1994 and 1995, respectively),
  maturing December 1996, secured by non-real estate assets
  of DPAS...................................................     200       100
  Note payable -- bank, payable on demand, monthly payment
  of $5,000 plus accrued interest at prime plus 2% (10.5%
  and 11% at December 31, 1994 and 1995, respectively),
  maturing January 1996, secured by non-real estate assets
  of DPAS...................................................      60        --
Leonard
  Bank demand note, expiring June 1999, interest at prime
  plus 0.75% (9.25% at December 31, 1994), secured by
  accounts receivable and machinery and equipment...........     119        --
  Bank master equipment line of credit, each borrowing
  payable on demand and is termed-out over 36 equal monthly
  payments, accrued interest at prime plus 0.75% (9.25% at
  December 31, 1994), payable monthly, secured by accounts
  receivable and machinery and equipment....................     242        --

                               FOUNDING COMPANIES

                                                                DECEMBER 31,
                                                              ----------------
                                                               1994      1995
                                                              ------    ------
                                                               (IN THOUSANDS)
  Bank demand master equipment note, monthly payment of
  $5,000 plus accrued interest at prime plus 0.75% (9.25% at
  December 31, 1994), matures 1999, secured by accounts
  receivable and machinery and equipment....................  $  265    $   --
  Bank working capital line of credit, payable on demand,
  accrued interest at prime plus 1.25% (9.75% at December
  31, 1995), secured by a first security interest in all
  accounts receivable, machinery, and equipment, and a
  personal guarantee by the stockholder.....................      --       316
Deliverex
  Bank line of credit, limited to $50,000, at prime plus a
  premium, as defined by the outstanding principal balance
  (14% and 12.25% at December 31, 1994 and 1995), no defined
  expiration date...........................................      46        39
Permanent
  Bank line of credit, expiring on January 6, 1996, limited
  to $175,000, interest at the bank's base rate, as defined, plus 1% (10.5% at December 31, 1995), secured by accounts
  receivable, inventory, equipment and fixtures, and life
  insurance policy..........................................       3       115
                                                              ------    ------
          Total short-term obligations......................  $1,970    $1,430
                                                              ======    ======

     The weighted average interest rate on borrowings under the lines of credit were approximately 7.50%, 9.75%, and 10.21% for the years ended December 31, 1993, 1994, 1995, respectively. The prime rate was 6%, 8.5%, and 8.5% at December 31, 1993, 1994, and 1995.

Officers payable -- Short-term

     Officers payable -- short term consist of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              1994     1995
                                                              -----    -----
                                                              (IN THOUSANDS)
Leonard
  Note payable -- stockholder, payable on demand, accrued
     interest at 8.75%, unsecured...........................   $ --     $500
DPAS
  Note payable -- stockholder, payable on demand, accrued
     interest at 9.0%, unsecured............................   $504     $546

                               FOUNDING COMPANIES

  Long-Term Obligations

     Long-term obligations consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1994       1995
                                                              ------    --------
                                                                (IN THOUSANDS)
Imagent
  Noninterest-bearing note payable to Micrographics
  Services, $200,000 due May 1, 1995, remainder due on
  February 1, 1996..........................................  $  414    $    194
Researchers
  Mortgage payable -- bank, monthly payment of $4,000
  through July 1994, $5,000 from August 1994 through
  maturity date of July 2003; payment includes principal and interest at bank's reference index plus 4% (9.45% and
  9.25% at December 31, 1994 and 1995, respectively),
  secured by deed of trust on real property.................     565         561
  Note payable -- bank, monthly payment of $2,000 plus
  accrued interest at prime plus 1.75% (9.25% and 10.5% at
  December 31, 1994 and 1995, respectively), maturity date
  of September 15, 1998, unsecured..........................      74          54
  Note payable -- bank, monthly payment of $2,000 plus
  accrued interest at prime plus 1.5% (9.25% and 10.25% at
  December 31, 1994 and 1995, respectively) maturing October
  15, 1999, guaranteed by the stockholder...................      97          77
  Note payable -- bank, monthly payment of $5,000 through
  maturity of November 2025; payment includes principal and
  interest at 8%, secured by deed of trust on real
  property..................................................     738         739
  Note payable -- bank, monthly payment of $2,000 plus
  accrued interest at prime plus 1.75% (9.25% and 10.5% at
  December 31, 1994 and 1995, respectively); maturing
  September 15, 1997, guaranteed by the stockholder.........      55          35
  Note payable -- Xerox, monthly payment of $1,000,
  including principal and interest at 15.5%, maturing
  November 1999, secured by Xerox equipment.................      45          33
Recordex
  Notes payable -- monthly payment of $4,000 plus accrued
  interest at prime plus 1% (10.5% and 10.75% at December
  31, 1994 and 1995, respectively), maturing December 1996,
  secured by all assets.....................................      96          42
  Notes payable -- bank, monthly payment of $1,000 plus
  interest at prime plus 1% (10.5% and 10.75% at December
  31, 1994 and 1995, respectively), maturing April 1, 1997,
  secured by all assets.....................................      39          22
  Note payable -- bank, monthly payment of $4,000 plus
  accrued interest at prime plus 1% (10.5% and 10.75% at
  December 31, 1994 and 1995, respectively), maturing June
  30, 1998; secured by all assets...........................     140         128

                               FOUNDING COMPANIES

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1994       1995
                                                              ------    --------
                                                                (IN THOUSANDS)
Leonard
  Mortgage payable, monthly payment of $9,000, including
  principal and interest at prime plus .75% (9% and 9.5% at
  December 31, 1994 and 1995, respectively), maturing
  October 1, 1996; secured by a first mortgage on the land,
  building and certain equipment, guaranteed by the
  stockholder and former stockholder........................     562         504
  Mortgage payable -- bank, monthly payment of $8,000,
  including principal and interest at prime plus 1.25%
  (9.75% at December 31, 1995), maturing December 1, 2000,
  secured by a second mortgage on the land, building, and
  certain equipment, and guaranteed by the stockholder......      --         600
Deliverex
  Notes payable -- Small Business Administration, monthly
  payment of $3,000, including principal and interest at 4%, maturing November 17, 2014, secured by deed of trust on
  real estate and non-real estate assets of the Company,
  guaranteed by the stockholder and the stockholder's
  wife......................................................     430         410
Capital lease obligations...................................     351         424
All other obligations.......................................     120          85
                                                              ------    --------
          Total.............................................   3,726       3,908
Less -- Current maturities of long-term obligations.........     619       1,170
                                                              ------    --------
          Total long-term obligations.......................  $3,107    $  2,738
                                                              ======    ========

     Certain short-term and long-term obligations contain warranties and covenants and require maintenance of certain financial ratios of certain Founding Companies.

     As of December 31, 1995, all Founding Companies have complied with their loan covenants.

  Long-Term Obligations -- Affiliates

                                                               DECEMBER 31,
                                                              --------------
                                                              1994     1995
                                                              -----    -----
                                                              (IN THOUSANDS)
Leonard
  Note payable, monthly payment of $1,185, including
  principal and interest at prime plus 1% (9.5% at December
  31, 1994 and 1995, respectively), maturing in 1998,
  unsecured.................................................   $ 38     $26
  Note payable -- Affiliate, interest payable annually at
  prime plus 1% (9.5% at December 31, 1994 and 1995,
  respectively), maturing December 31, 1995, unsecured......     69      59
Other.......................................................     32      14
                                                               ----     ---
                                                                139      99
  Less -- Current maturities of long-term obligations.......     96      80
                                                               ----     ---
          Total long-term obligations to affiliates.........   $ 43     $19
                                                               ====     ===

                               FOUNDING COMPANIES

  Long-Term Obligations -- Officer

     DPAS has a 12% interest-bearing stockholder note payable totaling $51,000 and $38,000 at December 31, 1994 and 1995, respectively. Current maturities of this note totaling $16,000 and $18,000 at December 31, 1994 and 1995, respectively, have been included as Officers payable -- short-term.

  Maturities of Long-Term Obligations

     Maturities of long-term obligations are as follows (In Thousands):

                                                              YEARS ENDING
                                                              DECEMBER 31
                                                              ------------
1996........................................................     $1,268
1997........................................................        370
1998........................................................        250
1999........................................................        139
2000........................................................        471
2001 and thereafter.........................................      1,547
                                                                 ------
          Total.............................................     $4,045
                                                                 ======

8.  LEASE COMMITMENTS:

     The Founding Companies lease various office buildings, machinery, equipment, and vehicles. Future minimum lease payments under capital leases and noncancelable operating leases are as follows:

                                                                  YEARS ENDING
                                                                  DECEMBER 31,
                                                              --------------------
                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
                                                                 (IN THOUSANDS)
1996........................................................   $221       $ 1,967
1997........................................................    148         2,061
1998........................................................     76         1,899
1999........................................................     29         1,663
2000........................................................     12         1,065
2001 and thereafter.........................................     --         4,673
                                                               ----       -------
Total minimum lease payments................................    486       $13,328
                                                                          =======
Less -- Amounts representing interest.......................     62
                                                               ----
Net minimum lease payments..................................    424
Less -- Current portion of obligations under capital
  leases....................................................    183
                                                               ----
Long-term portion of obligations under capital leases.......   $241
                                                               ====

     Rent expense for all operating leases for the years ended December 31, 1993, 1994, and 1995 was $1,972,000, $2,227,000, and $2,219,000, respectively.

                               FOUNDING COMPANIES

9.  STOCKHOLDERS' EQUITY:

     The common stock authorized, issued, and outstanding of the Founding Companies consists of the following at December 31, 1994 and 1995:

                                                               DECEMBER 31,
                                                              --------------
                                                              1994     1995
                                                              -----    -----
                                                              (IN THOUSANDS)
Imagent
  Common stock, class A and B, $10 par value, 7,500 shares
  authorized, 400 shares issued, and common stock, no par
  value, 100 shares authorized and issued...................   $ 21     $ 21
Researchers
  Common stock, no par, 75,000 shares authorized, 556 shares
  issued and outstanding....................................      2        2
Recordex
  Common stock, $1 par value, 1,000 shares authorized,
  issued and outstanding....................................      1        1
DPAS
  Common stock, $1 par value and no par, 125,000 shares
  authorized, 3,100 shares issued and outstanding...........      4        4
Leonard
  Common stock, $10 par value, 8,500 shares authorized,
  4,293 shares outstanding..................................     43       43
Deliverex
  Common stock, no par value, 510,000 shares authorized,
  107,000 shares issued at stated value.....................     10       10
Permanent
  Common stock, $1 par value, 100,000 shares authorized,
  91,660 shares issued and outstanding......................     92       92
                                                               ----     ----
          Total.............................................   $173     $173
                                                               ====     ====

     In December 1994, ASK approved the reissuance of 10,000 shares of treasury stock to its minority stockholder. Compensation expense of $1,000 was recorded at the date of approval in 1994, equivalent to the estimated value of the shares at the approval date. The shares were reissued on January 1, 1995.

10.  EMPLOYEE BENEFIT PLANS:

     Certain of the Founding Companies have qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The Founding Companies pay all general and administrative expenses of the Plans and, in some cases, the Founding Companies make matching and discretionary contributions to the Plans. The Founding Companies offer no post-employment or post-retirement benefits. The expenses incurred related to the Plans by the Founding Companies were $36,000, $63,000, and $82,000 for the years ending December 31, 1993, 1994, and 1995, respectively.

                               FOUNDING COMPANIES

11.  INCOME TAXES:

     The provision for federal and state income taxes consists of the following (In Thousands):

                                                                  FISCAL YEAR
                                                               ENDED DECEMBER 31,
                                                              --------------------
                                                              1993    1994    1995
                                                              ----    ----    ----
Federal --
  Current...................................................  $120    $593    $172
  Deferred..................................................    39    (440)    (40)
State --
  Current...................................................    43     173      51
  Deferred..................................................    16    (115)    (20)
                                                              ----    ----    ----
                                                              $218    $211    $163
                                                              ====    ====    ====

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (In Thousands):

                                                                  FISCAL YEAR
                                                               ENDED DECEMBER 31,
                                                              --------------------
                                                              1993    1994    1995
                                                              ----    ----    ----
Tax at statutory rate.......................................  $489    $534    $969
Add (deduct) --
  State income taxes........................................    35      37      23
  Effect of graduated tax rates.............................   (10)    (26)    (26)
  Income of S corporations..................................  (318)   (339)   (809)
  Other, net................................................    22       5       6
                                                              ----    ----    ----
                                                              $218    $211    $163
                                                              ====    ====    ====

     The components of deferred income tax liabilities and assets are as follows (In Thousands):

                                                              FISCAL YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1994       1995
                                                              ------     ------
Deferred income tax liabilities-
  Tax over book depreciation and amortization...............    $116       $129
  Accrual to cash differences, net..........................     690        381
  Other, net................................................       7         --
                                                                ----       ----
          Total deferred income tax liabilities.............     813        510
Deferred income tax assets-
  Allowance for doubtful accounts...........................     149        159
  Other reserves, net.......................................     502        192
  Other, net................................................      11         54
                                                                ----       ----
          Total deferred income tax assets..................     662        405
                                                                ----       ----
Total net deferred income tax liabilities...................    $151       $105
                                                                ====       ====
Current deferred tax asset..................................    $(78)      $(24)
Long-term deferred tax liabilities..........................     229        129
                                                                ----       ----
                                                                $151       $105
                                                                ====       ====

                               FOUNDING COMPANIES

12.  RELATED-PARTY TRANSACTIONS:

  Leasing Transactions

     Leonard leases its operating facilities from Leonard Investments and a former stockholder. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 1993, 1994, and 1995 was approximately $189,000, $188,000, and $189,000, respectively.
Leonard also has obligations to Leonard Investments. Leonard Investments is a partnership owned by the stockholder and former stockholder of Leonard.

     Researchers leases office facilities in Sacramento and San Francisco, California, along with certain equipment from Researcher's principal shareholder. The leases provide for lease terms on a month-to-month basis as well as over five to ten-year periods commencing on August 1, 1991, through July 31, 2001, with monthly lease payments of $2,000 to $9,000. The total lease payments to Researcher's principal shareholder for these operating leases for the years ended July 31, 1993, and December 31, 1994 and 1995 was approximately $187,000, $177,000, and $242,000, respectively. The lease agreements provide that the Researchers pay all related taxes and insurance.

     Permanent entered into an agreement to lease a building, beginning on July 1, 1995, from Permanent's stockholders. Lease expense per year will be approximately $90,000.

  Other Transactions

     Researchers purchases digital coding services from an affiliated entity, Researchers LLC. Researchers' principal shareholder has a controlling interest in Researchers LLC. During the years ended December 31, 1994 and 1995, Researchers incurred expenses of $28,000 and $11,000, and had billings to Researchers LLC of approximately $4,000 and $40,000.

  Receivables and Advances

                                                                DECEMBER 31,
                                                              ----------------
                                                               1994      1995
                                                              ------    ------
Accounts receivable, officer and employee --
  Deliverex -- noninterest bearing..........................  $  315    $  315
  Leonard -- noninterest bearing............................      14        67
  Researchers -- noninterest bearing........................     642       310
                                                              ------    ------
                                                                 971       692
Accounts receivable, affiliates --
  Leonard -- noninterest bearing............................     280       259
  Researchers -- noninterest bearing........................      --        20
                                                              ------    ------
                                                                 280       279
                                                              ------    ------
Accounts receivable, officers -- long-term --
  Deliverex -- noninterest bearing..........................      74        74
  Recordex -- noninterest bearing...........................     721       816
                                                              ------    ------
                                                                 795       890
                                                              ------    ------
          Total related-party receivables...................  $2,046    $1,861
                                                              ======    ======

     Leonard has guaranteed a promissory note in the principal amount of approximately $636,000 as of December 31, 1995, with interest at 10%, payable in monthly installments in varying amounts through December 1, 2004. The promissory note is from the stockholder to the former joint owner in Leonard.

                               FOUNDING COMPANIES

Leonard's guarantee and security interest are subordinate to all other notes payable to the bank and the Detroit Economic Growth Council.

13.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Founding Companies are, from time to time, parties to litigation arising in the normal course of their business, most of which involve claims for workers' compensation, unemployment and property damage incurred in connection with their operations. Management of the Founding Companies believes that none of this litigation will have a material adverse effect on the combined financial position or combined results of operations of the Founding Companies.

  Employment Agreements

     Researchers has employment agreements with certain personnel to pay specific amounts annually. The employment agreements provide for a total annual compensation amount of $595,000 to be disbursed to certain personnel of Researchers in accordance with the terms of each employee's employment agreement.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Founding Companies to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Founding Companies maintain cash and cash equivalents and certain other financial instruments at various major financial institutions across many geographic areas. Credit risk on trade receivables is minimized as a result of the large number of entities comprising the Founding Companies' customer base and their dispersion across many industries and geographic areas.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Imagent Corporation:

     We have audited the accompanying combined balance sheets of Imagent Corporation (a Maryland corporation) and Related Company as of December 31, 1994 and 1995, and the related combined statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Imagent Corporation and Related Company as of December 31, 1994 and 1995, and the results of their combined operations and their combined cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
March 15, 1996

                    IMAGENT CORPORATION AND RELATED COMPANY

                            COMBINED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  516,422    $1,073,616
  Accounts receivable, less allowances for doubtful accounts
     of $40,000 for each period.............................   1,742,526     1,412,351
  Inventories...............................................     252,742       306,441
  Prepaid and other current assets..........................      15,778        17,196
                                                              ----------    ----------
          Total current assets..............................   2,527,468     2,809,604
PROPERTY AND EQUIPMENT, net.................................   1,035,816       968,163
INTANGIBLES, net of amortization of $17,935 and $82,481 at
  December 31, 1994 and 1995................................     834,498       769,952
OTHER NONCURRENT ASSETS.....................................      38,745        73,838
                                                              ----------    ----------
          Total assets......................................  $4,436,527    $4,621,557
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term obligations...............  $  220,000    $  194,347
  Accounts payable and accrued liabilities..................   1,098,467     1,097,855
                                                              ----------    ----------
          Total current liabilities.........................   1,318,467     1,292,202
LONG-TERM OBLIGATIONS, net of current maturities............     194,347            --
                                                              ----------    ----------
          Total liabilities.................................   1,512,814     1,292,202
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock..............................................      20,773        20,773
  Retained earnings.........................................   2,902,940     3,308,582
                                                              ----------    ----------
          Total stockholders' equity........................   2,923,713     3,329,355
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $4,436,527    $4,621,557
                                                              ==========    ==========

    The accompanying notes are an integral part of these combined financial statements.

                    IMAGENT CORPORATION AND RELATED COMPANY

                       COMBINED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1993           1994           1995
                                                      -----------    -----------    -----------
REVENUE:
  Service revenue...................................  $ 4,173,176    $ 5,451,372    $ 6,844,552
  Product revenue...................................    5,123,101      5,922,622      6,138,127
  Other revenue.....................................      955,345        760,789        561,350
                                                      -----------    -----------    -----------
                                                       10,251,622     12,134,783     13,544,029
COST OF SERVICES....................................    2,875,063      3,691,206      4,474,396
COST OF PRODUCT SOLD................................    4,464,187      4,892,293      4,972,103
DEPRECIATION........................................      199,389        257,847        268,183
                                                      -----------    -----------    -----------
          Gross profit..............................    2,712,983      3,293,437      3,829,347
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.......    2,196,798      2,571,162      2,838,360
                                                      -----------    -----------    -----------
          Operating income..........................      516,185        722,275        990,987
OTHER (INCOME) EXPENSE:
  Interest income...................................      (11,954)       (13,241)       (27,728)
  Other.............................................       (3,395)         4,669        (52,612)
                                                      -----------    -----------    -----------
NET INCOME..........................................  $   531,534    $   730,847    $ 1,071,327
                                                      ===========    ===========    ===========
PRO FORMA DATA (Unaudited -- See Note 11):
HISTORICAL NET INCOME...............................  $   531,534    $   730,847    $ 1,071,327
PRO FORMA COMPENSATION DIFFERENTIAL.................      161,143        289,571        303,357
PRO FORMA PROVISION FOR INCOME TAXES................      264,013        388,137        515,100
                                                      -----------    -----------    -----------
PRO FORMA NET INCOME................................  $   428,664    $   632,281    $   859,584
                                                      ===========    ===========    ===========

    The accompanying notes are an integral part of these combined financial statements.

                    IMAGENT CORPORATION AND RELATED COMPANY

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK       ADDITIONAL                      TOTAL
                                       -----------------     PAID-IN       RETAINED     STOCKHOLDERS'
                                       SHARES    AMOUNT      CAPITAL       EARNINGS        EQUITY
                                       ------    -------    ----------    ----------    -------------
BALANCE, December 31, 1992...........   500      $20,773       $--        $2,139,804     $2,160,577
  Dividends declared.................    --           --        --          (467,204)      (467,204)
  Net income.........................    --           --        --           531,534        531,534
                                        ---      -------       ---        ----------     ----------
BALANCE, December 31, 1993...........   500       20,773        --         2,204,134      2,224,907
  Dividends declared.................    --           --        --           (32,041)       (32,041)
  Net income.........................    --           --        --           730,847        730,847
                                        ---      -------       ---        ----------     ----------
BALANCE, December 31, 1994...........   500       20,773        --         2,902,940      2,923,713
  Dividends declared.................    --           --        --          (665,685)      (665,685)
  Net income.........................    --           --        --         1,071,327      1,071,327
                                        ---      -------       ---        ----------     ----------
BALANCE, December 31, 1995...........   500      $20,773       $--        $3,308,582     $3,329,355
                                        ===      =======       ===        ==========     ==========

    The accompanying notes are an integral part of these combined financial statements.

                    IMAGENT CORPORATION AND RELATED COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1993         1994          1995
                                                          ---------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $ 531,534    $ 730,847    $1,071,327
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization......................    199,389      275,782       332,729
     Loss (gain) on disposal of assets..................         --       20,693        (3,042)
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Accounts receivable, net......................   (186,962)    (547,294)      330,175
          Prepaid and other assets......................      2,101       (5,218)      (36,511)
          Inventories...................................   (164,008)     171,363       (53,699)
       Increase (decrease) in --
          Accounts payable and accrued liabilities......    292,779       81,748          (612)
                                                          ---------    ---------    ----------
               Net cash provided by operating
                 activities.............................    674,833      727,921     1,640,367
                                                          ---------    ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...................   (419,577)    (322,797)     (230,033)
  Purchase of intangible assets.........................         --     (438,086)           --
  Proceeds from sale of property and equipment..........         --           --        32,545
                                                          ---------    ---------    ----------
               Net cash used in investing activities....   (419,577)    (760,883)     (197,488)
                                                          ---------    ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term obligations...........         --           --      (220,000)
  Capital distributions.................................   (467,204)     (32,041)     (665,685)
  Net change in cash due to conforming fiscal
     year-end...........................................    (12,840)          --            --
                                                          ---------    ---------    ----------
               Net cash used in financing activities....   (480,044)     (32,041)     (885,685)
                                                          ---------    ---------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....   (224,788)     (65,003)      557,194
CASH AND CASH EQUIVALENTS, at beginning of period.......    806,213      581,425       516,422
                                                          =========    =========    ==========
CASH AND CASH EQUIVALENTS, at end of period.............  $ 581,425    $ 516,422    $1,073,616
                                                          =========    =========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for --
     Interest...........................................  $      --    $      --    $       --
     Income taxes.......................................         --           --            --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCIAL
  ACTIVITIES:
  Acquisition of intangible assets with debt............         --      414,347            --

    The accompanying notes are an integral part of these combined financial statements.

                    IMAGENT CORPORATION AND RELATED COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     The accompanying combined financial statements include the accounts of Imagent Corporation (formerly Mobile Microfilming Corporation) and Mobile Information Services (collectively the "Company"). The Company is a microfilm processing laboratory and Kodak distributor of microfilm/microfilming supplies and a broker of imaging equipment and systems and provides data and document acquisition services for public and private industry customers. The Company's customers are primarily located in the Mid-Atlantic region.

     The Company and its stockholders entered into a definitive agreement with F.Y.I. Incorporated ("FYI") in October 1995, pursuant to which the Company will merge with FYI (the "Merger"). All outstanding shares of the Company's common stock will be exchanged for cash and shares of FYI's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of FYI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The Company is under common control of two stockholders. All significant intercompany transactions have been eliminated in combination.

     Mobile Information Services (MIS) reported on a June 30, 1992 year-end prior to 1993; as such its accounts for the year ended June 30, 1992 have been combined with the accounts of Mobile Microfilming Corporation as of December 31, 1992. The results of MIS's operations for the six months ended December 31, 1992 have been reflected as an adjustment to retained earnings. Unaudited revenue and net income were approximately $656,000 and $29,000, respectively.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the asset's useful life or lease term.

  Inventories

     Inventories are valued at the lower of cost (first-in, first-out) or market.

  Intangible and Other Long-Lived Assets

     The customer list is being amortized over a 15-year period, and the covenant not to compete is being amortized over the term of the agreement.

     The Company continually evaluates whether events and circumstances indicate the remaining estimated useful life of intangibles and long-lived assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, the Company uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121: Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain

                    IMAGENT CORPORATION AND RELATED COMPANY
identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have any material effect on the combined financial statements. The Company will adopt SFAS 121 in 1996.

  Revenue Recognition

     Revenue is recognized when services are rendered, or products are shipped, to the Company's customers.

  Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of trade accounts receivable. The Company's customers are concentrated in the mid-Atlantic states and the primary customers are governmental and financial institutions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

     An agency of the federal government accounted for 14% and 17% of its revenues for the years ended December 31, 1994 and 1995, respectively. The Company did not have sales to this customer prior to 1994.

  Income Taxes

     The Company is an S corporation for income tax purposes and, accordingly, any income tax liabilities are the responsibility of the stockholders. The Company's S corporation status will terminate with the effective date of the Merger discussed in Note 1.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                ESTIMATED             DECEMBER 31,
                                               USEFUL LIVES    --------------------------
                                                 (YEARS)          1994           1995
                                               ------------    -----------    -----------
Vehicles.....................................     5            $   249,165    $   188,826
Leasehold improvements.......................     10               327,320        348,658
Machinery and equipment......................    5-15            1,250,409      1,385,076
Furniture and fixtures.......................    5-15               21,589         49,288
Office equipment.............................    5-15              224,787        258,183
                                                 ----          -----------    -----------
                                                                 2,073,270      2,230,031
Less -- Accumulated depreciation and
  amortization...............................                    1,037,454      1,261,868
                                                               -----------    -----------
                                                               $ 1,035,816    $   968,163
                                                               ===========    ===========

4.  INTANGIBLE ASSETS:

     Other noncurrent assets consist of the following at December 31, 1994 and 1995:

                                                                1994          1995
                                                              --------      --------
Customer list...............................................  $802,433      $802,433
Covenant not to compete.....................................    50,000        50,000
                                                              --------      --------
                                                               852,433       852,433
Less -- Accumulated amortization............................    17,935        82,481
                                                              --------      --------
                                                              $834,498      $769,952
                                                              ========      ========

                    IMAGENT CORPORATION AND RELATED COMPANY

     The Company entered into an agreement on October 5, 1994 with Micrographic Sciences, Inc. The Company purchased Micrographic Sciences Inc.'s customer list and received a three-year covenant not to compete.

     The purchase price was 100% of the processing sales plus 50% of the microfilm sales between April 1, 1994, and March 31, 1995. The ultimate purchase price of the customer list and the covenant not to compete was established as $852,433.

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
Accounts payable............................................  $  831,072    $  871,345
Accrued payroll and related benefits........................     143,510       176,825
Accrued expenses............................................     123,885        49,685
                                                              ----------    ----------
                                                              $1,098,467    $1,097,855
                                                              ==========    ==========

6.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following at December 31, 1994 and 1995:

                                                                1994          1995
                                                              --------      --------
Noninterest-bearing note payable to Micrographics Sciences,
  due on February 1, 1996...................................  $414,347      $194,347
Less -- Current maturities..................................   220,000       194,347
                                                              --------      --------
Long-term obligations, net of current maturities............  $194,347      $     --
                                                              ========      ========

     The Company has established a line of credit facility with a financial institution. The line of credit is secured by the Company's accounts receivable and inventory. This line of credit allows the Company to borrow up to $500,000 at an interest rate equal to prime. At December 31, 1995, $500,000 of borrowing capacity was available.

7.  OPERATING LEASES:

     The Company leases its office buildings. Lease payments for the years ended December 31, 1993, 1994 and 1995, totaled $235,435, $246,816 and $230,369, respectively. Minimum future lease payments under operating leases as of December 31, 1995, for each of the next five years and in the aggregate are as follows:

1996........................................................  $223,152
1997........................................................   219,738
1998........................................................   120,342
1999........................................................        --
2000........................................................        --
Thereafter..................................................        --
                                                              --------
          Total.............................................  $563,232
                                                              ========

                    IMAGENT CORPORATION AND RELATED COMPANY

8.  EMPLOYEE BENEFIT PLAN:

     Effective January 1, 1991, the Company adopted a profit sharing plan to provide for contributions made under salary deferral agreements pursuant to the Internal Revenue Code. All employees shall be eligible to enter the plan if they are at least 21 years of age and have at least one year of service.

     All deferred compensation and company contributions are placed in a trust to be held and invested by the trustee. The profit sharing expense was $16,195, $19,325, and $20,875 for the years ended December 31, 1993, 1994, and 1995, respectively.

9.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for workers' compensation and unemployment incurred in connection with its operations. Management believes none of these actions will have a material adverse effect on the combined financial positions or combined results of operations of the Company.

10.  COMMON STOCK:

     Common stock at December 31, 1994 and 1995 consists of the following:

                                                                  SHARES
                                                    PAR     -------------------    ASSIGNED
                                                   VALUE    AUTHORIZED   ISSUED     VALUE
                                                   -----    ----------   ------    --------
Imagent Corporation --
  Preferred Stock................................  $500          50        --      $    --
  Class A Common Stock...........................    10       5,000       200        2,000
  Class B Common Stock...........................    10       2,500       200        2,000
Mobile Information Services......................  None         100       100       16,773
                                                              -----       ---      -------
                                                              7,650       500      $20,773
                                                              =====       ===      =======

11.  PRO FORMA NET INCOME (UNAUDITED):

     Selling, general and administrative expenses for the periods presented reflect compensation and related benefits that owners and certain key employees received during the periods. These owners and key employees have agreed to certain reductions in salaries and benefits in connection with the Merger.

     In connection with the merger, each stockholder has entered into a three-year employment agreement with FYI which provides for set base salary, participation in any FYI incentive bonus plans, four weeks paid vacation, a car allowance, health benefits, and a two year covenant-not-to-compete following termination of such person's employment. The stockholders' employment agreements provide for an aggregate base salary of $250,000.

     The unaudited pro forma data present compensation at the level the officers and owners of the Company have agreed to receive subsequent to the Offering. In addition, the following pro forma data present the provision for income taxes as if the Company had been subject to federal and state income taxes and adjusted for the impact of the compensation differential discussed above.

                    IMAGENT CORPORATION AND RELATED COMPANY

12.  SUBSEQUENT EVENTS:

     On January 26, 1996, the Company was acquired by FYI. In conjunction with the Merger, the Company will dividend cash and accounts receivable to its stockholders in the amount of $2,750,000, which represents the AAA accounts of the Company's stockholders. In addition, the Company could make an additional distribution corresponding to the increase in net stockholders' equity from June 30, 1995 to November 30, 1995, not to exceed $400,000. The $400,000 available for the additional distribution was distributed prior to December 31, 1995. Had the $2,750,000 transaction been recorded at December 31, 1995, the effect on the accompanying balance sheet would be a decrease in total assets and stockholders' equity of $2,750,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Melanson and Associates, Inc.:

     We have audited the accompanying combined balance sheets of Melanson and Associates, Inc. (a California corporation) and Related Company as of December 31, 1994 and 1995, and the related combined statements of operations, stockholders' equity, and cash flows for each of the years ended July 31, 1993, and December 31, 1994 and 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Melanson and Associates, Inc. and Related Company as of December 31, 1994 and 1995, and the combined results of their operations and their combined cash flows for each of the years ended July 31, 1993, and December 31, 1994 and 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
March 15, 1996

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

                            COMBINED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1994            1995
                                                              ------------    ------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  339,031      $  330,134
  Accounts receivable, less allowance of $87,912 and
     $78,247................................................    2,629,127       2,117,843
  Stockholder receivable....................................      641,547         310,634
  Deferred tax assets.......................................       10,179              --
  Prepaid and other current assets..........................        3,413          19,310
                                                               ----------      ----------
          Total current assets..............................    3,623,297       2,777,921
                                                               ----------      ----------
PROPERTY AND EQUIPMENT, net.................................    2,475,708       2,401,983
OTHER NONCURRENT ASSETS.....................................      120,514          16,830
                                                               ----------      ----------
          Total assets......................................   $6,219,519      $5,196,734
                                                               ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term obligations....................................   $  395,000      $  213,000
  Current maturities of long-term obligations...............       77,936          93,388
  Accounts payable and accrued liabilities..................    1,829,137       1,480,069
                                                               ----------      ----------
          Total current liabilities.........................    2,302,073       1,786,457
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES............    1,532,469       1,435,814
DEFERRED INCOME TAXES.......................................      187,473          70,473
                                                               ----------      ----------
          Total liabilities.................................    4,022,015       3,292,744
                                                               ----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, no par, authorized 75,000 shares, 556 shares
     issued and outstanding.................................        2,421           2,421
  Retained earnings.........................................    2,195,083       1,901,569
                                                               ----------      ----------
          Total stockholders' equity........................    2,197,504       1,903,990
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $6,219,519      $5,196,734
                                                               ==========      ==========

    The accompanying notes are an integral part of these combined financial statements.

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

                       COMBINED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED
                                                         --------------------------------------
                                                                             DECEMBER 31,
                                                          JULY 31,     ------------------------
                                                            1993          1994          1995
                                                         ----------    ----------    ----------
SERVICE REVENUE........................................  $8,738,476    $9,972,861    $9,874,336
COST OF SERVICES.......................................   5,650,307     6,311,498     6,942,566
DEPRECIATION...........................................     246,777       277,081       320,685
                                                         ----------    ----------    ----------
          Gross profit.................................   2,841,392     3,384,282     2,611,085
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES..........   2,453,307     2,619,401     2,394,867
                                                         ----------    ----------    ----------
          Operating income.............................     388,085       764,881       216,218
OTHER (INCOME) EXPENSE:
  Interest expense.....................................     120,203        87,751       112,068
  Interest income......................................        (786)         (814)      (36,467)
  Other (income) expense, net..........................      (4,974)      (81,576)      (53,417)
                                                         ----------    ----------    ----------
INCOME BEFORE INCOME TAXES.............................     273,642       759,520       194,034
PROVISION (BENEFIT) FOR INCOME TAXES...................      88,289       183,146        (7,263)
                                                         ----------    ----------    ----------
          Net income...................................  $  185,353    $  576,374    $  201,297
                                                         ==========    ==========    ==========
PRO FORMA DATA (Unaudited -- See Note 13):
HISTORICAL NET INCOME..................................  $  185,353    $  576,374    $  201,297
PRO FORMA COMPENSATION DIFFERENTIAL....................     994,667     1,029,133       936,717
PRO FORMA PROVISION FOR INCOME TAXES...................     449,444       487,013       453,994
                                                         ----------    ----------    ----------
PRO FORMA NET INCOME...................................  $  730,576    $1,118,494    $  684,020
                                                         ==========    ==========    ==========

    The accompanying notes are an integral part of these combined financial statements.

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     COMMON STOCK                        TOTAL
                                                   ----------------     RETAINED     STOCKHOLDERS'
                                                   SHARES    AMOUNT     EARNINGS        EQUITY
                                                   ------    ------    ----------    -------------
BALANCE, July 31, 1992...........................   556      $2,421    $1,653,924     $1,656,345
  Dividends declared.............................    --          --      (201,511)      (201,511)
  Net income.....................................    --          --       185,353        185,353
                                                    ---      ------    ----------     ----------
BALANCE, July 31, 1993...........................   556       2,421     1,637,766      1,640,187
  Net income for the period August 1, 1993, to
     December 31, 1993...........................    --          --       229,428        229,428
                                                    ---      ------    ----------     ----------
BALANCE, December 31, 1993.......................   556       2,421     1,867,194      1,869,615
  Dividends declared.............................    --          --      (248,485)      (248,485)
  Net income.....................................    --          --       576,374        576,374
                                                    ---      ------    ----------     ----------
BALANCE, December 31, 1994.......................   556       2,421     2,195,083      2,197,504
  Dividends declared.............................    --          --      (494,811)      (494,811)
  Net income.....................................    --          --       201,297        201,297
                                                    ---      ------    ----------     ----------
BALANCE, December 31, 1995.......................   556      $2,421    $1,901,569     $1,903,990
                                                    ===      ======    ==========     ==========

    The accompanying notes are an integral part of these combined financial statements.

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED
                                                             -----------------------------------
                                                                               DECEMBER 31,
                                                              JULY 31,     ---------------------
                                                                1993         1994        1995
                                                             -----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $   185,353   $ 576,374   $ 201,297
  Adjustments to reconcile net income to net cash provided
     by operating activities-
     Depreciation..........................................      246,777     277,081     320,685
     Deferred tax benefit..................................      (41,177)   (526,790)   (106,821)
     Loss (gain) on disposal of assets.....................           --     (18,635)        516
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Accounts receivable, net.........................       81,802      84,111     511,284
          Stockholder receivable...........................           --    (271,921)    330,913
          Prepaid and other current assets.................       21,062    (147,004)     87,787
       Increase (decrease) in --
          Accounts payable and accrued liabilities.........      284,748     547,727    (349,068)
                                                             -----------   ---------   ---------
            Net cash provided by operating activities......      778,565     520,943     996,593
                                                             -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment, net.................     (326,466)   (580,398)   (291,691)
  Proceeds from sales of property..........................           --     203,068      44,215
                                                             -----------   ---------   ---------
            Net cash used in investing activities..........     (326,466)   (377,330)   (247,476)
                                                             -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on short-term obligations.............     (220,512)   (288,124)   (250,000)
  Proceeds from short-term borrowings......................      158,124     525,000      68,000
  Principal payments on long-term obligations..............   (1,246,603)    (80,507)    (81,203)
  Proceeds from long-term borrowings.......................    1,425,000          --          --
  Payment of dividends.....................................     (201,511)   (248,485)   (494,811)
                                                             -----------   ---------   ---------
            Net cash used in financing activities..........      (85,502)    (92,116)   (758,014)
                                                             -----------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......      366,597      51,497      (8,897)
ADJUSTMENT TO CONFORM FISCAL YEAR-END TO A CALENDAR YEAR...           --    (103,689)         --
CASH AND CASH EQUIVALENTS, at beginning of period..........       24,626     391,223     339,031
                                                             -----------   ---------   ---------
CASH AND CASH EQUIVALENTS, at end of period................  $   391,223   $ 339,031   $ 330,134
                                                             ===========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for --
     Interest..............................................  $   120,203   $  87,751   $ 112,068
     Income taxes..........................................  $    33,914   $  52,500   $ 257,876

    The accompanying notes are an integral part of these combined financial statements.

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     The accompanying combined financial statements include the accounts of Melanson and Associates, Inc. (dba Researchers) and Bay Area Micrographics ("BAM" -- or the "Related Company") (a sole proprietorship) (collectively the "Company"). The Company provides photocopying, microfilming, and electronic imaging of document services to its customers from its offices in California.

     In October 1995, the Company and its stockholders entered into a definitive agreement with F.Y.I. Incorporated ("FYI") pursuant to which the Company will merge with FYI (the "Merger"). All outstanding shares of the Company's common stock and the ownership of the sole proprietorship will be exchanged for cash and shares of FYI's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of FYI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The Company is under common control. All significant intercompany transactions have been eliminated in combination.

  Fiscal Year-Ends

     BAM has a December 31 year-end. Researchers has a July 31 year-end. The accounts and results of BAM, using a December 31 year-end, have been combined with the July 31 year-end accounts and results of Researchers in the accompanying combined financial statements for 1993. Researcher's accounts and results for 1994 and 1995 have been recast to a December 31 year-end. Researcher's net income for the five-month period August 1, 1993 to December 31, 1993 was $229,428.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the accelerated and straight-line methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the asset's useful life or the lease term.

  Other Long-Lived Assets

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have any material effect on the combined financial statements. The Company will adopt SFAS 121 in 1996.

  Income Taxes

     Researchers is a C corporation. BAM is a sole proprietorship for income tax purposes and, accordingly, any income tax liabilities are the responsibility of the owner. For purposes of these combined financial

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY statements, no federal and state income taxes have been provided for BAM. BAM's sole proprietorship status will terminate with the effective date of the Merger discussed in Note 1.

     Deferred income taxes for Researchers are provided for timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, deferred contract revenues being taxed when billed and various accruals and reserves being deductible for tax purposes in different periods.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of trade accounts receivable. The Company's customers are concentrated in the Western states and the primary customers are legal institutions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                ESTIMATED
                                               USEFUL LIVES    DECEMBER 31,    DECEMBER 31,
                                                 (YEARS)           1994            1995
                                               ------------    ------------    ------------
Land.........................................                  $   412,500     $   412,500
Building and improvements....................   15-31            1,289,327       1,289,327
Machinery and equipment......................     7              1,310,220       1,351,255
Leasehold improvements.......................    5-7               107,621         107,621
Computer equipment...........................    5-7               606,702         804,314
Autos and aircraft...........................    5-7               229,289         244,809
Furniture and fixtures.......................     7                 40,055          42,208
                                                               -----------     -----------
                                                                 3,995,714       4,252,034
Less -- Accumulated depreciation.............                    1,520,006       1,850,051
                                                               -----------     -----------
                                                               $ 2,475,708     $ 2,401,983
                                                               ===========     ===========

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1994            1995
                                                             ------------    ------------
Accounts payable...........................................   $  414,073      $  527,643
Sales tax payable..........................................       76,435          77,961
Income taxes payable.......................................      846,248         687,933
Accrued compensation and benefits..........................      273,139         180,837
Other accrued liabilities..................................      219,242           5,695
                                                              ----------      ----------
          Total accounts payable and accrued liabilities...   $1,829,137      $1,480,069
                                                              ==========      ==========

5.  SHORT-TERM OBLIGATIONS:

     The Company has a $425,000 line of credit with interest payable at prime plus 1.5% (7.5% and 10% at December 31, 1994 and 1995) on the outstanding principal balance. The line of credit, which expires in

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

October 1996, is guaranteed by the principal stockholder. The Company had draws outstanding of $395,000 and $213,000 at December 31, 1994 and 1995.

6.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1994            1995
                                                             ------------    ------------
Mortgage payable -- bank, monthly payment of $3,981 through
  July 1993, $4,771 from August 1993, to July 1994, and
  $4,694 through maturity date of July 2003; payment
  includes principal and interest of 9.45% and 9.25%,
  respectively; secured by deed of trust on real
  property. ...............................................   $  564,851      $  560,716
Note payable -- bank, monthly principal of $1,650 plus
  interest at prime plus 1.75% (9.25% and 10.5% at December
  31, 1994 and 1995, respectively) and a maturity date of
  September 15, 1998.......................................       74,250          54,450
Note payable -- bank, monthly principal of $1,667 plus
  interest at prime plus 1.5% (9.0% and 10.25% at December
  31, 1994 and 1995, respectively) and a maturity date of
  October 15, 1999.........................................       96,667          76,667
Note payable -- bank, monthly payment of $5,456 through
  maturity of November 2025; payment includes principal
  plus interest at 8%, secured by deed of trust on real
  property.................................................      738,094         739,498
Note payable -- bank, monthly principal of $1,667 plus
  interest at prime plus 1.75% (9.25% and 10.5% at December
  31, 1994 and 1995, respectively) and a maturity date of
  September 15, 1997, guaranteed by the principal
  stockholder..............................................       55,000          35,000
Note payable -- Xerox, monthly payment of $748, payment
  includes principal and interest at 15.5% and a maturity
  date of November 1999....................................       44,872          33,287
Note payable -- bank, monthly payment of $768; payment
  includes principal plus interest at 8.5%; maturity dates
  of November 1998.........................................       36,671          29,584
                                                              ----------      ----------
          Total obligation.................................    1,610,405       1,529,202
Less -- Current maturities.................................       77,936          93,388
                                                              ----------      ----------
                                                              $1,532,469      $1,435,814
                                                              ==========      ==========

     As of December 31, 1994 and 1995, the Company has complied with all loan covenants.

     As of December 31, 1995, the aggregate amounts of annual principal maturities of long-term debt are as follows:

1996........................................................  $   93,388
1997........................................................      88,095
1998........................................................      68,915
1999........................................................      39,660
2000........................................................      17,532
Thereafter..................................................   1,221,612
                                                              ----------
          Total.............................................  $1,529,202
                                                              ==========

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

7.  LEASE COMMITMENTS AND RELATED-PARTY TRANSACTIONS:

     The Company leases office facilities in Sacramento and San Francisco, California, and certain equipment from the Company's principal shareholder. The Company also leases office facilities in Los Angeles and San Jose, California from third parties. The leases provide for lease terms on a month to month basis as well as over five to ten year periods commencing on August 1, 1991 through July 31, 2001, with monthly lease payments of $1,950 to $8,500. The lease agreements provide that the Company pay all related taxes and insurance. The total lease expense for the years ended July 31, 1993 and December 31, 1994 and 1995 totaled approximately $373,000, $429,000 and $520,000, respectively, including total lease payments to the Company's principal shareholder of approximately $187,000, $177,000 and $242,000, respectively. Minimum future lease payments under operating leases as of December 31, 1995 for each of the next five years and in the aggregate are as follows:

1996........................................................  $  368,886
1997........................................................     284,400
1998........................................................     284,400
1999........................................................     284,400
2000........................................................     273,300
Thereafter..................................................     828,000
                                                              ----------
          Total.............................................  $2,323,386
                                                              ==========

8.  EMPLOYEE BENEFIT PLAN:

     On January 1, 1993, the Company adopted a qualified 401(k) plan covering substantially all eligible employees who meet certain age and length of service requirements. The plan allows for employee and employer contributions. The plan also requires an employer matching contribution unless changed in writing by the employer. Employer contributions charged to operations for the years ended July 31, 1993 and December 31, 1994 and 1995 were approximately $0, $15,000, and $17,172, respectively.

     The Company offers no post-retirement or post-employment benefits.

9.  INCOME TAXES:

     The following income tax information for Researchers is presented in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). This statement provides for a liability approach to accounting for income taxes.

     Federal and state income taxes are as follows:

                                                               YEAR ENDED
                                                    ---------------------------------
                                                                    DECEMBER 31,
                                                    JULY 31,    ---------------------
                                                      1993        1994         1995
                                                    --------    ---------    --------
Federal --
  Current.........................................  $ 98,578    $ 551,458    $ 76,491
  Deferred........................................   (34,605)    (419,015)    (82,071)
State --
  Current.........................................    30,888      158,478      23,067
  Deferred........................................    (6,572)    (107,775)    (24,750)
                                                    --------    ---------    --------
                                                    $ 88,289    $ 183,146    $ (7,263)
                                                    ========    =========    ========

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                                               YEAR ENDED
                                                    ---------------------------------
                                                                    DECEMBER 31,
                                                    JULY 31,    ---------------------
                                                      1993        1994         1995
                                                    --------    ---------    --------
Tax at statutory rate.............................  $ 93,038    $ 258,237    $ 65,971
Add (deduct) --
  State income taxes..............................    16,418       26,498      (1,110)
  Nondeductible expenses..........................     5,747           --          --
  Effect of sole partnership nontaxable income....   (26,914)    (101,589)    (72,124)
                                                    --------    ---------    --------
                                                    $ 88,289    $ 183,146    $ (7,263)
                                                    ========    =========    ========

     The components of deferred income tax liabilities and assets are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
Deferred income tax liabilities --
  Property and equipment....................................    $ 63,171      $ 73,175
  Accrual to cash differences, net..........................     361,747       176,370
                                                                --------      --------
          Total deferred income tax liabilities.............     424,918       249,545
Deferred income tax assets --
  Allowance for doubtful accounts...........................      35,286        31,408
  Accrued expenses..........................................     212,338       147,664
                                                                --------      --------
          Total deferred income tax assets..................     247,624       179,072
                                                                --------      --------
          Total net deferred income tax liabilities.........    $177,294      $ 70,473
                                                                ========      ========

10.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for workers' compensation incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

  Employment Agreements

     The Company has employment agreements with certain personnel to pay specific amounts annually. The employment agreements provide for a total annual compensation amount of $595,500 to be disbursed to certain personnel of the Company in accordance with the terms of each employee's employment agreement.

11.  RELATED-PARTY TRANSACTION:

     The Company purchases digital coding services from Researchers LLC, an affiliated entity. The Company's principal shareholder has a controlling interest in Researchers LLC. During the years ended December 31, 1994 and 1995, the Company incurred expenses related to purchases and services of approximately $28,000 and $10,642 and had billings of approximately $3,500 and $40,377 to Researchers, LLC.

               MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY

     Stockholder receivable results from advances to the stockholder in excess of his earned salary and estimated bonus. Amounts are settled at year-end.

12.  SIGNIFICANT CUSTOMER:

     For the year ended July 31, 1993, the Company had one customer which accounted for approximately 11% of combined revenue. For the year ended December 31, 1994, the Company had two customers which accounted for approximately 13% and 11% of combined revenue. For the year ended December 31, 1995, the Company had two customers which each accounted for approximately 12% of combined revenue.

13.  PRO FORMA NET INCOME (UNAUDITED):

     Selling, general, and administrative expenses for the periods presented reflect compensation and related benefits that owners and certain key employees received during the periods. These owners and key employees have agreed to certain reductions in salaries and benefits in connection with the Merger.

     In connection with this merger, each stockholder has entered into a three year employment agreement with FYI which provides for set base salary, participation in any future FYI incentive bonus plans, four weeks paid vacation, a car allowance, health benefits and a two year covenant-not-to-compete following termination of such person's employment. The stockholders' employment agreements provide for an aggregate base salary of $250,000.

     The unaudited pro forma data present compensation at the level the officers and owners of the Company have agreed to receive subsequent to the Offering. In addition, the following pro forma data present the provision for income taxes as if the sole proprietorship had been subject to federal and state income taxes and adjusted for the impact of the compensation differential discussed above.

14.  SUBSEQUENT EVENTS:

     On January 26, 1996, the Company was acquired by FYI. In connection with the Merger, the Company will dividend land, building, and related improvements of $1,488,327 and the related mortgage payable of $1,300,224 to the principal stockholder. In addition, the Company will make a cash distribution of $250,000 prior to the closing of the Merger. Had these transactions been recorded at December 31, 1995, the effect on the accompanying balance sheet would be a decrease in assets of $1,738,327, liabilities of $1,300,224 and stockholders' equity of $438,103.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Recordex Services, Inc.:

     We have audited the accompanying balance sheet of Recordex Services, Inc. (a wholly owned subsidiary of Paragon Management Group, Inc.) as of December 31, 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Recordex Services, Inc. for the years ended December 31, 1994 and 1993, were audited by other auditors whose report dated September 15, 1995, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recordex Services, Inc. (a wholly owned subsidiary of Paragon Management Group, Inc.) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
March 15, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Recordex Services, Inc.
Malvern, Pennsylvania

     We have audited the accompanying balance sheet of Recordex Services, Inc. (a wholly-owned subsidiary of Paragon Management Group, Inc.) as of December 31, 1994, and the related statements of operations, changes in stockholder's equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Recordex Services, Inc. (a wholly-owned subsidiary of Paragon Management Group, Inc.) as of December 31, 1994, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

                                          ELKO, FISCHER, McCABE & RUDMAN, LTD.
                                          Certified Public Accountants

Media, Pennsylvania
September 15, 1995

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
CURRENT ASSETS:
  Cash......................................................  $    2,538    $       --
  Accounts receivable, net of contractual allowances and
     provision for uncollectible accounts of $470,000 and
     $363,032...............................................   1,364,193     1,585,322
  Prepaid expenses and other assets.........................      34,280        74,007
  Deferred tax asset........................................      27,000       133,389
                                                              ----------    ----------
          Total current assets..............................   1,428,011     1,792,718
                                                              ----------    ----------
PROPERTY AND EQUIPMENT:
  Equipment.................................................     946,450     1,281,427
  Less accumulated depreciation.............................     442,077       683,875
                                                              ----------    ----------
          Net property and equipment........................     504,373       597,552
                                                              ----------    ----------
OTHER ASSETS:
  Security deposits.........................................      15,039        19,471
  Advances to parent........................................     721,328       816,335
                                                              ----------    ----------
          Total other assets................................     736,367       835,806
                                                              ----------    ----------
          Total assets......................................  $2,668,751    $3,226,076
                                                              ==========    ==========
CURRENT LIABILITIES:
  Line of credit............................................  $  142,527    $  250,000
  Accounts payable..........................................     325,718       960,568
  Accrued expenses..........................................     197,189       118,363
  Accrued payroll and payroll taxes.........................     195,052       282,442
  Retrieval fees payable....................................     425,699       127,989
  Income taxes payable......................................      44,750       125,480
  Current maturities --
     Capitalized lease obligations..........................      59,510       101,287
     Notes payable..........................................      86,249       105,125
                                                              ----------    ----------
          Total current liabilities.........................   1,476,694     2,071,254
                                                              ----------    ----------
LONG-TERM LIABILITIES:
  Less current maturities --
     Capitalized lease obligations..........................      89,844        89,468
     Notes payable..........................................     188,380        86,867
     Deferred income taxes..................................      41,600        48,200
                                                              ----------    ----------
          Total long-term liabilities.......................     319,824       224,535
                                                              ----------    ----------
          Total liabilities.................................   1,796,518     2,295,789
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES (NOTE 1)
STOCKHOLDER'S EQUITY:
  Common stock -- par value $1; 1,000 shares authorized,
     issued, and outstanding................................       1,000         1,000
Additional paid-in capital..................................     774,000       774,000
Retained earnings...........................................      97,233       155,287
                                                              ----------    ----------
          Total stockholder's equity........................     872,233       930,287
                                                              ----------    ----------
          Total liabilities and stockholder's equity........  $2,668,751    $3,226,076
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                            STATEMENTS OF OPERATIONS

                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            1993          1994          1995
                                                         ----------    ----------    ----------
NET SERVICE REVENUE....................................  $5,464,798    $6,825,633    $8,549,947
COSTS OF SERVICES......................................   3,076,365     4,165,625     5,233,447
DEPRECIATION...........................................     130,073       166,486       224,602
                                                         ----------    ----------    ----------
          Gross profit.................................   2,258,360     2,493,522     3,091,898
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES..........   2,185,239     2,368,242     2,923,065
                                                         ----------    ----------    ----------
          Operating income.............................      73,121       125,280       168,833
INTEREST EXPENSE.......................................      26,357        58,038        85,088
                                                         ----------    ----------    ----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE..........................      46,764        67,242        83,745
PROVISION FOR INCOME TAXES.............................      19,000        22,600        25,691
                                                         ----------    ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...      27,764        44,642        58,054
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME
  TAXES................................................     (17,500)           --            --
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   10,264    $   44,642    $   58,054
                                                         ==========    ==========    ==========
PRO FORMA DATA (Unaudited -- See Note 10):
HISTORICAL NET INCOME..................................  $   10,264    $   44,642    $   58,054
PRO FORMA COMPENSATION DIFFERENTIAL....................      94,696       109,710       207,666
PRO FORMA PROVISION FOR INCOME TAXES...................      38,475        36,873        82,941
                                                         ----------    ----------    ----------
PRO FORMA NET INCOME...................................  $   66,485    $  117,479    $  182,779
                                                         ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                             ADDITIONAL
                                                   COMMON     PAID-IN      RETAINED
                                                   STOCK      CAPITAL      EARNINGS     TOTAL
                                                   ------    ----------    --------    --------
BALANCE, December 31, 1992.......................  $1,000     $774,000     $ 42,327    $817,327
  Net income.....................................     --            --       10,264      10,264
                                                   ------     --------     --------    --------
BALANCE, December 31, 1993.......................  1,000       774,000       52,591     827,591
  Net income.....................................     --            --       44,642      44,642
                                                   ------     --------     --------    --------
BALANCE, December 31, 1994.......................  1,000       774,000       97,233     872,233
  Net income.....................................     --            --       58,054      58,054
                                                   ------     --------     --------    --------
BALANCE, December 31, 1995.......................  $1,000     $774,000     $155,287    $930,287
                                                   ======     ========     ========    ========

        The accompanying notes are an integral part of these statements.

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                     DECEMBER 31,
                                                          -----------------------------------
                                                            1993         1994         1995
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  10,264    $  44,642    $  58,054
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization......................    241,832      208,024      224,602
     Loss on investment.................................         --       16,667           --
     Deferred income taxes..............................     36,500      (21,900)     (99,789)
     (Increase) decrease in assets --
       Accounts receivable, net.........................    (62,820)    (398,111)    (221,129)
     Prepaid expenses and other assets..................     (8,097)       1,700      (39,727)
     Security deposits..................................      4,913       (5,614)      (4,432)
     Advances to parent.................................   (217,609)     (51,815)     (95,007)
     Increase (decrease) in liabilities --
       Accounts payable.................................    (32,192)      35,398      634,850
       Accrued expenses.................................    (17,332)      46,862      (78,826)
       Accrued payroll and payroll taxes................     68,824       63,893       87,390
       Retrieval fees...................................     20,509      214,220     (297,710)
       Income taxes payable.............................         --       44,750       80,730
                                                          ---------    ---------    ---------
          Total adjustments.............................     34,528      154,074      190,952
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     44,792      198,716      249,006
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....................    (94,923)     (86,703)    (186,779)
  Purchase of investment................................    (30,000)          --           --
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (124,923)     (86,703)    (186,779)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable.............................         --      (15,371)     (82,637)
  Borrowings on notes payable...........................    150,000           --           --
  Borrowings (payments) on line of credit...............    134,500       (1,973)     107,473
  Repayment of capital lease obligations................    (65,014)     (50,261)     (89,601)
  Advances to parent....................................   (134,500)     (46,725)          --
                                                          ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities..................................     84,986     (114,330)     (64,765)
                                                          ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH.........................      4,855       (2,317)      (2,538)
CASH, BEGINNING OF YEAR.................................         --        4,855        2,538
                                                          ---------    ---------    ---------
CASH, END OF YEAR.......................................  $   4,855    $   2,538    $      --
                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.........................................  $  26,357    $  58,038    $  85,088
NONCASH TRANSACTIONS:
  Equipment acquired through capital lease
     obligations........................................  $  26,397    $ 160,828    $ 131,002
  Sale of investment....................................         --       13,333           --

   The accompanying notes are an integral part of these financial statements.

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Organization

     On October 16, 1991, Paragon Management Group, Inc. (the "Parent"), acquired all of the issued and outstanding shares of common stock of Recordex Services, Inc. (the "Company"). Established in 1987, the Company is a supplier of computerized correspondence management systems to hospital medical records departments. The Company provides services to over 100 hospitals in 11 states.

     In October 1995, the Company, its Parent, and the shareholders of its Parent entered into a definitive agreement with F.Y.I. Incorporated (FYI), pursuant to which the Company will be acquired by FYI (the "Merger"). All outstanding shares of the Company will be exchanged for cash and shares of FYI Common Stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of FYI. (See Note 11.)

  Accounts Receivable

     The Company follows the reserve method of providing for doubtful accounts receivable.

  Transactions with Parent

     The Company pays management fees to its Parent for management, consulting, and other services. These costs are presented in selling, general, and administrative costs on the statement of operations.

     The Company pays certain expenses on behalf of its Parent including salaries, occupancy costs, and benefits. These payments are recorded as advances to Parent on the Company's books until the Company is reimbursed by the Parent. These advances are noninterest bearing obligations. (See Note 11.)

  Equipment

     Capital additions including assets acquired under capital leases are stated at cost. Maintenance, repairs, and minor renewals are charged to operations as incurred. Depreciation is provided over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. The estimated useful lives used for depreciation vary for financial reporting and tax purposes. The range of lives for equipment is three to five years for financial reporting purposes.

  Intangible and Other Long-Lived Assets

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have any effect on the financial statements. The Company will adopt SFAS 121 in 1996.

  Supplemental Cash Flow Information

     The Company purchased an investment for $30,000 in 1993. As of December 31, 1994, the Company had accepted an offer to have the investee buy back the investment for $13,333 and a $16,667 loss was recorded in the 1994 statement of operations. The Company did not receive the proceeds of the sale until January 1995, and a $13,333 receivable was presented as part of other current assets on the 1994 balance sheet.

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Income Taxes

     The Company and its Parent file a consolidated return for federal income tax purposes. The Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," on January 1, 1993 and 1993 statement of operations includes a cumulative effect adjustment of $17,500 to record a deferred tax liability.

     The Company provides for income taxes based on its share of the consolidated income tax expense in accordance with SFAS No. 109. The allocation is performed by treating the Company as if it were a separate taxpayer.

     Income taxes, after adopting SFAS No. 109, are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets, contractual allowances, and provision for uncollectible accounts and retrieval fees and accrued expenses for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

  Retrieval Fees Payable

     The Company pays retrieval fees to various healthcare organizations with which it has contracts. Those fees represent charges to the Company by the healthcare organization for each medical record retrieved from the organization's records department. Those fees are payable upon receipt of cash for the billing of the Company's services or upon the billing of its services, according to specific contract terms.

  Revenue Recognition

     Revenue is recognized when the service is rendered. Net service revenues is comprised of the following:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1993          1994          1995
                                                 ----------    ----------    ----------
Gross service revenue..........................  $6,034,321    $7,553,828    $9,240,603
Less -- Contractual allowances and provision
  for uncollectible accounts...................     569,523       728,195       690,656
                                                 ----------    ----------    ----------
          Net service revenue..................  $5,464,798    $6,825,633    $8,549,947
                                                 ==========    ==========    ==========

2.  LINE OF CREDIT:

     The Company has a line of credit agreement with a bank for $300,000. The interest rate on the line is the lending bank's prime rate plus 0.75% (10.5% and 10.25% at December 31, 1995 and 1994, respectively), payable monthly on outstanding borrowings. The line is secured by all assets of the Company and guarantees of the Parent and certain stockholders of the Parent. Payment of principal is due on demand and the line is reviewed annually by the bank.

     The outstanding borrowings on the line were $250,000 and $142,527 at December 31, 1995 and 1994, respectively. Interest expense on the line was $30,121, $26,829, and $15,387 for the years ended December 31, 1995, 1994, and
1993, respectively.

3.  TERM LOANS:

     In October 1993, the Company entered into an agreement with a bank whereby the outstanding balance on its line of credit of $150,000 was converted to a term loan. The term loan is payable in monthly installments

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of $4,167 plus interest at prime plus 1% (10.75% and 10.5% at December 31, 1995 and 1994, respectively) with the full balance due December 22, 1996. The balances at December 31, 1995 and 1994, were $41,658 and $95,829, respectively.

     In April 1994, the Company entered into a $50,000 term loan agreement with a bank. The loan is payable in monthly installments of $1,400 plus interest at the bank's prime rate plus 1% (10.75% and 10.5% at December 31, 1995 and 1994, respectively), maturing April 1, 1997. The balance at December 31, 1995 and 1994 were $22,000 and $38,800, respectively.

     On July 26, 1995, the Company converted $140,000 of the balance on its line of credit to a term loan. The term loan is payable in monthly installments of $3,889, plus interest of prime plus 1% (10.75% at December 31, 1995) with the full balance due June 30, 1998. Accordingly, the line of credit and notes payable balances have been adjusted at December 31, 1995, to reflect this transaction. The balance at December 31, 1995, was $128,334.

     The term loans are secured by all assets of the Company, its Parent, and guarantees of certain stockholders of the Parent.

     Aggregate annual maturities of the term loans at December 31, 1995, as adjusted for the conversion described above are as follows:

1996........................................................  $105,125
1997........................................................    51,867
1998........................................................    35,000
1999........................................................        --
2000........................................................        --
                                                              --------
          Total.............................................  $191,992
                                                              ========

     Interest expense on the term loans was $14,660, $14,395 and $37,500 for the years ended December 31, 1995, 1994 and 1993, respectively.

4.  CAPITALIZED LEASE OBLIGATIONS:

     The Company leases certain of its equipment under noncancelable leases which meet the capital lease criteria as defined by the Financial Accounting Standards Board in Statement No. 13. Accordingly, the present value of future minimum lease payments has been recorded as leased property under capital lease, net of depreciation, and obligations under capital lease. At December 31, 1995, the future minimum lease payments are as follows:

1996........................................................  $120,727
1997........................................................    83,163
1998........................................................     9,904
1999........................................................     1,744
2000........................................................     1,163
                                                              --------
          Total.............................................   216,701
Less -- Amounts representing interest.......................    25,946
                                                              --------
Net present value of minimum lease payments.................   190,755
Less -- Current portion.....................................   101,287
                                                              --------
Long-term obligation........................................  $ 89,468
                                                              ========

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Equipment purchased under capital leases included in the balance sheets is as follows at December 31:

                                                                1994        1995
                                                              --------    --------
Equipment...................................................  $202,711    $333,508
Less -- Accumulated depreciation............................    30,722      77,516
                                                              --------    --------
          Total.............................................  $171,989    $255,992
                                                              ========    ========

     Total interest expense on capital lease obligations for the years ended December 31, 1995, 1994, and 1993, was $40,307, $16,353, and $10,970,
respectively.

5.  INTANGIBLES:

     A covenant not to compete was incorporated in the stock purchase agreement for the Company dated October 16, 1991. The covenant provided for noncompetition by the seller and its affiliates directly or indirectly in the business conducted by the Company for a three-year period. Amortization was provided over the three-year period commencing October 16, 1991.

     The Company contracts with various healthcare organizations to provide services over a given time period. The value of these contracts was determined as of October 16, 1991, by an appraisal performed in conjunction with the stock purchase agreement. The contracts were amortized over their remaining lives commencing October 16, 1991.

     Both the covenant not to compete and the contracts are fully amortized at December 31, 1995.

6.  INCOME TAXES:

     The provision for taxes on income consists of the following:

                                                               DECEMBER 31,
                                                      -------------------------------
                                                       1993        1994        1995
                                                      -------    --------    --------
Currently payable:
  Federal...........................................  $    --    $ 32,200    $ 96,699
  State.............................................       --      12,300      28,781
                                                      -------    --------    --------
                                                           --      44,500     125,480
                                                      -------    --------    --------
Deferred:
  Federal...........................................   14,700     (16,900)    (79,455)
  State.............................................    4,300      (5,000)    (20,334)
                                                      -------    --------    --------
          Total.....................................  $19,000    $ 22,600    $ 25,691
                                                      =======    ========    ========

     Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to depreciation and contractual allowances and provision for uncollectible accounts. Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities.

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred income tax liabilities and assets are as follows:

                                                                   TAX EFFECTS
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1994         1995
                                                              ---------    --------
Deferred tax assets:
  Contractual allowances and provision for uncollectible
     accounts...............................................  $  96,000    $127,649
  Accrual of legal settlement...............................     11,000       5,740
                                                              ---------    --------
                                                                107,000     133,389
                                                              ---------    --------
Deferred tax liabilities:
  Retrieval fees and accrued expenses.......................    (80,000)         --
  Fixed assets and depreciation.............................    (41,600)    (48,200)
                                                              ---------    --------
                                                               (121,600)    (48,200)
                                                              ---------    --------
Total net deferred assets (liabilities).....................  $ (14,600)   $ 85,189
                                                              =========    ========

     The Company prospectively adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes," on January 1, 1993, and the 1993 statement of income includes a cumulative effect adjustment of $17,500 to record a deferred tax liability.

     The provision for income taxes differs from the tax at the statutory rate due to the following:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1993       1994       1995
                                                        -------    -------    -------
Income before income taxes and cumulative effect of
  accounting changes..................................  $46,764    $67,242    $83,745

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1993       1994       1995
                                                        -------    -------    -------
Taxes using federal statutory rates at 34%............  $15,900    $22,900    $28,473
State income taxes, net of the federal tax benefit....    2,800      4,000      5,568
Nondeductible travel and entertainment................      100      4,600      3,400
Effects of utilizing graduated tax rates for current
  provision...........................................       --     (8,700)   (11,750)
Other.................................................      200       (200)        --
                                                        -------    -------    -------
          Provision for income taxes..................  $19,000    $22,600    $25,691
                                                        =======    =======    =======

     For purposes of the consolidated federal tax return, the Parent has a net operating loss carryforward available to offset taxable income of the Company in 1994. The net operating loss carryforward will be fully utilized for the tax year 1994.

7.  401(k) PLAN:

     The Company has adopted a contributory 401(k) plan (the "Plan") as of September 1, 1993. The Plan allows employees to make elective contributions through salary reduction. The Plan allows for discretionary employer matching. Participation in the Plan is limited based on certain age and service requirements. The Company made no contribution to the Plan for the years ended December 31, 1995 and 1994.

8.  OPERATING LEASES:

     The Company leases office space under an operating lease which expires in 1998. The future minimum annual rental payments required under this operating lease as of December 31, 1995 are as follows:

                            RECORDEX SERVICES, INC.
         (A WHOLLY OWNED SUBSIDIARY OF PARAGON MANAGEMENT GROUP, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1996........................................................    $69,804
1997........................................................     69,804
1998........................................................     29,805

Rent expense charged against operations for the years ended December 31, 1995, 1994 and 1993 was $77,172, $55,173, and $47,175, respectively.

9.  COMMITMENTS AND CONTINGENCIES:

     The Company is from time to time, a party to litigation arising in the normal course of business, most which involves claims for workers' compensation incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial position or results of the operations of the Company.

10.  PRO FORMA NET INCOME (UNAUDITED):

     Selling, general, and administrative expenses for the periods presented reflect compensation and related benefits that owners and certain key employees received during the periods. These owners and key employees have agreed to certain reductions in salaries and benefits in connection with the Merger.

     In connection with the Merger, two of the Parent's stockholders have entered into a three year employment agreement with FYI which provides for set base salary, participation in any future FYI incentive bonus plans, four weeks, paid vacation, a car allowance, health benefits, and a two year covenant-not-to-compete following termination of such person's employment. The stockholders' employment agreements provide for an aggregate base salary of $300,000.

     The unaudited pro forma data presents compensation at the level the officers and owners of the Company have agreed to receive subsequent to the Offering. In addition, the pro forma data presents the incremental provision for income taxes for the impact of the compensation differential discussed above.

11.  SUBSEQUENT EVENTS:

     On January 26, 1996, the Company was acquired by FYI. In connection with the Merger, the Company assumed a note payable to the Parent's stockholders in the amount of $190,590 and distributed advances receivable from the Parent of $816,335. Had these transactions been recorded at December 31, 1995, the effect on the accompanying balance sheet would be an increase in liabilities of $190,590, a decrease in assets of $816,335 and a decrease in stockholders' equity of $1,006,925. (See Note 1.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Leonard Archives, Inc.:

     We have audited the accompanying balance sheets of Leonard Archives, Inc. (a Michigan corporation) as of December 31, 1994 and 1995, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leonard Archives, Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
March 15, 1996

                             LEONARD ARCHIVES, INC.

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1994          1995
                                                              ----------    ----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   36,190    $   13,414
  Accounts receivable, less allowance for doubtful accounts
     of $35,000 for each period.............................     901,459       888,352
  Accounts receivable -- affiliates.........................     280,033       259,236
  Accounts receivable -- officer and employees..............      14,189        67,043
  Prepaids and other current assets.........................     104,702       124,106
                                                              ----------    ----------
          Total current assets..............................   1,336,573     1,352,151
PROPERTY AND EQUIPMENT, net.................................   1,670,307     1,962,635
OTHER NONCURRENT ASSETS.....................................      14,275        16,775
                                                              ----------    ----------
          Total assets......................................  $3,021,155    $3,331,561
                                                              ==========    ==========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term obligations....................................  $  625,431    $  315,797
  Short-term obligations to stockholder.....................          --       500,000
  Current maturities of long-term obligations...............     219,823       707,241
  Accounts payable and accrued liabilities..................     846,065       662,379
  Unearned income...........................................     377,372       333,590
                                                              ----------    ----------
          Total current liabilities.........................   2,068,691     2,519,007
LONG-TERM OBLIGATIONS, net of current maturities............     664,926       723,603
LONG-TERM OBLIGATIONS TO AFFILIATES, net of current
  maturities................................................      42,484        19,326
                                                              ----------    ----------
          Total liabilities.................................   2,776,101     3,261,936
                                                              ----------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $10, 8,500 shares authorized,
     4,293 shares outstanding for all periods...............      42,930        42,930
  Retained earnings.........................................     202,124        26,695
                                                              ----------    ----------
          Total stockholders' equity........................     245,054        69,625
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $3,021,155    $3,331,561
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             LEONARD ARCHIVES, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1993          1994          1995
                                                         ----------    ----------    ----------
SERVICE REVENUE........................................  $4,372,109    $5,006,725    $5,858,023
COST OF SERVICES.......................................   2,395,102     3,135,573     3,136,965
DEPRECIATION...........................................     133,668       231,261       305,614
                                                         ----------    ----------    ----------
          Gross profit.................................   1,843,339     1,639,891     2,415,444
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES..........   1,543,994     1,576,865     1,627,377
                                                         ----------    ----------    ----------
          Operating income.............................     299,345        63,026       788,067
OTHER (INCOME) EXPENSE:
  Interest expense.....................................      74,354       114,894       144,155
  Interest income......................................     (14,657)      (18,653)      (18,320)
  Other (income) expense, net..........................       5,062       (44,161)        2,661
                                                         ----------    ----------    ----------
NET INCOME.............................................  $  234,586    $   10,946    $  659,571
                                                         ==========    ==========    ==========
PRO FORMA DATA (Unaudited -- See Note 11):
HISTORICAL NET INCOME..................................  $  234,586    $   10,946    $  659,571
PRO FORMA COMPENSATION DIFFERENTIAL....................     159,470        60,000       144,821
PRO FORMA PROVISION FOR INCOME TAXES...................     130,175        35,485       276,893
                                                         ----------    ----------    ----------
PRO FORMA NET INCOME...................................  $  263,881    $   35,461    $  527,499
                                                         ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             LEONARD ARCHIVES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     COMMON STOCK                        TOTAL
                                                   -----------------    RETAINED     STOCKHOLDERS'
                                                   SHARES    AMOUNT     EARNINGS        EQUITY
                                                   ------    -------    ---------    -------------
BALANCE, December 31, 1992.......................  4,293     $42,930    $ 145,492      $ 188,422
  Dividends declared.............................     --          --     (107,900)      (107,900)
  Net income.....................................     --          --      234,586        234,586
                                                   -----     -------    ---------      ---------
BALANCE, December 31, 1993.......................  4,293      42,930      272,178        315,108
  Dividends declared.............................     --          --      (81,000)       (81,000)
  Net income.....................................     --          --       10,946         10,946
                                                   -----     -------    ---------      ---------
BALANCE, December 31, 1994.......................  4,293      42,930      202,124        245,054
  Dividends declared.............................     --          --     (835,000)      (835,000)
  Net income.....................................     --          --      659,571        659,571
                                                   -----     -------    ---------      ---------
BALANCE, December 31, 1995.......................  4,293     $42,930    $  26,695      $  69,625
                                                   =====     =======    =========      =========

   The accompanying notes are an integral part of these financial statements.

                             LEONARD ARCHIVES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1993         1994          1995
                                                         ---------    ---------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income...........................................  $ 234,586    $  10,946    $   659,571
  Adjustments to reconcile net income to net cash
     provided by operating activities--
     Depreciation and amortization.....................    133,668      231,261        305,614
     Changes in operating assets and liabilities--
       (Increase) decrease in--
          Accounts receivable, net.....................   (209,273)    (183,387)       (18,950)
          Prepaid and other assets.....................    (13,578)      (5,796)       (21,904)
       Increase (decrease) in--
          Accounts payable and accrued liabilities.....    131,010      229,416       (183,686)
          Unearned income..............................     74,525       94,280        (43,782)
                                                         ---------    ---------    -----------
               Net cash provided by operating
                 activities............................    350,938      376,720        696,863
                                                         ---------    ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..................   (139,750)    (607,035)      (504,023)
                                                         ---------    ---------    -----------
               Net cash used in investing activities...   (139,750)    (607,035)      (504,023)
                                                         ---------    ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on short-term obligations.........         --      (79,434)    (1,546,196)
  Principal payments on long-term obligations..........   (118,084)    (127,115)      (170,982)
  Proceeds from short-term obligations.................     16,401      531,515      1,736,562
  Proceeds from long-term obligations..................         --           --        600,000
  Payment of dividends.................................   (107,900)     (81,000)      (835,000)
                                                         ---------    ---------    -----------
               Net cash provided by (used in) financing
                 activities............................   (209,583)     243,966       (215,616)
                                                         ---------    ---------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...      1,605       13,651        (22,776)
CASH AND CASH EQUIVALENTS, at beginning of period......     20,934       22,539         36,190
                                                         ---------    ---------    -----------
CASH AND CASH EQUIVALENTS, at end of period............  $  22,539    $  36,190    $    13,414
                                                         =========    =========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
     Interest..........................................  $  69,378    $ 102,951    $   136,029
NONCASH TRANSACTIONS:
  Equipment acquired through capital lease
     obligations.......................................  $  90,111    $ 149,500    $    93,919

   The accompanying notes are an integral part of these financial statements.

                             LEONARD ARCHIVES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     Leonard Archives, Inc. (the "Company") stores records, computer media and microfilm for all industries. The Company also provides document destruction as a complement to complete records management. The Company operates out of two Detroit facilities and three other facilities, in Ann Arbor and Farmington Hills, Michigan, and in Toledo, Ohio.

     In October 1995, the Company and its stockholder entered into a definitive agreement with F.Y.I. Incorporated ("FYI") pursuant to which the Company will merge with FYI (the "Merger"). All outstanding shares of the Company's common stock will be exchanged for cash and shares of FYI's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of FYI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Building improvements are depreciated over the lesser of the asset's useful life or the lease-term.

  Unearned Income

     Unearned income represents customer storage services which are billed in advance.

  Other Long-Lived Assets

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), which is establishing accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have any effect on the financial statements. The Company will adopt SFAS 121 in 1996.

  Revenue Recognition

     Revenue is recognized when the services are rendered.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of trade receivables.

     Trade receivables are primarily short-term receivables from clients located in Michigan and Ohio. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

                             LEONARD ARCHIVES, INC.

  Income Taxes

     The Company is an S corporation for income tax purposes and, accordingly, any income tax liabilities are the responsibility of the stockholder. The Company's S corporation status will terminate with the effective date of the Merger discussed in Note 1.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                ESTIMATED             DECEMBER 31,
                                               USEFUL LIVES    --------------------------
                                                 (YEARS)          1994           1995
                                               ------------    -----------    -----------
Land.........................................     NA           $     2,581    $     2,581
Building and building improvements...........    7-18              900,015        904,524
Warehouse and vault equipment................    5-15            1,306,586      1,696,107
Transportation equipment.....................    3-7                65,752         72,572
Equipment under capital leases...............     5                274,833        359,088
Office equipment.............................    5-7               236,280        327,851
Data disintegration equipment................     10               249,644        261,245
                                                               -----------    -----------
                                                                 3,035,691      3,623,968
Less -- Accumulated depreciation and
  amortization...............................                    1,365,384      1,661,333
                                                               -----------    -----------
                                                               $ 1,670,307    $ 1,962,635
                                                               ===========    ===========

     Accumulated depreciation of equipment under capital leases amounted to $72,587 and $125,137 at December 31, 1994 and 1995, respectively.

4.  SHORT-TERM OBLIGATIONS:

     Short-term obligations consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1994        1995
                                                              --------    --------
Bank demand note, expiring June 1999, interest at prime plus
  0.75% (9.25% at December 31, 1994), secured by accounts
  receivable and machinery and equipment....................  $118,621    $     --
Bank master equipment line of credit, each borrowing payable on demand and is termed-out over 36 equal monthly
  payments, accrued interest at prime plus 0.75% (9.25% at
  December 31, 1994), payable monthly, secured by accounts
  receivable and machinery and equipment....................   241,810          --
Bank working capital line of credit, payable on demand,
  accrued interest at prime plus 1.25% (9.75% at December
  31, 1995), secured by a first security interest in all
  accounts receivable, machinery, and equipment, and a
  personal guarantee by the stockholder ....................        --     315,797
Bank demand master equipment note, monthly payment of $5,000 plus accrued interest at prime plus 0.75% (9.25% at
  December 31, 1994), matures 1999, secured by accounts
  receivable and machinery and equipment....................   265,000          --
                                                              --------    --------
                                                              $625,431    $315,797
                                                              ========    ========

                             LEONARD ARCHIVES, INC.

     Short-term obligations to affiliates consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1994         1995
                                                              --------    ----------
Note payable -- stockholder, payable on demand, accrued
  interest at 8.75%, unsecured..............................  $     --    $  500,000

5.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1994         1995
                                                              --------    ----------
Mortgage payable -- bank, monthly payment of $8,500,
  including principal and interest at prime plus 0.75% (9%
  and 9.5% at December 31, 1994 and 1995, respectively),
  maturing October 1, 1996, secured by a first mortgage on
  the land, building, and certain equipment and guaranteed
  by the stockholder and a former stockholder...............  $561,644    $  503,529
Note payable -- Detroit Economic Growth Council, monthly
  payment of $1,353, including principal and interest at
  6.1%, maturing June 1, 1995, secured by certain assets of
  the Company and guaranteed by the stockholder and his
  wife......................................................     7,979            --
Mortgage payable -- bank, monthly payment of $7,978,
  including principal and interest at prime plus 1.25%
  (9.75% at December 31, 1995), maturing December 1, 2000,
  secured by a second mortgage on the land, building, and
  certain equipment and guaranteed by the stockholder. .....        --       600,000
Note payable -- bank, monthly payment of $517, including
  principal and interest at 12%, maturing May 1998, secured
  by automobile.............................................    17,310        12,895
Capital lease obligations -- interest rates ranging from 3%
  to 15.9%, maturing at dates from January 1996 to September
  2000......................................................   202,249       233,951
                                                              --------    ----------
          Total.............................................   789,182     1,350,375
Less -- Current maturities..................................   124,256       626,772
                                                              --------    ----------
                                                              $664,926    $  723,603
                                                              ========    ==========

     Long-term obligations to affiliates consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1994       1995
                                                              --------    -------
Note payable -- Leonard Investments, monthly payment of
  $1,185, including principal and interest at prime plus 1%
  (9.5% at December 31, 1994 and 1995), maturing in 1998,
  unsecured.................................................  $ 37,193    $26,157
Note payable -- Leonard Investments, monthly payment of
  $861, including principal and interest at prime plus 1%
  (9.5% at December 31, 1994 and 1995), maturing January
  1996, unsecured...........................................    31,691     14,471

                             LEONARD ARCHIVES, INC.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1994       1995
                                                              --------    -------
Note payable -- Leonard Investments, interest payable
  annually at prime plus 1% (9.5% and 8.75% at December 31,
  1994 and 1995, respectively), maturing January 1996,
  unsecured.................................................  $ 69,167    $59,167
                                                              --------    -------
          Total.............................................   138,051     99,795
Less -- Current maturities..................................    95,567     80,469
                                                              --------    -------
                                                              $ 42,484    $19,326
                                                              ========    =======

     The stockholder of the Company also has a personal note obligation which has as collateral substantially all of the assets of the Company. The security interests in these assets is subordinate to the security interest of the bank. Maturities for December 31, 1996, 1997, 1998, 1999, 2000, and thereafter are $707,241, $110,255, $115,257, $79,699, $437,718, and $0, respectively.

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1994        1995
                                                              --------    --------
Accounts payable............................................  $582,185    $409,972
Accrued compensation, benefits, and taxes...................   117,582     179,009
Other.......................................................   146,298      73,398
                                                              --------    --------
                                                              $846,065    $662,379
                                                              ========    ========

7.  LEASE OBLIGATIONS:

     The Company leases its buildings, transportation equipment, and office equipment under noncancelable lease agreements which expire at various dates. Minimum future lease payments under capital and operating leases as of December 31, 1995, are as follows:

                                                              CAPITAL     OPERATING
                                                               LEASES       LEASES
                                                              --------    ----------
1996........................................................  $100,136    $  459,882
1997........................................................    65,156       672,467
1998........................................................    66,179       657,903
1999........................................................    27,234       590,892
2000........................................................    10,840       475,280
Thereafter..................................................        --     2,355,520
                                                              --------    ----------
Total minimum lease payments................................   269,545    $5,211,944
                                                                          ==========
Less -- Amounts representing interest.......................    35,594
                                                              --------
Present value of net minimum lease payments.................   233,951
Less -- Current portion of obligations under capital
  leases....................................................    82,083
                                                              --------
Long-term portion of obligations under capital leases.......  $151,868
                                                              ========

     Rental expense for all operating leases was approximately $354,894, $569,762, and $531,735 for the years ended December 31, 1993, 1994 and 1995, respectively.

                             LEONARD ARCHIVES, INC.

8.  EMPLOYEE BENEFIT PLAN:

     In 1994, the Company adopted a discretionary retirement plan covering substantially all of its employees. Retirement expenses are funded through annual contributions to the plan. Expenses related to the plan were $15,982 and $24,227 for the years ended December 31, 1994 and 1995, respectively.

9.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for workers' compensation, unemployment, and property damage incurred in connection with its operations. Management believes none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

10.  RELATED-PARTY TRANSACTIONS:

     The Company leases its operating facilities in Toledo and Trumbull (Detroit) from Leonard Investments. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 1993, 1994 and 1995, were $127,000, $126,000, and $127,000, respectively. The Company is also borrowing funds from Leonard Investments as described in Note 5. Leonard Investments is a partnership owned by the stockholder and a former stockholder of the Company. The Ann Arbor facility is leased from a former stockholder. Rental expense for the Ann Arbor facility was $62,064 for the years ended December 31, 1993, 1994, and 1995.

     Accounts receivable -- affiliate represents amounts due from Accumed Billing, Inc. and Pathfinders, Inc. The sole stockholder of the Company and his relatives own a 78% interest in Accumed Billing, Inc. and a 33% interest in Pathfinders, Inc. The receivables relate primarily to employee services provided to Accumed Billing, Inc. and Pathfinders, Inc.

     Leonard has guaranteed a promissory note in the principal amount of approximately $636,000 as of December 31, 1995, with interest at 10%, payable in monthly installments in varying amounts through December 1, 2004. The promissory note is from the stockholder to the former joint owner in Leonard. Leonard's guarantee and security interest are subordinate to all other notes payable to the bank and the Detroit Economic Growth Council.

11.  PRO FORMA NET INCOME (UNAUDITED):

     Selling, general, and administrative expenses for the periods presented reflect compensation and related benefits that owners and certain key employees received during these periods. These owners and key employees have agreed to certain reductions in salaries and benefits in connection with the Merger.

     In connection with this merger, the stockholder has entered into a three year employment agreement with FYI which provides for set base salary, participation in any future FYI incentive bonus plans, four week paid vacation, a car allowance, health benefits, and a two year covenant-not-to-compete following termination of such person's employment. The stockholder's employment agreement provides for a $100,000 base salary.

     The unaudited pro forma data presents compensation at the level the officers and owners of the Company have agreed to receive subsequent to the Offering. In addition, the pro forma data presents the provision for income taxes as if the Company had been subject to federal and state income taxes and adjusted for the impact of the compensation differential discussed above.

                             LEONARD ARCHIVES, INC.

12.  SUBSEQUENT EVENTS:

     In October 1995, the Company and its stockholder entered into a definitive agreement to be acquired by FYI. This transaction was subsequently closed on January 26, 1996. In conjunction with this merger, prior to year-end, the Company distributed cash to its stockholder in the amount of $700,000 which represented the AAA account of the Company. In addition, the Company can make an additional distribution corresponding to the increase in net stockholders' equity from June 30, 1995 to November 30, 1995, not to exceed $75,000. The amount available for the additional distribution at December 31, 1995, is $75,000. Had these transactions been recorded at December 31, 1995, the effect on the accompanying balance sheet would be a decrease in total assets and a decrease in stockholder's equity of $75,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C.&T. Management Services, Inc.:

     We have audited the accompanying combined balance sheets of C.&T. Management Services, Inc. (a California corporation) and Related Company as of December 31, 1994 and 1995, and the related combined statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of C.&T. Management Services, Inc. and Related Company as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
March 15, 1996

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY

                            COMBINED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1994            1995
                                                              ------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   24,115      $   58,823
  Accounts receivable, less allowance of $44,265 and
     $19,286................................................      820,896         956,089
  Note receivable -- current................................       52,386         424,649
  Prepaid and other current assets..........................       34,259          36,748
                                                               ----------      ----------
          Total current assets..............................      931,656       1,476,309
PROPERTY AND EQUIPMENT, net.................................      221,773         257,716
NOTE RECEIVABLE, NET OF CURRENT PORTION.....................      429,219              --
OTHER NONCURRENT ASSETS, net................................       25,108          17,255
                                                               ----------      ----------
          Total assets......................................   $1,607,756      $1,751,280
                                                               ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Short-term obligations....................................   $  757,189      $  496,809
  Current maturities of long-term obligations...............       24,034          26,234
  Accounts payable and accrued liabilities..................      429,799         468,845
  Stockholder note payable -- current.......................      519,808         563,514
  Current portion of deferred income taxes..................       15,857          15,857
                                                               ----------      ----------
          Total current liabilities.........................    1,746,687       1,571,259
LONG-TERM OBLIGATIONS:
  Notes payable.............................................        6,221              --
  Stockholder note payables, net of current.................       35,126          19,969
                                                               ----------      ----------
     Total liabilities......................................    1,788,034       1,591,228
                                                               ----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $1 par value and no par (Note 12),
     authorized 125,000 shares, 3,100 shares issued and
     outstanding............................................        4,000           4,000
  Additional paid-in capital................................        1,285           1,285
  Retained (deficit) earnings...............................     (185,563)        154,767
                                                               ----------      ----------
          Total stockholders' equity (deficit)..............     (180,278)        160,052
                                                               ----------      ----------
          Total liabilities and stockholders' equity
            (deficit).......................................   $1,607,756      $1,751,280
                                                               ==========      ==========

    The accompanying notes are an integral part of these combined financial statements.

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY

                       COMBINED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1993          1994          1995
                                                         ----------    ----------    ----------
REVENUES...............................................  $5,804,738    $5,337,100    $5,369,412

COST OF SERVICES.......................................   4,001,734     3,975,161     3,560,791

DEPRECIATION EXPENSE...................................      66,999        52,797        53,007
                                                         ----------    ----------    ----------

          Gross profit.................................   1,736,005     1,309,142     1,755,614

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES..........   1,633,876     1,508,037     1,414,629
                                                         ----------    ----------    ----------

     Operating income (loss)...........................     102,129      (198,895)      340,985

OTHER (INCOME) EXPENSE:
  Interest expense.....................................      93,815       102,969       126,406
  Interest income......................................     (10,969)      (50,116)      (51,460)
  Other income, net....................................     (46,255)     (135,809)      (95,891)
                                                         ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES......................      65,538      (115,939)      361,930

PROVISION FOR INCOME TAXES.............................       1,600         1,600         1,600
                                                         ----------    ----------    ----------

          Net income (loss)............................  $   63,938    $ (117,539)   $  360,330
                                                         ==========    ==========    ==========

PRO FORMA DATA (Unaudited -- See Note 14):

HISTORICAL NET INCOME (LOSS)...........................  $   63,938    $ (117,539)   $  360,330

PRO FORMA COMPENSATION DIFFERENTIAL....................     224,187       177,531       171,383

PRO FORMA PROVISION FOR INCOME
  TAXES................................................     119,101        22,231       199,326
                                                         ----------    ----------    ----------

PRO FORMA NET INCOME...................................  $  169,024    $   37,761    $  332,387
                                                         ==========    ==========    ==========

    The accompanying notes are an integral part of these combined financial statements.

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY

             COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                            TOTAL
                                              COMMON STOCK     ADDITIONAL   RETAINED    STOCKHOLDERS'
                                             ---------------    PAID-IN     EARNINGS       EQUITY
                                             SHARES   AMOUNT    CAPITAL     (DEFICIT)     (DEFICIT)
                                             ------   ------   ----------   ---------   -------------
BALANCE, December 31, 1992.................  3,100     4,000      1,285      (131,962)     (126,677)
  Net income...............................     --        --         --        63,938        63,938
                                             -----    ------     ------     ---------     ---------
BALANCE, December 31, 1993.................  3,100     4,000      1,285       (68,024)      (62,739)
  Net loss.................................     --        --         --      (117,539)     (117,539)
                                             -----    ------     ------     ---------     ---------
BALANCE, December 31, 1994.................  3,100     4,000      1,285      (185,563)     (180,278)
  Dividend.................................     --        --         --       (20,000)      (20,000)
  Net income...............................     --        --         --       360,330       360,330
                                             -----    ------     ------     ---------     ---------
BALANCE, December 31, 1995.................  3,100    $4,000     $1,285     $ 154,767     $ 160,052
                                             =====    ======     ======     =========     =========

    The accompanying notes are an integral part of these combined financial statements.

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1993        1994        1995
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  63,938   $(117,539)  $ 360,330
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities --
     Depreciation/amortization..............................     66,999      52,797      53,007
     Gain on sale...........................................         --     (40,000)         --
     Deferred tax benefit...................................     (3,307)         --          --
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Accounts receivable, net..........................     74,750     (49,785)   (135,193)
          Prepaid and other assets..........................    (77,165)     39,161       5,364
       Increase (decrease) in --
          Accounts payable and accrued liabilities..........    (49,645)    107,135      39,046
                                                              ---------   ---------   ---------
               Net cash provided by (used in) operating
                 activities.................................     75,570      (8,231)    322,554
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Additions) dispositions of property and equipment........    (15,696)    (34,967)    (88,950)
                                                              ---------   ---------   ---------
               Net cash (used in) investing activities......    (15,696)    (34,967)    (88,950)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from line of credit..........................     25,000          --          --
  Principal payments on stockholder notes payable...........   (179,195)   (116,970)    (13,451)
  Proceeds from stockholder notes payable...................         --     310,000      42,000
  Principal payments on short-term obligations..............   (204,117)   (210,990)   (260,380)
  Principal payments on long-term obligations...............   (146,687)    (17,606)    (24,036)
  Proceeds from short-term borrowings.......................    253,352      11,162      20,015
  Principal collected on note receivable....................     14,157      78,092      56,956
  Issuance of note receivable...............................    (14,410)         --          --
  Dividends paid............................................         --          --     (20,000)
                                                              ---------   ---------   ---------
               Net cash provided by (used in) financing
                 activities.................................   (251,900)     53,688    (198,896)
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (192,026)     10,490      34,708
CASH AND CASH EQUIVALENTS, at beginning of year.............    205,651      13,625      24,115
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, at end of year...................  $  13,625   $  24,115   $  58,823
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for --
       Interest.............................................  $  92,397   $ 105,757   $ 128,192
       Taxes................................................      4,300       1,600       1,600
NONCASH TRANSACTIONS:
  Note receivable received in connection with sale of
     building...............................................  $ 550,000   $      --   $      --

    The accompanying notes are an integral part of these combined financial statements.

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     The accompanying combined financial statements include the accounts of C.&T. Management Services, Inc. (dba DPAS) and Qualidata, Inc. (dba The Mail House -- the "Related Company") (collectively the "Company"). The Company's principal business is providing data processing, information management, and bulk mailing services for its customers who are located primarily on the West Coast.

     The Company and its stockholders entered into a definitive agreement with F.Y.I. Incorporated ("FYI") pursuant to which the Company will merge with FYI (the "Merger"). All outstanding shares of the Company's common stock will be exchanged for cash and shares of FYI's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of FYI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The companies discussed in Note 1 are all under common control of two stockholders. All significant intercompany transactions have been eliminated in combination.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  Intangible and Other Long-Lived Assets

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 121: Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121) which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill. Adoption is required in financial statements for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS 121 to have any effect on the combined financial statements. The Company will adopt SFAS 121 in 1996.

  Revenue Recognition

     Revenue is recognized when services are rendered.

  Income Taxes

     The companies are S corporations for income tax purposes and, accordingly, any federal income tax liabilities are the responsibility of the stockholders. The Company's S corporation status will terminate with the effective date of the Merger discussed in Note 1.

  Reclassifications

     Certain prior year amounts have been reclassified to make their presentation consistent with the current year.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of trade accounts receivable. The Company's customers are concentrated in the Western United States and the primary

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY customers are state and public institutions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

3.  NOTES RECEIVABLE:

     Notes receivable consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1995        1994
                                                              --------    --------
Sunrise Mushroom -- interest rate at 12% with monthly
  principal and interest payments of $9,125, balloon payment due at maturity on January 16, 1996. The note is secured
  by a commercial building sold to Sunrise Mushroom by the
  Company in 1993...........................................  $480,000    $424,649
Other notes receivable, noninterest bearing.................     1,605          --
                                                              --------    --------
          Total notes receivable............................   481,605     424,649
Less -- Current portion.....................................    52,386     424,649
                                                              --------    --------
                                                              $429,219    $     --
                                                              ========    ========

     The Company sold a commercial building to Sunrise Mushroom on February 1, 1993, for $625,000, including $75,000 of cash and a note receivable of $550,000. The gain of $40,000 was deferred in 1993 and subsequently recognized in 1994 upon fulfillment of the requirements for gain recognition under SFAS No. 66, "Accounting for Sales of Real Estate."

     The Sunrise Mushroom note receivable was refinanced in January 1995 and is due in full on January 16, 1996 (see Note 15).

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                 ESTIMATED            DECEMBER 31,
                                                USEFUL LIVES    -------------------------
                                                  (YEARS)          1994          1995
                                                ------------    ----------    -----------
Autos and trucks..............................       5          $  198,794    $   198,794
Furniture and equipment.......................      5-10         1,754,905      1,842,360
                                                                ----------    -----------
                                                                 1,953,699      2,041,154
Less -- Accumulated depreciation..............                   1,731,926      1,783,438
                                                                ----------    -----------
                                                                $  221,773    $   257,716
                                                                ==========    ===========

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1994        1995
                                                              --------    --------
Accounts payable............................................  $282,972    $384,967
Sales tax payable...........................................    17,027      15,991
Other accrued liabilities...................................   114,766      59,498
Accrued compensation, benefits, and taxes...................    15,034       8,389
                                                              --------    --------
                                                              $429,799    $468,845
                                                              ========    ========

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY

6.  SHORT-TERM OBLIGATION:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1994        1995
                                                              --------    --------
Note payable -- bank; interest at the bank's index rate
  prime plus 1.0%; monthly payments of $10,000, 9.5% and
  10.75% at December 31, 1994 and 1995, maturing January 1,
  1998......................................................  $300,000    $252,724

Trust deed payable; interest at the Bank's index rate prime
  plus 1.5% (floor of 9.0%); monthly payments of $6,085;
  maturity January 15, 1998; at December 31, 1994 and 1995,
  the interest rate was 11% and 11.25% secured by first
  trust deed on commercial property.........................   197,189     144,085

Note payable -- bank; monthly principal of $8,333 plus
  interest at prime plus 2% and a maturity date of December
  1996; interest rate at December 31, 1994 and 1995, was
  10.5% and 10.75%; secured by non-real estate assets of the
  Company...................................................   200,000     100,000

Note payable -- bank; monthly principal of $5,000 plus
  interest at prime plus 2% and a maturity date of January
  1996; secured by non-real estate assets of the Company....    60,000          --
                                                              --------    --------
          Total.............................................  $757,189    $496,809
                                                              ========    ========

7.  LONG-TERM OBLIGATIONS:

     Long-term obligations consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1994       1995
                                                              -------    -------
Note payable -- EMC Corp.; interest rate at 14.658% with
  monthly payments of $1,004 and a maturity date of June,
  1996......................................................  $16,129    $ 5,772
Note payable -- bank; interest rate at 11.25% with monthly
  payments of $227 and a maturity date of February 1996;
  secured by 1990 Ford truck................................    2,964        447
Vendor notes payable........................................   11,162     20,015
                                                              -------    -------
          Total.............................................   30,255     26,234
Less -- Current maturities..................................   24,034     26,234
                                                              -------    -------
                                                              $ 6,221    $    --
                                                              =======    =======

     As of December 31, 1994 and 1995, the Company has complied with all loan covenants.

8.  OPERATING LEASES:

     The Company leases its office buildings, office equipment, and computer software under noncancelable lease agreements which expire at various dates. Lease payments for the years ended December 31, 1993, 1994,

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY and 1995, totaled approximately, $460,000, $455,000, and $293,000. Future minimum lease payments under operating leases as of December 31, 1995, for each of the next five years and in the aggregate are as follows:

1996........................................................  $  262,465
1997........................................................     266,917
1998........................................................     261,969
1999........................................................     245,081
2000........................................................     226,147
Thereafter..................................................     709,259
                                                              ----------
          Total.............................................  $1,971,838
                                                              ==========

9.  EMPLOYEE BENEFIT PLAN:

     The Company sponsors a profit sharing plan. Employees become eligible after one year of service to the Company. The employees are not allowed to make contributions to the plan; Company contributions are determined by the Board of Directors. The profit sharing plan expense was $19,392, $12,422, and $19,866 for 1993, 1994 and 1995, respectively.

     The Company offers no postretirement or postemployment benefits.

10.  INCOME TAXES:

     The Company has elected S corporation status under the Internal Revenue Code. In lieu of federal income taxes, the shareholder is taxed on the Company's taxable income. Therefore, no provision or liability for federal income tax has been included in the financial statements for the years ended December 31, 1993, 1994, and 1995. Due to the losses recorded in 1992 and 1994, only the California minimum corporate tax of $800 has been due. A deferred state tax liability exists primarily due to the cash basis method of reporting for income tax purposes. The deferred tax liability of $15,857 at December 31, 1994 and 1995, represents the 2.5% State of California corporate tax on the net temporary differences.

     State income taxes are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1993       1994      1995
                                                  -------    ------    ------
Current.........................................  $ 4,907    $1,600    $1,600
Deferred........................................   (3,307)       --        --
                                                  -------    ------    ------
                                                  $ 1,600    $1,600    $1,600
                                                  =======    ======    ======

11.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involve workers' compensation and unemployment claims incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

              C.&T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY

12.  COMMON STOCK:

     Common stock at December 31, 1994 and 1995, consists of the following:

                                                               SHARES
                                                      -------------------------
                                             PAR                    ISSUED AND     TOTAL
                                            VALUE     AUTHORIZED    OUTSTANDING    VALUE
                                            ------    ----------    -----------    ------
C&T Management Services, Inc..............  $1.00       25,000         3,000       $3,000
Qualidata, Inc. ..........................  No par     100,000           100        1,000
                                                       -------         -----       ------
                                                       125,000         3,100       $4,000
                                                       =======         =====       ======

13.  RELATED-PARTY TRANSACTIONS:

     A stockholder has advanced funds to the Company of $503,502 and $545,502 as of December 31, 1994 and 1995, respectively. The amounts advanced bear interest at a rate of 9% and are payable on demand.

     The Company has a 12% interest-bearing stockholder note payable totaling $51,432 and $37,981 at December 31, 1994 and 1995, that has monthly principal and interest payments of $1,800 and a maturity date of October 1997.

     The maturity for this obligation is as follows:

1996........................................................  $18,012
1997........................................................   19,969
                                                              -------
                                                              $37,981
                                                              =======

14.  PRO FORMA NET INCOME (UNAUDITED):

     Selling, general, and administrative expenses for the periods presented reflect compensation and related benefits that the owner and certain key employees received during the periods. The owner and key employees have agreed to certain reductions in salaries and benefits in connection with the Merger.

     In connection with the Merger, each stockholder has entered into a three-year employment agreement with FYI which provides for set base salary, participation in any future FYI incentive bonus plans, four week paid vacation, a car allowance, health benefits and a two year covenant-not-to-compete following termination of such person's employment. The stockholders' employment agreements provide for an aggregate base salary of $220,000.

     The unaudited pro forma data presents compensation at the level the officers and owner of the Company have agreed to receive subsequent to the Offering. In addition, the following pro forma data presents the provision for income taxes as if the Company had been subject to federal and state income taxes and adjusted for the impact of the compensation differential discussed above.

15.  SUBSEQUENT EVENTS:

     In October 1995, the Company and its stockholders entered into a definitive agreement to be acquired by FYI. This transaction was subsequently closed on January 26, 1996.

     In conjunction with the Merger, the Company will dividend to the stockholders, a note receivable totaling $424,649 and related mortgage note payable of $144,085. In addition, the Company will make a cash distribution of $250,000 prior to the closing of the merger of which $20,000 was distributed prior to year-end. Had these transactions been recorded at December 31, 1995, the effect on the accompanying balance sheet would be a decrease in total assets of $654,649, total liabilities of $144,085, and stockholders' equity of $510,564.

     In addition certain cash proceeds of the Offering will be used to repay the stockholder notes payable of $583,483.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Deliverex, Incorporated:

     We have audited the accompanying combined balance sheets of Deliverex, Incorporated (a California corporation) and Subsidiary and Related Company as of September 30, 1994, and December 31, 1995, and the related combined statements of operations, stockholders' equity, and cash flows for each of the years ended September 30, 1993 and 1994, and December 31, 1995. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Deliverex, Incorporated and Subsidiary and Related Company as of September 30, 1994 and December 31, 1995, and the combined results of their operations and their combined cash flows for each of the years ended September 30, 1993 and 1994, and December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
March 15, 1996

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

                            COMBINED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1994             1995
                                                              -------------    ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $120,948        $  210,444
  Accounts receivable.......................................     129,397           288,197
  Accounts receivable -- stockholder........................     314,731           314,731
  Deferred tax assets current...............................     112,030                --
  Prepaid and other current assets..........................       3,180             9,410
                                                                --------        ----------
          Total current assets..............................     680,286           822,782
PROPERTY AND EQUIPMENT, net.................................     172,675           172,926
ADVANCES TO OFFICER.........................................      73,403            73,403
OTHER NONCURRENT ASSETS, net................................      48,948            48,948
                                                                --------        ----------
          Total assets......................................    $975,312        $1,118,059
                                                                ========        ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term obligations....................................    $ 47,270        $   39,258
  Deferred tax liabilities..................................          --            10,964
  Current maturities of long-term obligations...............      27,564            22,098
  Accounts payable and accrued liabilities..................     250,614           196,725
                                                                --------        ----------
          Total current liabilities.........................     325,448           269,045
LONG-TERM OBLIGATIONS, net of current maturities............     430,318           403,263
OTHER LONG-TERM LIABILITIES.................................      49,728                --
                                                                --------        ----------
          Total liabilities.................................     805,494           672,308
                                                                --------        ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, no par, authorized 510,000 shares, 107,000
     shares issued..........................................       9,900             9,900
  Retained earnings.........................................     160,918           435,851
                                                                --------        ----------
                                                                 170,818           445,751
  Less -- Treasury stock, 10,000 shares in 1994, no par;
     $1,000 assigned value..................................       1,000                --
                                                                --------        ----------
          Total stockholders' equity........................     169,818           445,751
                                                                --------        ----------
          Total liabilities and stockholders' equity........    $975,312        $1,118,059
                                                                ========        ==========

    The accompanying notes are an integral part of these combined financial statements.

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

                       COMBINED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED
                                                        ----------------------------------------
                                                             SEPTEMBER 30,
                                                        ------------------------    DECEMBER 31,
                                                           1993          1994           1995
                                                        ----------    ----------    ------------
REVENUES:
  Service revenue.....................................  $2,321,024    $2,338,379     $2,555,394
  Other revenue.......................................     251,026       267,601        311,653
                                                        ----------    ----------     ----------
                                                         2,572,050     2,605,980      2,867,047
COST OF SERVICES......................................   1,647,265     1,684,738      1,643,271
DEPRECIATION..........................................      75,656        58,320         52,393
                                                        ----------    ----------     ----------
          Gross profit................................     849,129       862,922      1,171,383
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES.........     672,894       798,407        822,942
                                                        ----------    ----------     ----------
          Operating income............................     176,235        64,515        348,441
OTHER (INCOME) EXPENSE:
  Interest expense....................................      24,934        21,937         23,435
  Interest income.....................................        (140)         (135)        (3,614)
  Other (income) expense, net.........................        (592)       (9,112)        (1,665)
                                                        ----------    ----------     ----------
INCOME BEFORE INCOME TAXES............................     152,033        51,825        330,285
PROVISION (BENEFIT) FOR INCOME TAXES..................      51,846       (10,519)        99,529
                                                        ----------    ----------     ----------
          Net income..................................  $  100,187    $   62,344     $  230,756
                                                        ==========    ==========     ==========
PRO FORMA DATA (Unaudited -- see Note 13):
HISTORICAL NET INCOME.................................  $  100,187    $   62,344     $  230,756
PRO FORMA COMPENSATION DIFFERENTIAL...................      80,679       189,200        211,864
PRO FORMA PROVISION FOR INCOME TAXES..................      41,268        75,868        103,150
                                                        ----------    ----------     ----------
PRO FORMA NET INCOME..................................  $  139,598    $  175,676     $  339,470
                                                        ==========    ==========     ==========

    The accompanying notes are an integral part of these combined financial statements.

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON SHARES     RETAINED     TREASURY STOCK      TREASURY        TOTAL
                                      ----------------   EARNINGS    -----------------     STOCK      STOCKHOLDERS'
                                      SHARES    AMOUNT   (DEFICIT)   SHARES    AMOUNT    SUBSCRIBED      EQUITY
                                      -------   ------   ---------   -------   -------   ----------   -------------
BALANCE, September 30, 1992.........  107,000   $9,900    $ (1,613)   10,000   $(1,000)   $    --       $  7,287
  Net income........................       --       --     100,187        --        --         --        100,187
                                      -------   ------    --------   -------   -------    -------       --------
BALANCE, September 30, 1993.........  107,000    9,900      98,574    10,000    (1,000)        --        107,474
  Net income........................       --       --      62,344        --        --         --         62,344
                                      -------   ------    --------   -------   -------    -------       --------
BALANCE, September 30, 1994.........  107,000    9,900     160,918    10,000    (1,000)        --        169,818
  Treasury stock subscribed.........       --       --          --        --        --      1,000          1,000
  Net income -- October 1, 1994, to
    December 31, 1994...............       --       --      44,177        --        --         --         44,177
                                      -------   ------    --------   -------   -------    -------       --------
BALANCE, January 1, 1995............  107,000    9,900     205,095    10,000    (1,000)     1,000        214,995
  Reissuance of treasury stock......       --       --          --   (10,000)    1,000     (1,000)            --
  Net income........................       --       --     230,756        --        --         --        230,756
                                      -------   ------    --------   -------   -------    -------       --------
BALANCE, December 31, 1995..........  107,000   $9,900    $435,851        --   $    --    $    --       $445,751
                                      =======   ======    ========   =======   =======    =======       ========

    The accompanying notes are an integral part of these combined financial statements.

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED
                                                          -------------------------------------
                                                              SEPTEMBER 30,        DECEMBER 31,
                                                          ---------------------    ------------
                                                            1993         1994          1995
                                                          ---------    --------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $ 100,187    $ 62,344     $ 230,756
  Adjustments to reconcile net income to net cash
     provided by operating activities --
     Depreciation.......................................     75,656      58,320        52,393
     Deferred tax expense (benefit).....................     26,965      (8,396)      107,970
     Changes in operating assets and liabilities --
       (Increase) decrease in --
          Accounts receivable, net......................    (33,803)      8,711      (143,461)
          Prepaid expenses and other assets.............     16,001       1,138        (6,230)
       Increase (decrease) in --
          Accounts payable and accrued liabilities......   (157,655)     (8,998)      (48,277)
          Other liabilities.............................     77,641     (46,568)      (19,402)
                                                          ---------    --------     ---------
               Net cash provided by operating
                 activities.............................    104,992      66,551       173,749
                                                          ---------    --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment...................    (65,477)    (60,150)      (63,350)
  Decrease in notes receivable..........................    (40,193)     (4,575)           --
                                                          ---------    --------     ---------
               Net cash used in investing activities....   (105,670)    (64,725)      (63,350)
                                                          ---------    --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on short-term obligations..............         --      47,270        (6,674)
  Proceeds from long-term obligations...................     30,178       6,267            --
  Principal payments on long-term obligations...........    (47,121)    (35,274)      (21,964)
                                                          ---------    --------     ---------
               Net cash provided by (used in) financing
                 activities.............................    (16,943)     18,263       (28,638)
                                                          ---------    --------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....    (17,621)     20,089        81,761
ADJUSTMENT TO CONFORM FISCAL YEAR-END TO A CALENDAR
  YEAR-END..............................................         --          --         7,735
CASH AND CASH EQUIVALENTS,
  at beginning of period................................    118,480     100,859       120,948
                                                          ---------    --------     ---------
CASH AND CASH EQUIVALENTS,
  at end of period......................................  $ 100,859    $120,948     $ 210,444
                                                          =========    ========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for --
  Interest..............................................  $  24,934    $ 21,824     $  23,548
  Income taxes..........................................     12,813       9,496        24,934

    The accompanying notes are an integral part of these combined financial statements.

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     The accompanying combined financial statements include the accounts of Deliverex, Incorporated (DLX), its wholly owned subsidiary Peninsula Records Management, Inc. (PRM) and ASK Record Management, Inc. (ASK -- the "Related Company") (collectively the "Company"). The Company specializes in storing and managing active and inactive files for hospitals throughout the United States but has customers primarily located on the West Coast. The Company also has franchises that are located in San Francisco, Sacramento, Seattle, and Denver.

     In October 1995, the Company's stockholders entered into a definitive agreement with F.Y.I. Incorporated ("FYI") pursuant to which the Company will be acquired by FYI (the "Merger"). All outstanding shares of the Company's common stock will be exchanged for cash and shares of FYI's common stock concurrent with the consummation of the initial public offering (the "Offering") of the common stock of FYI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Presentation

     The companies referred to in Note 1 are all under common control. All significant intercompany transactions have been eliminated in combination.

  Fiscal Year-Ends

     ASK has a December 31 year-end. The accompanying combined financial statements reflect the accounts and results of ASK combined with the September 30 year-end accounts and results of DLX and PRM. DLX and PRM's net income for the period from October 1 through December 31, 1994, of $44,177 is reflected as an adjustment to retained earnings on the combined statement of stockholders' equity.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Receivable from Shareholder

     Receivable from shareholder represents advances made to the shareholder which are payable on demand and will be repaid as a result of the transaction discussed in Note 14.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the asset's useful life or the lease term.

  Franchise and License Agreements

     DLX has four franchise agreements and three licensee agreements. Initial franchise fees are recognized as DLX's initial services and material obligations are performed. Franchise and license agreements are for periods of up to twenty years and contain options to renew.

  Revenue Recognition

     Revenue is recognized by PRM and ASK when the services are rendered to the Company's customers. DLX's revenue is derived from monthly royalties under its franchise and licensee agreements and is

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY recognized in the month earned. Royalties earned are shown in other revenue on the combined statements of operations.

  Income Taxes

     ASK is an S corporation for income tax purposes and, accordingly, any income tax liabilities are the responsibility of the stockholders. For purposes of these combined financial statements, no federal and state income taxes have been provided for ASK. ASK's corporation status will terminate with the effective date of the Merger discussed in Note 1.

     Deferred income taxes are provided for temporary differences in the recognition of revenues and expenses for income tax and financial reporting purposes for DLX and PRM. Temporary differences result primarily from various accruals and reserves being deductible for tax purposes in different periods.

  Concentration of Credit Risk

     Financial instruments that potentially expose the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of trade accounts receivable. The Company's customers are concentrated in the Western-Pacific states and the primary customers are healthcare institutions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following:

                                                 ESTIMATED
                                                USEFUL LIVES    SEPTEMBER 30,    DECEMBER 31,
                                                  (YEARS)           1994             1995
                                                ------------    -------------    ------------
Vehicles......................................       5            $  78,317       $  81,189
Leasehold improvements........................      5-7              17,462          20,806
Machinery and equipment.......................       7              310,169         335,032
Furniture and fixtures........................       7               96,015         125,363
Computer equipment............................       5               13,691          13,691
Computer system development...................       5               13,784          19,941
                                                                  ---------       ---------
                                                                    529,438         596,022
Less -- Accumulated depreciation and
  amortization................................                     (356,763)       (423,096)
                                                                  ---------       ---------
                                                                  $ 172,675       $ 172,926
                                                                  =========       =========

     Leasehold improvements are depreciated over the lesser of the asset's useful life or the lease term.

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1994             1995
                                                             -------------    ------------
Accounts payable...........................................    $ 53,932         $100,599
Sales tax payable..........................................       1,866              153
Income taxes payable.......................................      15,542               --
Other accrued liabilities..................................     179,274           95,973
                                                               --------         --------
                                                               $250,614         $196,725
                                                               ========         ========

5.  SHORT-TERM OBLIGATIONS:

     The Company has a $50,000 bank line of credit at prime plus a premium, as defined, on the outstanding principal balance. The line of credit has no defined expiration date. The Company had draws outstanding of $47,270 and $39,258 at September 30, 1994, and December 31, 1995, respectively. At September 30, 1994, and December 31, 1995, the total interest rate was 14% and 12.25%.

6.  LONG-TERM OBLIGATIONS:

     Long-term debt consists of the following:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1994             1995
                                                             -------------    ------------
Notes payable -- Small Business Administration, due
  November 17, 2014, interest at 4%; monthly payments of
  $2,702 secured by deed of trust on real estate and
  non-real estate assets of the Company....................    $429,699         $409,766
Notes payable -- bank, due April 15, 1998, interest at
  prime plus 4% (12.5% and 13.0% at September 30, 1994 and
  December 31, 1995, respectively); monthly principal
  payments of $155 plus accrued interest; secured by 1993
  Toyota truck.............................................       6,676            4,816
Notes payable -- bank, due September 15, 1998, interest at
  10.15%; monthly payments of $191; secured by 1991 Ford
  van......................................................       7,333            5,244
Notes payable -- bank, due April 15, 1998, interest at
  prime plus 3% (11.50% and 12% at September 30, 1994 and
  December 31, 1995, respectively); monthly principal
  payments of $197, plus accrued interest; secured by 1993
  Toyota trucks............................................       7,908            5,535
Other......................................................       6,266               --
                                                               --------         --------
                                                                457,882          425,361
Less -- Current maturities.................................      27,564           22,098
                                                               --------         --------
                                                               $430,318         $403,263
                                                               ========         ========

     The Small Business Administration note payable is secured by machinery and equipment, furniture and fixtures, and leasehold improvements of PRM as well as by personal guarantees of DLX's stockholder. DLX's stockholder has also guaranteed certain of the bank notes payable.

     As of September 30, 1994, and through December 31, 1995, the Company has complied with all loan covenants.

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

     As of December 31, 1995, the aggregate amounts of annual principal maturities of long-term debt are as follows:

1996........................................................  $ 22,098
1997........................................................    22,943
1998........................................................    21,263
1999........................................................    18,127
2000........................................................    14,991
Thereafter..................................................   325,939
                                                              --------
                                                              $425,361
                                                              ========

7.  OPERATING LEASES:

     The Company leases its office buildings and certain of its automobiles. Lease payments for the years ended September 30, 1993 and 1994, and December 31, 1995, totaled approximately $547,300, $545,000, and $446,000. Minimum future lease payments under operating leases as of December 31, 1995, for each of the next five years and in the aggregate are as follows:

1996........................................................  $  473,607
1997........................................................     442,924
1998........................................................     454,330
1999........................................................     452,785
2000........................................................          --
                                                              ----------
          Total.............................................  $1,823,646
                                                              ==========

8.  EMPLOYEE BENEFIT COSTS:

     The Company pays health and dental insurance premiums for the majority of its employees. Premiums paid in the years ended September 30, 1993, 1994, and December 31, 1995, were approximately $72,500, $79,600, and $84,000, respectively.

     The Company offers no postretirement or postemployment benefits.

9.  INCOME TAXES:

     The following income tax information for DLX and PRM is presented in accordance with Statement of Financial Accounting Standards No. 109. This statement provides for a liability approach to accounting for income taxes.

     Federal and state income taxes are as follows:

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                    -------------------    ------------
                                                     1993        1994          1995
                                                    -------    --------    ------------
Federal --
  Current.........................................  $17,756    $ (2,878)     $(8,085)
  Deferred........................................   21,014      (6,488)      82,774
State --
  Current.........................................    7,124         755         (356)
  Deferred........................................    5,952      (1,908)      25,196
                                                    -------    --------      -------
                                                    $51,846    $(10,519)     $99,529
                                                    =======    ========      =======

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following:

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                    -------------------    ------------
                                                     1993        1994          1995
                                                    -------    --------    ------------
Tax at statutory rate.............................  $51,691    $ 17,620      $113,316
Add (deduct) --
  State income taxes..............................   14,370       4,948        16,666
  Nondeductible expenses..........................      255         551            --
  Effect of graduated tax rates...................   (5,484)     (9,068)       (5,027)
  Effect of S corporation nontaxable income.......   (8,986)    (24,570)      (25,426)
                                                    -------    --------      --------
                                                    $51,846    $(10,519)     $ 99,529
                                                    =======    ========      ========

     The components of deferred income tax liabilities and assets are as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1994             1995
                                                             -------------    ------------
Deferred income tax liabilities --
  Accrual to cash differences..............................    $ 49,389         $ 81,637
                                                               --------         --------
          Total deferred income tax liabilities............      49,389           81,637
Deferred income tax assets
  Accrual to cash differences..............................     102,841           54,352
  Accrued expenses.........................................      58,578           16,321
                                                               --------         --------
          Total deferred income tax assets.................     161,419           70,673
                                                               --------         --------
          Total net deferred income tax assets
            (liabilities)..................................    $112,030         $(10,964)
                                                               ========         ========

10.  COMMITMENTS AND CONTINGENCIES:

  Litigation

     The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for workers' compensation and unemployment incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

11.  CAPITAL STOCK:

     Common stock at December 31, 1995, consists of the following:

                                                               SHARES
                                                PAR     ---------------------    ASSIGNED
                                               VALUE    AUTHORIZED    ISSUED      VALUE
                                               -----    ----------    -------    --------
Deliverex, Incorporated......................  None       10,000        7,000     $  900
ASK Record Management, Inc...................  None      500,000      100,000      9,000
                                                         -------      -------     ------
                                                         510,000      107,000     $9,900
                                                         =======      =======     ======

     ASK's common stock is 65% owned by the 100% stockholder of DLX. PRM has 10,000 shares of no par value common stock authorized, issued, and outstanding. PRM's common stock is owned by DLX.

     In December 1994, ASK approved the reissuance of 10,000 shares of treasury stock to its minority stockholder. Compensation expense was recorded in 1994, equivalent to the repurchase cost in 1992. The shares were reissued on January 1, 1995.

           DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY

12.  SIGNIFICANT CUSTOMER:

     In 1994 and 1995, the Company had one customer that accounted for 15% and 16%, respectively, of combined revenues.

13.  PRO FORMA NET INCOME (UNAUDITED):

     Selling, general and administrative expenses for the periods presented reflect compensation and related benefits that owners and certain key employees received during the periods. These owners and key employees have agreed to certain reductions in salaries and benefits in connection with the Merger.

     In connection with this merger, each stockholder has entered into a three-year employment agreement with FYI which provides for set base salary, participation in any future FYI incentive bonus plans, four-week paid vacations, a car allowance, health benefits, and a two-year covenant-not-to-compete following termination of such person's employment. The stockholders' employment agreements provide for an aggregate base salary of $247,000.

     The unaudited pro forma data presents compensation at the level the officers and owners of the Company have agreed to receive subsequent to the Offering. In addition, the following pro forma data presents the provision for income taxes as if the S corporation had been subject to federal and state income taxes and adjusted for the impact of the compensation differential discussed above.

14.  SUBSEQUENT EVENTS:

     On January 26, 1996 the Company was acquired by FYI. In conjunction with the Merger, the Company can make an additional distribution corresponding to the increase in net stockholders' equity from June 30, 1995 to November 30, 1995, not to exceed $200,000. The amount available for the additional distribution at December 31, 1995, is $80,000. Had this transaction been recorded at December 31, 1995, the effect on the accompanying balance sheet would be a decrease in total assets and stockholders' equity of $80,000, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Permanent Records, Inc.:

     We have audited the accompanying balance sheets of Permanent Records, Inc. (a Texas corporation) as of December 31, 1994 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Permanent Records, Inc. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP
Dallas, Texas,
March 15, 1996

                            PERMANENT RECORDS, INC.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1994        1995
                                                              --------    --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 16,879    $ 56,010
  Accounts receivable, net of allowance for uncollectible
     accounts of $0 and $26,308.............................   163,663     266,431
  Inventories...............................................     4,313      25,000
  Prepaids and other current assets.........................    20,841      58,395
                                                              --------    --------
          Total current assets..............................   205,696     405,836
PROPERTY AND EQUIPMENT, net.................................    61,411     105,738
NOTE RECEIVABLE.............................................     6,000      34,500
                                                              --------    --------
          Total assets......................................  $273,107    $546,074
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term obligations....................................  $  3,155    $115,000
  Accounts payable and accrued liabilities..................    32,303      66,383
  Current portion of deferred income taxes..................    54,761      93,041
                                                              --------    --------
          Total current liabilities.........................    90,219     274,424
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $1, 100,000 shares authorized,
     91,660 shares outstanding for all periods..............    91,660      91,660
  Retained earnings.........................................    91,228     179,990
                                                              --------    --------
          Total stockholders' equity........................   182,888     271,650
                                                              --------    --------
          Total liabilities and stockholders' equity........  $273,107    $546,074
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                            PERMANENT RECORDS, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1993          1994          1995
                                                         ----------    ----------    ----------
SERVICE REVENUE........................................  $1,192,633    $1,148,926    $1,562,883
COST OF SERVICE........................................     671,845       685,235       944,747
DEPRECIATION...........................................  30,902....        12,000        12,739
                                                         ----------    ----------    ----------
          Gross profit.................................     489,886       451,691       605,397
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES..........     359,430       393,533       466,939
                                                         ----------    ----------    ----------
          Operating income.............................     130,456        58,158       138,458
OTHER (INCOME) EXPENSE:
  Interest expense.....................................          --         2,338         1,350
  Interest income......................................      (2,052)       (1,174)         (290)
  Other income, net....................................      (1,599)       (8,929)      (11,730)
                                                         ----------    ----------    ----------
          Income before income taxes...................     134,107        65,923       149,128
PROVISION FOR INCOME TAXES.............................      40,797        13,859        43,358
                                                         ----------    ----------    ----------
NET INCOME.............................................  $   93,310    $   52,064    $  105,770
                                                         ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            PERMANENT RECORDS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     COMMON STOCK                       TOTAL
                                                   -----------------    RETAINED    STOCKHOLDERS'
                                                   SHARES    AMOUNT     EARNINGS       EQUITY
                                                   ------    -------    --------    -------------
BALANCE, December 31, 1992.......................  91,660    $91,660    $ 31,401      $123,061
  Dividends declared.............................      --         --     (46,201)      (46,201)
  Net income.....................................      --         --      93,310        93,310
                                                   ------    -------    --------      --------
BALANCE, December 31, 1993.......................  91,660     91,660      78,510       170,170
  Dividends declared.............................      --         --     (39,346)      (39,346)
  Net income.....................................      --         --      52,064        52,064
                                                   ------    -------    --------      --------
BALANCE, December 31, 1994.......................  91,660     91,660      91,228       182,888
  Dividends declared.............................      --         --     (17,008)      (17,008)
  Net income.....................................      --         --     105,770       105,770
                                                   ------    -------    --------      --------
BALANCE, December 31, 1995.......................  91,660    $91,660    $179,990      $271,650
                                                   ======    =======    ========      ========

        The accompanying notes are an integral part of these statements.

                            PERMANENT RECORDS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1993         1994        1995
                                                           ---------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $  93,310    $ 52,064    $ 105,770
  Adjustments to reconcile net income to net cash
     provided by operating activities --
       Depreciation......................................     30,902      12,000       12,739
       Deferred tax expense..............................     37,306       2,431       38,280
       Changes in operating assets and liabilities --
          (Increase) decrease in --
            Accounts receivable, net.....................   (104,709)     28,727     (102,768)
            Prepaid and other assets.....................         --     (20,841)     (37,554)
            Inventory....................................         --          --      (20,687)
            Note receivable..............................     (5,000)     (1,000)     (28,500)
          Increase (decrease) in --
            Accounts payable and accrued liabilities.....     (1,016)      3,378       34,080
                                                           ---------    --------    ---------
               Net cash provided by operating
                 activities..............................     50,793      76,759        1,360
                                                           ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment....................    (16,795)    (41,555)     (57,066)
                                                           ---------    --------    ---------
               Net cash used in investing activities.....    (16,795)    (41,555)     (57,066)
                                                           ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (payments) on line of credit, net...........     (5,248)     (6,767)     111,845
  Payment of dividends...................................    (46,201)    (39,346)     (17,008)
                                                           ---------    --------    ---------
               Net cash (used in) provided by financing
                 activities..............................    (51,449)    (46,113)      94,837
                                                           ---------    --------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....    (17,451)    (10,909)      39,131
CASH AND CASH EQUIVALENTS, at beginning of period........     45,239      27,788       16,879
                                                           ---------    --------    ---------
CASH AND CASH EQUIVALENTS, at end of period..............  $  27,788    $ 16,879    $  56,010
                                                           =========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for --
     Interest............................................  $      --    $  2,338    $   1,350
     Taxes...............................................  $   4,125    $  3,491    $  12,017

   The accompanying notes are an integral part of these financial statements.

                            PERMANENT RECORDS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     The accompanying financial statements include the accounts of Permanent Records, Inc. (the "Company"). The Company provides offsite active and inactive storage and retrieval services, microfilming, and medical records release services to its customers from its office in Fort Worth, Texas.

     The Company and its stockholders entered into a definitive agreement with F.Y.I. Incorporated ("FYI") in October 1995, pursuant to which the Company will merge with FYI (the "Merger"). All outstanding shares of the Company's common stock will be exchanged for cash and shares of FYI's common stock concurrent with the consummation of the initial public offering of the common stock of FYI.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  Revenue Recognition

     Revenue is recognized when services are rendered.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards (SFAS) No. 105, consist primarily of trade receivables.

     Trade receivables are primarily short-term receivables from healthcare institutions in Northern Central Texas. The Company's management reviews receivables for collectibility.

  Income Taxes

     The Company is a C corporation. Deferred income taxes are provided for timing differences in the recognition of revenues and expenses for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation for tax purposes, deferred contract revenues being taxed when billed and various accruals and reserves being deductible for tax purposes in different periods.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

     These pro forma combined financial statements should be read in conjunction with the historical financial statements of the Founding Companies, F.Y.I. Incorporated and Subsidiaries and the individual Founding Companies. See "Index to Financial Statements."

     F.Y.I. acquired, simultaneously with and as a condition to the closing of the IPO in January 1996, Imagent, Researchers, Recordex, DPAS, Leonard, Deliverex and Permanent Records (the "Acquisitions"). The Acquisitions have been accounted for in accordance with GAAP as a combination of the Founding Companies at historical cost and January 31, 1996 has been used as the effective date of the Acquisitions. Accordingly, historical financial statements of these Founding Companies have been combined throughout all periods prior to February 1, 1996 as if the Founding Companies had always been members of the same operating group. However, since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance.

     In May 1996, the Company acquired B&B and Premier. In June 1996, the Company acquired all of the non-cash assets of Cook. In August 1996, the Company acquired Medical Record. CMRS and Texas Medical Record have previously reported on a fiscal year ending February 29 and Minnesota Medical Record has previously reported on a fiscal year ending September 30. As such, the accounts of CMRS, Texas Medical Record and Minnesota Medical Record for their last fiscal year have been combined with the results of F.Y.I. for the year ended December 31, 1995. The results of CMRS, Texas Medical Record and Minnesota Medical Record for the interim period from January 1, 1996 through the date of acquisition have been recast and combined with the results of F.Y.I. for the year ended December 31, 1996. Also, as of August 1996, the Company acquired ZIA. In October 1996, the Company acquired Carton, and in November 1996, the Company acquired DISC. All of these acquisitions are accounted for under the purchase method of accounting.

     The unaudited pro forma financial statements of F.Y.I. for the year ended December 31, 1995 give effect to: (i) the acquisitions of B&B, Premier, Cook, Medical Record, ZIA, Carton and DISC (collectively, the "Significant Acquisitions") as if the transactions were consummated as of January 1, 1995 and
(ii) the acquisition of the Founding Companies as if the transactions were consummated as of January 1, 1995.

     The unaudited pro forma financial statements of F.Y.I. for the year ended December 31, 1996 are based upon:

          (i) the audited statement of operations of F.Y.I. for the period from February 1, 1996 to December 31, 1996 combined with the audited statement of operations for the Founding Companies for the one month ended January 31, 1996;

          (ii) the unaudited statements of operations for B&B, Premier, Cook, ZIA, Medical Record, Carton and DISC from January 1, 1996 to the respective effective date of the acquisition.

     The pro forma financial statements have been prepared based upon certain assumptions and include all adjustments as detailed in the Notes to Pro Forma Financial Statements.

     The Company has preliminarily analyzed the savings that it expects to be realized by consolidating certain general and administrative functions, including reductions in accounting, audit, insurance and benefit plan expenses. In addition, the Company has realized benefits from: (i) the reduction in interest payments related to the prepayment of outstanding Founding Company debt; (ii) its ability to borrow at lower interest rates than the Founding Companies; and (iii) the interest earned on the net proceeds of the IPO remaining after payment of the expenses of the IPO and the cash portion of the consideration for the Founding Companies. These savings are offset by the costs of being a public company and the incremental increase in costs related to the Company's new management. Neither the savings nor the costs have been included in the pro forma financial information of F.Y.I. Incorporated and Subsidiaries for the periods prior to the Acquisitions.

     The pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been if such transaction in fact had occurred on those dates or to project the Company's financial position or results of operations for any future period.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                       PRO FORMA STATEMENT OF OPERATIONS
                   FOR THE YEAR DECEMBER 31, 1995 (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              F.Y.I.      FOUNDING                SIGNIFICANT               PRO FORMA
                                           INCORPORATED   COMPANIES   ADJUST      ACQUISITIONS   ADJUST     COMBINED
                                           ------------   ---------   ------      ------------   -------    ---------
REVENUE:
  Service revenue.......................      $   --       $40,615    $  --         $37,861      $  (299)(H)  $78,177
  Product revenue.......................          --         6,138       --           1,550           --       7,688
  Other revenue.........................          --           873       --              35           --         908
                                              ------       -------    ------        -------      -------     -------
        Total revenue...................          --        47,626       --          39,446         (299)     86,773
COST OF SERVICES........................          --        25,937       --          22,621         (299)(H)   48,259
COST OF PRODUCTS SOLD...................          --         4,972       --           1,250           --       6,222
DEPRECIATION............................          --         1,238       --             979         (336)(A)    1,881
                                              ------       -------    ------        -------      -------     -------
        Gross profit....................          --        15,479       --          14,596          336      30,411
SELLING, GENERAL AND ADMINISTRATIVE.....          --        12,425    (1,976)(E)     10,079       (1,574)(B)   18,954
AMORTIZATION............................                        64                      114          952(A)    1,130
                                              ------       -------    ------        -------      -------     -------
        Operating income................          --         2,990    1,976           4,403          958      10,327
OTHER (INCOME) EXPENSE:
  Interest expense......................          --           492       --             327        1,569(G)    2,388
  Interest income.......................          --          (139)      --             (59)          --        (198)
  Other.................................          --          (214)      --             261          (38)(I)        9
                                              ------       -------    ------        -------      -------     -------
        Income before income taxes......          --         2,851    1,976           3,874         (573)      8,128
PROVISION FOR INCOME TAXES..............          --           163    1,631(F)          130        1,191(C)    3,115
                                              ------       -------    ------        -------      -------     -------
NET INCOME..............................      $   --       $ 2,688    $ 345         $ 3,744      $(1,764)    $ 5,013
                                              ======       =======    ======        =======      =======     =======
NET INCOME PER COMMON SHARE.............                                                                     $  0.82
                                                                                                             =======
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...........................       5,286                                                 820(D)    6,106
                                              ======                                             =======     =======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                       PRO FORMA STATEMENT OF OPERATIONS
                FOR THE YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                F.Y.I.      FOUNDING              SIGNIFICANT                 PRO FORMA
                                             INCORPORATED   COMPANIES   ADJUST    ACQUISITIONS   ADJUST       COMBINED
                                             ------------   ---------   ------    ------------   -------      ---------
REVENUE:
  Service revenue..........................    $68,679       $3,487     $  --       $23,060      $  (150)(H)  $ 95,076
  Product revenue..........................      6,345          395        --           362           --         7,102
  Other revenue............................        698           34        --            11           --           743
                                               -------       ------     ------      -------      -------      --------
        Total revenue......................     75,722        3,916        --        23,433         (150)      102,921
COST OF SERVICES...........................     43,200        2,196        --        13,192         (150)(H)    58,438
COST OF PRODUCTS SOLD......................      4,898          307        --           313           --         5,518
DEPRECIATION...............................      1,608           90        --           495         (119)(A)     2,074
                                               -------       ------     ------      -------      -------      --------
        Gross profit.......................     26,016        1,323        --         9,433          119        36,891
SELLING, GENERAL AND ADMINISTRATIVE........     17,729        1,497      (918)(E)     6,195       (1,341)(B)    23,162
AMORTIZATION...............................        599            6                      82          472(A)      1,159
                                               -------       ------     ------      -------      -------      --------
        Operating income...................      7,688         (180)      918         3,156          988        12,570
OTHER (INCOME) EXPENSE
  Interest expense.........................      1,058           24        --           132          943(G)      2,157
  Interest income..........................       (284)          --        --           (15)          --          (299)
  Other....................................         80          (69)       --           136           25(I)        172
                                               -------       ------     ------      -------      -------      --------
        Income before income taxes.........      6,834         (135)      918         2,903           20        10,540
PROVISION FOR INCOME TAXES.................      2,803         (130)      445(F)        214          954(C)      4,286
                                               -------       ------     ------      -------      -------      --------
NET INCOME.................................    $ 4,031       $   (5)    $ 473       $ 2,689      $  (934)     $  6,254
                                               =======       ======     ======      =======      =======      ========
NET INCOME PER COMMON SHARE................    $  0.69                                                        $   0.99
                                               =======                                                        ========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING..............................      5,856                                               461(D)      6,317
                                               =======                                           =======      ========

            NOTES TO PRO FORMA STATEMENTS OF OPERATIONS (UNAUDITED)

     THE PRO FORMA ADJUSTMENTS TO THE ACCOMPANYING STATEMENTS OF OPERATIONS ARE SUMMARIZED BELOW:

A. Adjustment to depreciation and amortization expense related to the preliminary purchase price allocations.

B. To record the difference between the compensation paid to the stockholders of B&B, Premier, ZIA and Medical Record for the historical periods presented and the F.Y.I. employment contract compensation to the stockholders.

C. Adjustment of the federal and state income tax provisions based on the pro forma combined operations.

D. To adjust the weighted average shares outstanding to reflect the pro forma effect of the shares issued for the purchase of B&B, Premier, ZIA, Medical Record, Carton and DISC.

E. To record the difference between the compensation paid to the stockholders of the Founding Companies and Rust and the F.Y.I. employment contract compensation for the one month ended January 31, 1996 and the year ended December 31, 1995.

F. Adjustment of the federal and state income tax provisions based on the pro forma combined operations of F.Y.I. and the Founding Companies.

G. To record interest expense on the $17,106,000 term debt issued for the purchase of Cook, ZIA, Medical Record, Carton and DISC. Proceeds remaining from the IPO were used for the purchase of B&B and Premier, and a portion of Cook.

H. To eliminate intercompany revenue between the acquired companies and the Founding Companies.

I. To eliminate net management fees due to the different fiscal year ends of Medical Record.

     Statements throughout this Report that state the Company's or management's intentions, hopes, beliefs, anticipations, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in "Item 1. Business -- Risk Factors" in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 1997 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1996 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 will be set forth under the caption "Executive Compensation" in the Company's 1997 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1996 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1996 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1996 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this Report:

          (a)(1) The following financial statements are included in Part II,
     Item 8 of this Report:

          (a)(2) Financial Statement Schedules

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
F.Y.I. INCORPORATED AND SUBSIDIARIES
  Report of Independent Public Accountants..................    25
  Consolidated Balance Sheets...............................    26
  Consolidated Statements of Operations.....................    27
  Consolidated Statements of Stockholders' Equity...........    28
  Consolidated Statements of Cash Flows.....................    29
  Notes to Consolidated Financial Statements................    30
FOUNDING COMPANIES
  Report of Independent Public Accountants..................    43
  Report of Independent Public Accountants..................    44
  Combined Balance Sheets...................................    45
  Combined Statements of Operations.........................    46
  Combined Statements of Stockholders' Equity...............    47
  Combined Statements of Cash Flows.........................    48
  Notes to Combined Financial Statements....................    49
IMAGENT CORPORATION AND RELATED COMPANY
  Report of Independent Public Accountants..................    62
  Combined Balance Sheets...................................    63
  Combined Statements of Operations.........................    64
  Combined Statements of Stockholders' Equity...............    65
  Combined Statements of Cash Flows.........................    66
  Notes to Combined Financial Statements....................    67
MELANSON AND ASSOCIATES, INC. AND RELATED COMPANY
  Report of Independent Public Accountants..................    72
  Combined Balance Sheets...................................    73
  Combined Statements of Operations.........................    74
  Combined Statements of Stockholders' Equity...............    75
  Combined Statements of Cash Flows.........................    76
  Notes to Combined Financial Statements....................    77
RECORDEX SERVICES, INC.
  Report of Independent Public Accountants..................    83
  Report of Independent Public Accountants..................    84
  Balance Sheets............................................    85
  Statements of Operations..................................    86
  Statements of Changes in Stockholder's Equity.............    87
  Statements of Cash Flows..................................    88
  Notes to Financial Statements.............................    89
LEONARD ARCHIVES, INC.
  Report of Independent Public Accountants..................    95
  Balance Sheets............................................    96

                                                              PAGE
                                                              ----
  Statements of Operations..................................    97
  Statements of Stockholders' Equity........................    98
  Statements of Cash Flows..................................    99
  Notes to Financial Statements.............................   100
C. & T. MANAGEMENT SERVICES, INC. AND RELATED COMPANY
  Report of Independent Public Accountants..................   106
  Combined Balance Sheets...................................   107
  Combined Statements of Operations.........................   108
  Combined Statements of Stockholders' Equity...............   109
  Combined Statements of Cash Flows.........................   110
  Notes to Combined Financial Statements....................   111
DELIVEREX, INCORPORATED AND SUBSIDIARY AND RELATED COMPANY
  Report of Independent Public Accountants..................   116
  Combined Balance Sheets...................................   117
  Combined Statements of Operations.........................   118
  Combined Statements of Stockholders' Equity...............   119
  Combined Statements of Cash Flows.........................   120
  Notes to Combined Financial Statements....................   121
PERMANENT RECORDS, INC.
  Report of Independent Public Accountants..................   127
  Balance Sheets............................................   128
  Statements of Operations..................................   129
  Statements of Stockholders' Equity........................   130
  Statements of Cash Flows..................................   131
  Notes to Financial Statements.............................   132

                         PRO FORMA FINANCIAL STATEMENTS

F.Y.I. INCORPORATED AND SUBSIDIARIES
  Pro Forma Statement of Operations for the Years Ended
     December 31, 1995 and December 31, 1996 (unaudited)....   133
  Notes to Pro Forma Statements of Operations (unaudited)...   137

     All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

          (a)(3) The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-K. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I., Incorporated, Deliverex,
                            Incorporated, ASK Record Management, Inc., Deliverex
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.1 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          2.2            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, C. & T.
                            Management Services, Inc., Qualidata, Inc., DPAS
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.2 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.3            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Melanson &
                            Associates, Inc., Bay Area Micrographics, Researchers
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.3 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          2.4            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Paragon
                            Management Group, Inc., Recordex Acquisition Corp.,
                            Recordex Services, Inc., and the Stockholders named
                            therein (Incorporated by reference to Exhibit 2.4 to
                            Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
          2.5            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Permanent
                            Records Inc., Permanent Records Acquisition Corp., and
                            the Stockholders named therein (Incorporated by reference
                            to Exhibit 2.5 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.6            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Leonard
                            Archives Inc., Leonard Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.6 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.7            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among Imagent Corporation, Imagent
                            Acquisition Corp. and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.7 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          2.8            -- Agreement and Plan of Reorganization dated as of October
                            25, 1995, by and among Mobile Information Services
                            Corporation, Inc., Imagent Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.8 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.9            -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of October 25, 1995, by and among F.Y.I.
                            Incorporated, Leonard Archives Inc., Leonard Acquisition
                            Corp. and the Stockholders named therein (Incorporated by
                            reference to Exhibit 2.9 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.10           -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of November 14, 1995, by and among F.Y.I.
                            Incorporated, C. & T. Management Services, Inc.,
                            Qualidata, Inc., DPAS Acquisition Corp., and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.10 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.11           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, B&B
                            (Baltimore-Washington) Acquisition Corp., B&B Information
                            and Image Management, Inc. and Charles J. Bauer, Jr.
                            (Incorporated by reference to Exhibit 10.17 to
                            Post-Effective Amendment No. 2 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.12           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, Premier
                            Acquisition Corp., Premier Document Management, Inc., PDM
                            Services, Inc., Brian E. Whiteside, Christopher S. Moore,
                            Lynnette C. Pomerville and Gary T. Sievert (Incorporated
                            by reference to Exhibit 10.18 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
          2.13           -- Asset Purchase Agreement, dated as of June 28, 1996, by and among F.Y.I. Incorporated, Robert A. Cook Acquisition
                            Corp., Robert A. Cook and Staff, Inc. and RAC Services,
                            Inc., Robert A. Cook and Robert A. Cook and Anna M. Cook,
                            as Co-Trustees of the Cook 1993 Living Trust
                            (Incorporated by reference to Exhibit 10.19 to
                            Post-Effective Amendment No. 2 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.14           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, California
                            Medical Record Service Acquisition Corp., C.M.R.S.
                            Incorporated and Alan Simon (Incorporated by reference to
                            Exhibit 2.14 to Post-Effective Amendment No. 3 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.15           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Texas Medical
                            Record Service Acquisition Corp., Texas Medical Record
                            Service, Inc., California Medical Record Service
                            Acquisition Corp. and Karen Jill Simon (Incorporated by
                            reference to Exhibit 2.15 to Post-Effective Amendment No.
                            3 to the Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.16           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Minnesota
                            Medical Record Service Acquisition Corp., Minnesota
                            Medical Record Service, Inc. and Alan Simon (Incorporated
                            by reference to Exhibit 2.16 to Post-Effective Amendment
                            No. 3 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective September 11,
                            1996)
          2.17           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, ZIA
                            Acquisition Corp., ZIA Information Analysis Group and the
                            shareholders named therein (Incorporated by reference to
                            Exhibit 2.17 to Post-Effective Amendment No. 3 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            F.Y.I. Incorporated (Incorporated by reference to Exhibit
                            3.1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          3.2            -- By-Laws of F.Y.I. Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement
                            on Form S-1 (Registration No. 33-98608) effective January
                            12, 1996)
          4              -- Form of certificate evidencing ownership of Common Stock of F.Y.I. Incorporated (Incorporated by reference to
                            Exhibit 4.2 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.1*           -- F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated
                            by reference to Exhibit 10.1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2*           -- Employment Agreement between F.Y.I. Incorporated and
                            Thomas C. Walker (Incorporated by reference to Exhibit
                            10.2 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.3*           -- Employment Agreement between F.Y.I. Incorporated and
                            David Lowenstein (Incorporated by reference to Exhibit
                            10.3 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.4*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jerry F. Leonard, Jr. (Incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.5*           -- Employment Agreement between F.Y.I. Incorporated and Greg
                            Melanson (Incorporated by reference to Exhibit 10.5 to
                            Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.6*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jonathan B. Shaw (Incorporated by reference to Exhibit
                            10.6 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.7*           -- Employment Agreement between F.Y.I. Incorporated and G.
                            Michael Bellenghi (Incorporated by reference to Exhibit
                            10.7 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.8            -- Form of Indemnification Agreement between F.Y.I. and each director (Incorporated by reference to Exhibit 10.8 to
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.9*           -- Employment Agreement between F.Y.I. Incorporated and Ed
                            H. Bowman, Jr. (Incorporated by reference to Exhibit 10.9
                            to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.10           -- Form of Registration Rights Agreement, dated as of
                            November 14, 1995, by and among Thomas C. Walker, David
                            Lowenstein and the persons named therein (Incorporated by
                            reference to Exhibit 10.10 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.11*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.12           -- Five Year Media Purchase Agreement, dated as of August 9,
                            1994, between Eastman Kodak Company and Jonathan B. Shaw
                            (Incorporated by reference to Exhibit 10.12 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
         10.13*          -- Employment Agreement between F.Y.I. Incorporated and
                            Robert C. Irvine (Incorporated by reference to Exhibit
                            10.13 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective February 16,
                            1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- Credit Agreement, dated as of April 18, 1996, by and
                            among F.Y.I. Incorporated and its subsidiaries and Banque
                            Paribas, IBJ Schroder Bank & Trust, and First Source
                            Financial LLP (Incorporated by reference to Exhibit 10.14
                            to Post-Effective Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective April 30, 1996)
         10.15           -- Lease Agreement between F.Y.I. Incorporated and One
                            McKinney Plaza, Inc. (Incorporated by reference to
                            Exhibit 10.15 to Post-Effective Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective April 30, 1996)
         10.16*          -- Employment Agreement between F.Y.I. Incorporated and
                            Margot T. Lebenberg (Incorporated by reference to Exhibit
                            10.16 to Post-Effective Amendment No. 2 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
         10.17           -- First Amendment to Credit Agreement, dated as of June 26,
                            1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.20 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
         10.18*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.21 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
         10.19*          -- Warrant issued to Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.22 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
         10.20*          -- Employment Agreement between F.Y.I. Incorporated and
                            Timothy J. Barker (Incorporated by reference to Exhibit 2
                            to Post-Effective Amendment No. 3 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.21*          -- Separation Agreement, dated July 17, 1996, by and between
                            F.Y.I. Incorporated and Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.21 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-16057) effective December 11, 1996)
         10.22*          -- Warrant issued to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.22 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-16057) effective December 11, 1996)
         10.23           -- Second Amendment to Credit Agreement, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.23 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-16057) effective December 11, 1996)
         10.24           -- Third Amendment to Credit Agreement, dated as of December
                            18, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP.
         21              -- List of subsidiaries of F.Y.I. Incorporated
         23.1            -- Consent of Arthur Andersen LLP

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         23.2            -- Consent of Elko, Fischer, McCabe & Rudman, Ltd.
         24              -- Power of Attorney (included with the signature page
                            hereof)
         27              -- Financial Data Schedule

          (b) Reports on Form 8-K:

             The Company did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            F.Y.I. INCORPORATED

                                            By:     /s/ ED H. BOWMAN, JR.
                                              ----------------------------------
                                                      Ed H. Bowman, Jr.,
                                                 Chief Executive Officer and
                                                           President

Date: March 11, 1997

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes and constitutes Ed H. Bowman, Jr. and Margot T. Lebenberg, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                      ---------                           ------------------------           ----

                /s/ ED H. BOWMAN, JR.                  Director, President and Chief    March 11, 1997
-----------------------------------------------------  Executive Officer (Principal
                  Ed H. Bowman, Jr.                    Executive Officer)

                /s/ DAVID LOWENSTEIN                   Director, Executive Vice         March 11, 1997
-----------------------------------------------------  President and Chief Financial
                  David Lowenstein                     Officer (Principal Financial
                                                       Officer)

                /s/ TIMOTHY J. BARKER                  Vice President and Chief         March 11, 1997
-----------------------------------------------------  Accounting Officer (Principal
                  Timothy J. Barker                    Accounting Officer)

                /s/ THOMAS C. WALKER                   Chairman of the Board and        March 11, 1997
-----------------------------------------------------  Chief Development Officer
                  Thomas C. Walker

            /s/ DONALD F. MOOREHEAD, JR.               Director                         March 11, 1997
-----------------------------------------------------
              Donald F. Moorehead, Jr.

              /s/ G. MICHAEL BELLENGHI                 Director                         March 11, 1997
-----------------------------------------------------
                G. Michael Bellenghi

              /s/ JERRY F. LEONARD, JR.                Director                         March 11, 1997
-----------------------------------------------------
                Jerry F. Leonard, Jr.

                      SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                      ---------                           ------------------------           ----

                /s/ GREGORY MELANSON                   Director                         March 11, 1997
-----------------------------------------------------
                  Gregory Melanson

                /s/ JONATHAN B. SHAW                   Director                         March 11, 1997
-----------------------------------------------------
                  Jonathan B. Shaw

               /s/ MICHAEL J. BRADLEY                  Director                         March 11, 1997
-----------------------------------------------------
                 Michael J. Bradley

              /s/ HON. EDWARD M. ROWELL                Director                         March 11, 1997
-----------------------------------------------------
                Hon. Edward M. Rowell

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I., Incorporated, Deliverex,
                            Incorporated, ASK Record Management, Inc., Deliverex
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.1 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          2.2            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, C. & T.
                            Management Services, Inc., Qualidata, Inc., DPAS
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.2 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          2.3            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Melanson &
                            Associates, Inc., Bay Area Micrographics, Researchers
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.3 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          2.4            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Paragon
                            Management Group, Inc., Recordex Acquisition Corp.,
                            Recordex Services, Inc., and the Stockholders named
                            therein (Incorporated by reference to Exhibit 2.4 to
                            Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
          2.5            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Permanent
                            Records Inc., Permanent Records Acquisition Corp., and
                            the Stockholders named therein (Incorporated by reference
                            to Exhibit 2.5 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.6            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Leonard
                            Archives Inc., Leonard Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.6 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.7            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among Imagent Corporation, Imagent
                            Acquisition Corp. and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.7 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
          2.8            -- Agreement and Plan of Reorganization dated as of October
                            25, 1995, by and among Mobile Information Services
                            Corporation, Inc., Imagent Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.8 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.9            -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of October 25, 1995, by and among F.Y.I.
                            Incorporated, Leonard Archives Inc., Leonard Acquisition
                            Corp. and the Stockholders named therein (Incorporated by
                            reference to Exhibit 2.9 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.10           -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of November 14, 1995, by and among F.Y.I.
                            Incorporated, C. & T. Management Services, Inc.,
                            Qualidata, Inc., DPAS Acquisition Corp., and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.10 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.11           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, B&B
                            (Baltimore-Washington) Acquisition Corp., B&B Information
                            and Image Management, Inc. and Charles J. Bauer, Jr.
                            (Incorporated by reference to Exhibit 10.17 to
                            Post-Effective Amendment No. 2 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.12           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, Premier
                            Acquisition Corp., Premier Document Management, Inc., PDM
                            Services, Inc., Brian E. Whiteside, Christopher S. Moore,
                            Lynnette C. Pomerville and Gary T. Sievert (Incorporated
                            by reference to Exhibit 10.18 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
          2.13           -- Asset Purchase Agreement, dated as of June 28, 1996, by and among F.Y.I. Incorporated, Robert A. Cook Acquisition
                            Corp., Robert A. Cook and Staff, Inc. and RAC Services,
                            Inc., Robert A. Cook and Robert A. Cook and Anna M. Cook,
                            as Co-Trustees of the Cook 1993 Living Trust
                            (Incorporated by reference to Exhibit 10.19 to
                            Post-Effective Amendment No. 2 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.14           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, California
                            Medical Record Service Acquisition Corp., C.M.R.S.
                            Incorporated and Alan Simon (Incorporated by reference to
                            Exhibit 2.14 to Post-Effective Amendment No. 3 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.15           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Texas Medical
                            Record Service Acquisition Corp., Texas Medical Record
                            Service, Inc., California Medical Record Service
                            Acquisition Corp. and Karen Jill Simon (Incorporated by
                            reference to Exhibit 2.15 to Post-Effective Amendment No.
                            3 to the Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.16           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Minnesota
                            Medical Record Service Acquisition Corp., Minnesota
                            Medical Record Service, Inc. and Alan Simon (Incorporated
                            by reference to Exhibit 2.16 to Post-Effective Amendment
                            No. 3 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective September 11,
                            1996)
          2.17           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, ZIA
                            Acquisition Corp., ZIA Information Analysis Group and the
                            shareholders named therein (Incorporated by reference to
                            Exhibit 2.17 to Post-Effective Amendment No. 3 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            F.Y.I. Incorporated (Incorporated by reference to Exhibit
                            3.1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.2            -- By-Laws of F.Y.I. Incorporated (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement
                            on Form S-1 (Registration No. 33-98608) effective January
                            12, 1996)
          4              -- Form of certificate evidencing ownership of Common Stock of F.Y.I. Incorporated (Incorporated by reference to
                            Exhibit 4.2 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.1*           -- F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated
                            by reference to Exhibit 10.1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.2*           -- Employment Agreement between F.Y.I. Incorporated and
                            Thomas C. Walker (Incorporated by reference to Exhibit
                            10.2 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.3*           -- Employment Agreement between F.Y.I. Incorporated and
                            David Lowenstein (Incorporated by reference to Exhibit
                            10.3 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.4*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jerry F. Leonard, Jr. (Incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.5*           -- Employment Agreement between F.Y.I. Incorporated and Greg
                            Melanson (Incorporated by reference to Exhibit 10.5 to
                            Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.6*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jonathan B. Shaw (Incorporated by reference to Exhibit
                            10.6 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.7*           -- Employment Agreement between F.Y.I. Incorporated and G.
                            Michael Bellenghi (Incorporated by reference to Exhibit
                            10.7 to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.8            -- Form of Indemnification Agreement between F.Y.I. and each director (Incorporated by reference to Exhibit 10.8 to
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.9*           -- Employment Agreement between F.Y.I. Incorporated and Ed
                            H. Bowman, Jr. (Incorporated by reference to Exhibit 10.9
                            to Amendment No. 1 to the Registrant's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.10           -- Form of Registration Rights Agreement, dated as of
                            November 14, 1995, by and among Thomas C. Walker, David
                            Lowenstein and the persons named therein (Incorporated by
                            reference to Exhibit 10.10 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.11 to Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.12           -- Five Year Media Purchase Agreement, dated as of August 9,
                            1994, between Eastman Kodak Company and Jonathan B. Shaw
                            (Incorporated by reference to Exhibit 10.12 to Amendment
                            No. 1 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 33-98608) effective January 12,
                            1996)
         10.13*          -- Employment Agreement between F.Y.I. Incorporated and
                            Robert C. Irvine (Incorporated by reference to Exhibit
                            10.13 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective February 16,
                            1996)
         10.14           -- Credit Agreement, dated as of April 18, 1996, by and
                            among F.Y.I. Incorporated and its subsidiaries and Banque
                            Paribas, IBJ Schroder Bank & Trust, and First Source
                            Financial LLP (Incorporated by reference to Exhibit 10.14
                            to Post-Effective Amendment No. 1 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective April 30, 1996)
         10.15           -- Lease Agreement between F.Y.I. Incorporated and One
                            McKinney Plaza, Inc. (Incorporated by reference to
                            Exhibit 10.15 to Post-Effective Amendment No. 1 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective April 30, 1996)
         10.16*          -- Employment Agreement between F.Y.I. Incorporated and
                            Margot T. Lebenberg (Incorporated by reference to Exhibit
                            10.16 to Post-Effective Amendment No. 2 to the
                            Registrant's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
         10.17           -- First Amendment to Credit Agreement, dated as of June 26,
                            1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.20 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
         10.18*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.21 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
         10.19*          -- Warrant issued to Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.22 to Post-Effective Amendment
                            No. 2 to the Registrant's Registration Statement on Form
                            S-1 (Registration No. 333-1084) effective July 11, 1996)
         10.20*          -- Employment Agreement between F.Y.I. Incorporated and
                            Timothy J. Barker (Incorporated by reference to Exhibit 2
                            to Post-Effective Amendment No. 3 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.21*          -- Separation Agreement, dated July 17, 1996, by and between
                            F.Y.I. Incorporated and Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.21 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-16057) effective December 11, 1996)
         10.22*          -- Warrant issued to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.22 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-16057) effective December 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.23           -- Second Amendment to Credit Agreement, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.23 to the Registrant's
                            Registration Statement on Form S-1 (Registration No.
                            333-16057) effective December 11, 1996)
         10.24           -- Third Amendment to Credit Agreement, dated as of December
                            18, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP.
         21              -- List of subsidiaries of F.Y.I. Incorporated
         23.1            -- Consent of Arthur Andersen LLP
         23.2            -- Consent of Elko, Fischer, McCabe & Rudman, Ltd.
         24              -- Power of Attorney (included with the signature page
                            hereof)
         27              -- Financial Data Schedule