Form 10-Q
period 1997-03-31
FYI INC
filed 1997-05-13
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _______ to ________

                         Commission file number 0-27444

                              F.Y.I. INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   75-2560895
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or  organization)                           No.)

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

                   Yes  X   No
                       ---     ---

         As of May 9, 1997, 9,949,325 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1997

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1     Financial Statements                                                                     3

           Consolidated Balance Sheets - December 31, 1996 and March 31,
                1997 (unaudited)                                                                    4

           Consolidated Statements of Operations - Three months ended March 31, 1996
                and 1997 (unaudited)                                                                5

           Consolidated Statements of Cash Flows - Three months ended
                March 31, 1996 and 1997 (unaudited)                                                 6

           Notes to Consolidated Financial Statements - March 31, 1997                              7

Item 2     Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                      10

Item 3     Quantitative and Qualitative Disclosures about Market Risk                              12

PART II.          OTHER INFORMATION

Item 2     Changes in Securities                                                                 II-1

Item 5     Other Information                                                                     II-1

Item 6     Exhibits and Reports on Form 8-K                                                      II-2

SIGNATURES                                                                                       II-3

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                    December 31,   March 31,
                                                                        1996        1997
                                                                     ---------    ---------
                                     ASSETS                               (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $  21,352    $  13,149
    Accounts receivable and notes receivable, less allowance of
       $1,240 and $1,559, respectively                                  19,695       22,156
    Inventory                                                              522          881
    Prepaid expenses and other current assets                              939        1,420
                                                                     ---------    ---------
           Total current assets                                         42,508       37,606

PROPERTY, PLANT AND EQUIPMENT, net                                      13,303       14,009
GOODWILL AND OTHER INTANGIBLES                                          43,235       47,987
NOTES RECEIVABLE, STOCKHOLDER - LONG TERM                                  643          643
OTHER NONCURRENT ASSETS                                                  2,445        2,242
                                                                     ---------    ---------

           Total assets                                              $ 102,134    $ 102,487
                                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                         $  15,219    $  13,263
    Short-term obligations                                                 250           --
    Current maturities of long-term obligations                            585        1,322
    Unearned revenue                                                     1,087        1,392
    Federal income taxes payable                                         2,665          651
    Current portion of deferred income taxes                               774          774
                                                                     ---------    ---------
           Total current liabilities                                    20,580       17,402

LONG-TERM OBLIGATIONS, net of current maturities                         4,662        4,046
DEFERRED INCOME TAXES, net of current portion                              351          601
                                                                     ---------    ---------

           Total liabilities                                            25,593       22,049
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding                                      --           --
    Common stock, $.01 par value, 26,000,000 shares authorized,
       9,728,726 and 9,868,530 shares issued and outstanding at
       December 31, 1996 and March 31, 1997, respectively                   97           99
    Additional paid-in-capital                                          74,191       76,062
    Retained earnings                                                    2,754        4,778
                                                                     ---------    ---------
                                                                        77,042       80,939
    Less - Treasury stock, $.01 par value, 36,670 shares
       at December 31, 1996 and March 31, 1997, respectively              (501)        (501)
                                                                     ---------    ---------
    Total stockholders' equity                                          76,541       80,438
                                                                     ---------    ---------
                        Total liabilities and stockholders' equity   $ 102,134    $ 102,487
                                                                     =========    =========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                            Three Months
                                                               Ended
                                                              March 31,
                                                     ----------------------------
                                                         1996            1997
                                                     ------------    ------------
                                                             (unaudited)
REVENUE:
    Service revenue                                  $     11,160    $     30,254
    Product and other revenue                               1,061           1,870
                                                     ------------    ------------
                  Total revenue                            12,221          32,124


COST OF SERVICES                                            7,110          19,276
COST OF PRODUCTS SOLD                                         757           1,351
DEPRECIATION                                                  264             647
                                                     ------------    ------------
                  Gross profit                              4,090          10,850
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                3,427           7,123
AMORTIZATION                                                    9             415
                                                     ------------    ------------
                  Operating income                            654           3,312
OTHER (INCOME) EXPENSE:
    Interest expense                                           36             185
    Interest income                                          (108)           (247)
    Other (income) expense, net                               (45)             29
                                                     ------------    ------------

                  Income before income taxes                  771           3,345
PROVISION FOR INCOME TAXES                                    302           1,321
                                                     ------------    ------------

NET INCOME                                           $        469    $      2,024
                                                     ============    ============
PRO FORMA DATA:
    Historical net income                            $        469    $      2,024
    Pro forma compensation differential                       334             216
    Pro forma provision for income taxes                      139             139
                                                     ------------    ------------

PRO FORMA NET INCOME                                 $        664    $      2,101
                                                     ============    ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                             6,480           9,822
                                                     ============    ============

NET INCOME PER COMMON SHARE                          $       0.07    $       0.21
                                                     ============    ============

PRO FORMA NET INCOME PER COMMON SHARE                $       0.10    $       0.21
                                                     ============    ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Three Months Ended
                                                                                   ----------------------------
                                                                                    March 31,        March 31,
                                                                                      1996             1997
                                                                                   ------------    ------------
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $        469    $      2,024
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities
           Depreciation and amortization                                                    273           1,062
           Change in operating assets and liabilities:
                Accounts receivable                                                         774          (2,048)
                Inventory                                                                   (51)           (308)
                Prepaid expenses and other assets                                          (187)           (262)
                Accounts payable and accrued liabilities                                  1,102          (2,611)
                Unearned revenue                                                             35             301
                                                                                   ------------    ------------

                      Net cash provided by (used in) operating activities                 2,415          (1,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                              (629)         (1,152)
    Distribution from partnership                                                            86              60
    Cash paid for acquisitions, net of cash received                                     (6,509)         (4,380)
                                                                                   ------------    ------------
                      Net cash used in investing activities                              (7,052)         (5,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of underwriting
       discounts and other costs                                                         23,408            (101)
    Distribution to shareholders of pooled companies                                         --            (100)
    Proceeds from short-term obligations                                                    765              20
    Principal payments on short-term obligations                                         (1,397)           (250)
    Principal payments on long-term obligations                                          (7,840)           (458)
                                                                                   ------------    ------------
                      Net cash provided by (used in) financing activities                14,936            (889)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     10,299          (8,203)

CASH AND CASH EQUIVALENTS, beginning of period                                               63          21,352
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                           $     10,362    $     13,149
                                                                                   ============    ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements and related notes to consolidated financial statements include: (i) the accounts of F.Y.I. Incorporated (the "Company" or "F.Y.I."); (ii) the seven document management services businesses ("Founding Companies") acquired simultaneously with the closing of F.Y.I.'s initial public offering (the "IPO") on January 23, 1996 based on an effective date of January 31, 1996; (iii) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (iv) gives retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method of accounting for all periods presented.

         In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 1997, its results of operations for the three months ended March 31, 1996 and 1997, and its cash flows for the three months ended March 31, 1996 and 1997. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 11, 1997, and the Company's Current Report on Form 8-K filed on April 9, 1997. The results of operations for the interim periods ended March 31, 1997 and 1996 will not be indicative of the results for the full year because of the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date.

         Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.       PRO FORMA NET INCOME

         The Company acquired The Rust Consulting Group, Inc. ("Rust") in December 1996, MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc., (collectively, "MAVRICC") in March 1997, and Input of Texas, Inc. ("Input") in March 1997, all in transactions that were accounted for as poolings-of-interests (collectively, the "Pooled Companies"). The Pooled Companies had previously been managed as independent, privately-held companies operating under a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the owners and certain key employees had received from the businesses during those periods. In connection with the acquisitions, the owners and certain key employees have entered into employment agreements that provide for compensation and related benefits at levels lower than the historical amounts. The differential between the historical compensation and the compensation set forth in the employment agreements is referred to as the "Compensation Differential." The pro forma data present compensation at the levels the owners and certain key employees have agreed to receive subsequent to the acquisitions. In addition, the pro forma data present the incremental provision for taxes as if all entities had been subject to federal and state income taxes and including the impact of the Compensation Differential discussed above.

3.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The number of shares (in thousands) used in calculating net income per share was determined as follows:

                                                                                             THREE MONTHS
                                                                                                 ENDED
                                                                                          ----------------------
                                                                                          MARCH 31,    MARCH 31,
                                                                                            1996          1997
                                                                                            -----        -----
           Outstanding F.Y.I. shares                                                        6,464        9,806
           Warrants to purchase stock under the treasury stock method                          16           16
                                                                                            -----        -----
                      Number of shares used in net income
                           per share calculation                                            6,480        9,822
                                                                                            =====        =====

         The Company intends to adopt SFAS No. 128 "Earnings Per Share" effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per shares with diluted earnings per share. Management of the Company does not expect the adoption of this statement will have a material impact on the earnings per share calculation.

4.       BUSINESS COMBINATIONS

         Since the IPO and through December 31, 1996, the Company acquired 18 additional document management businesses, of which 17 were accounted for as purchases and one was accounted for as a pooling-of-interests.

         During the first three months of 1997, the Company acquired five additional document management businesses, three accounted for as purchases (the "Purchased Companies") and two accounted for under the pooling-of-interests method. The three acquisitions accounted for as purchases were Acadian Consulting, Inc., Computer Central Corporation and Deliverex of San Francisco. The aggregate consideration paid for the Purchased Companies consisted of $2,541,000 in cash and 114,574 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):

         Consideration Paid                                                     $4,233
         Estimated Fair Value of Tangible Assets                                   811
         Estimated Fair Value of Liabilities                                       802
         Goodwill                                                                4,224

         The average fair market value of the shares of Common Stock used in calculating the consideration paid was $14.79, which represents a 35% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

         The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocation is not expected to be materially different than the final allocation.

         All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill will be amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with the Acadian Consulting, Inc. and Deliverex of San Francisco acquisitions is not deductible for income tax purposes.

         The two acquisitions completed in 1997 accounted for as poolings-of-interests are MAVRICC and Input. The Company acquired all of the outstanding stock of MAVRICC and Input in exchange for 1,083,636 shares of Common Stock. The Company's consolidated financial statements give retroactive effect to the acquisitions of MAVRICC and Input for all periods presented herein. The interim results of the Company for the period from January 1, 1996 to March 31, 1996 have been restated for the MAVRICC and Input acquisitions. Restated total revenue, net income, pro forma net income and weighted average shares outstanding after giving effect to the MAVRICC and Input acquisitions are summarized below:


                                                                               Three Months Ended
                                                                                 March 31, 1996
                                                                -------------------------------------------------
                                                                                                   As Previously
                                                                      As Restated                    Reported
                                                                      -----------                  -------------
                                                                (unaudited, in thousands, except per share data)

         Revenue                                                     $  12,221                       $   9,208
         Net income                                                        469                             385
         Net income per share                                        $    0.07                       $    0.07
         Pro forma net income                                              664                             390
         Pro Forma net income per share                              $    0.10                       $    0.07
         Weighted average shares outstanding                             6,480                           5,396

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Item 5. Other Information."

         Introduction


         The Company's revenue is classified as service revenue and product and other revenue. Service revenue relates to the following document management services: (i) document and data conversion services; (ii) records management services; (iii) database management and related services; (iv) medical records release of information services; (v) litigation support services; and (vi) employee and investor services. Product and other revenue represents sales of micrographic and business imaging supplies and equipment, primarily in conjunction with film processing, and other micrographic services and commissions on the sales of imaging systems and equipment and franchising fees.

         Cost of services consists primarily of compensation and benefits to non-administrative employees, occupancy costs, equipment costs and supplies and also includes the costs associated with other revenue discussed above. Cost of products sold relates to micrographics and business imaging supplies and equipment.

         Selling, general and administrative expenses ("SG&A") consist primarily of: (i) compensation and related benefits to the sales and marketing, executive management, accounting, human resources and other administrative employees of the Company; (ii) other sales and marketing costs; (iii) communications costs; (iv) insurance costs; and (v) legal and accounting professional fees and expenses.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996


         Revenue

         Total revenue. Total revenue increased 162.9% from $12.2 million for the three months ended March 31, 1996 to $32.1 million for the three months ended March 31, 1997. This increase was comprised of a 171.1% increase in service revenue and a 76.2% increase in product and other revenue.

         Service revenue. Service revenue increased $19.1 million from $11.2 million for the three months ended March 31, 1996 to $30.3 million for the three months ended March 31, 1997. This increase was largely due to: (i) the acquisitions completed subsequent to the IPO accounted for under the purchase method of accounting; and (ii) internal growth in service revenue at the Founding Companies and the Pooled Companies of 13.9%.

         Product and other revenue. Product and other revenue increased $809,000 from $1.1 million for the three months ended March 31, 1996 to $1.9 million for the three months ended March 31, 1997. This increase was primarily due to increased product revenue associated with the purchase of B&B Information and Image Management, Inc. in May 1996.

         Gross profit

         Gross profit increased 165.3% from $4.1 million for the three months ended March 31, 1996 to $10.9 million for the three months ended March 31, 1997, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 33.5% for the three months ended March 31, 1996 to 33.8% for the three months ended March 31, 1997, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to the IPO.

         Selling, general and administrative expenses

         SG&A increased 107.8% from $3.4 million, or 28.0% of revenue, for the three months ended March 31, 1996 to $7.1 million, or 22.2% of revenue, for the three months ended March 31, 1997, primarily due to SG&A associated with the acquisitions completed since the IPO. After giving effect to the Compensation Differential in each period SG&A increased 123.3% from $3.1 million or 25.3% of revenue for the three months ended March 31, 1996 to $6.9 million, or 21.5% of revenue for the three months ended March 31, 1997. This decrease was a result of: (i) a decrease in SG&A as a percentage of revenue at the Founding Companies and Pooled Companies from 21.9% for the three months ended March 31, 1996 to 19.7% for the three months ended March 31, 1997, primarily due to spreading the companies' fixed cost over a larger revenue base; and (ii) lower average SG&A as a percentage of revenue associated with the acquisitions subsequent to the IPO relative to the Founding Companies and Pooled Companies. These reductions were offset by increased corporate overhead required to manage the consolidated group of companies and deal costs related to the acquisition of the Pooled Companies.

         Pro forma operating income

         Pro forma operating income adjusted for the Compensation Differential increased 257.1% from $988,000, or 8.1% of revenue, for the three months ended March 31, 1996 to $3.5 million, or 11.0% of revenue for the three months ended March 31, 1997.

         Pro forma income before income taxes and pro forma net income

         Pro forma income before income taxes adjusted for the Compensation Differential increased 222.3% from $1.1 million for the three months ended March 31, 1996 to $3.6 million for the three months ended March 31, 1997, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes increased 216.4% from $664,000 for the three months ended March 31, 1996 to $2.1 million for the three months ended March 31, 1997, largely attributable to the factors discussed above. Net income for the three months ended March 31, 1997 was impacted by a higher effective tax rate attributable to the impact of nondeductible goodwill associated with certain of the acquisitions subsequent to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had $20.2 million of working capital and $13.1 million of cash. Cash used in operating activities for the three months ended March 31, 1997 was $1.8 million. Net cash used in operating activities for the three months ended March 31, 1997 was impacted by (i) an increase in accounts receivable related to the Company's growth in revenue; and
(ii) a reduction in accounts payable and accrued liabilities primarily due to the payment of 1996 Federal and State income and franchise taxes. Cash used for investing activities was $5.5 million, as the Company paid $4.4 million for acquisitions, net of cash acquired. Cash used for financing activities was $0.9 million.

         During the three months ended March 31, 1996, cash flows provided by operating activities were $2.4 million. Cash used for investing activities was $7.1 million, as the Company paid $6.5 million for acquisitions, net of cash acquired. Cash provided by financing activities was $14.9 million primarily due to the Company's IPO in January 1996.

         The Company raised $43.6 million in a public stock offering in December 1996 (the "December Offering"). The Company repaid its outstanding borrowings on its credit facility (the "Line of Credit") of $22.8 million, and assumed and repaid $1.5 million of debt in acquisitions subsequent to the December Offering. The Company has used $7.7 million in acquisition since the December Offering and $1.8 million as working capital. As of March 31, 1997, cash and cash equivalents included $9.8 million remaining from proceeds of the December Offering.

         The Company anticipates that cash on hand, cash from operations, additional bank financing available under the Line of Credit, and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. The availability under the Line of Credit as of March 31, 1997 was $5.0 million for working capital and general corporate purposes, and approximately $8.8 million for acquisitions. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has filed an acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 2,500,000 shares were available at March 31, 1997. The Company expects to renegotiate the Line of Credit in the near future in order to increase its flexibility in executing its acquisition strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Rule 304 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         The following information relates to securities of the Company issued or sold during the first quarter of 1997 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         (i) In March 1997, the Company issued 1,083,636 shares of Common Stock for $.01 par value per share to the stockholders of MAVRICC and Input in connection with the acquisitions by the Company of all of the outstanding shares of MAVRICC and Input.

         Each of these transactions was completed without registration of the relevant securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27       Financial Data Schedule

(b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K with the Commission on April 9, 1997, reporting under Items 2, 5 and 7 thereto the acquisitions by the Company of MAVRICC Management Systems, Inc., MMS Escrow and Transfer Agency, Inc., and Input of Texas, Inc. No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                            F.Y.I. Incorporated


Date:   May 13, 1997                        By: /s/ Ed H. Bowman, Jr.
                                               ---------------------
                                               Ed H. Bowman, Jr.
                                               Chief Executive Officer


Date:   May 13, 1997                        By: /s/ David Lowenstein
                                               --------------------
                                               David Lowenstein
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date:   May 13, 1997                        By: /s/ Timothy J. Barker
                                               ---------------------
                                               Timothy J. Barker
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

  Exhibit
  Number                   Description
  -------                  -----------
27                 Financial Data Schedule