Form 10-Q
period 1997-06-30
FYI INC
filed 1997-08-08
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

          Yes        X                                              No
                   -----                                                -----

         As of July 31, 1997, 10,116,332 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1997

                                                          INDEX

PART I.  FINANCIAL INFORMATION

Item 1     Financial Statements                                                                  3

           Consolidated Balance Sheets - December 31, 1996 and June 30, 1997 (unaudited)         4

           Consolidated Statements of Operations - Three months and six months ended June 30,
               1996 and 1997 (unaudited)                                                         5

           Consolidated Statements of Cash Flows - Six months ended
               June 30, 1996 and 1997 (unaudited)                                                6

           Notes to Consolidated Financial Statements - June 30, 1997                            7

Item 2     Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                    10

Item 3     Quantitative and Qualitative Disclosures about Market Risk                           14


PART II.         OTHER INFORMATION

Item 4     Submission of Matters to a Vote of Security Holders                                II-1

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

SIGNATURES                                                                                    II-3



PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                       December 31,           June 30,
                                                                           1996                 1997
                                                                           ----                 ----
                                                   ASSETS                         (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                              $  21,352               $  7,939
   Accounts receivable and notes receivable, less allowance of $1,240 and
     $1,406, respectively                                                    19,695                 24,860
   Inventory                                                                    522                  1,126
   Prepaid expenses and other current assets                                    939                  1,539
                                                                          ---------               --------
           Total current assets                                              42,508                 35,464

PROPERTY, PLANT AND EQUIPMENT, net                                           13,303                 14,927
GOODWILL AND OTHER INTANGIBLES                                               43,235                 51,349
NOTES RECEIVABLE, STOCKHOLDER - LONG TERM                                       643                    643
OTHER NONCURRENT ASSETS                                                       2,445                  2,177
                                                                          ---------               --------

           Total assets                                                   $ 102,134               $104,560
                                                                          =========               ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                 $15,219                $11,015
   Short-term obligations                                                       250                     -
   Current maturities of long-term obligations                                  585                    696
   Unearned revenue                                                           1,087                  1,734
   Federal income taxes payable                                               3,439                    448
                                                                          ---------               --------
           Total current liabilities                                         20,580                 13,893

LONG-TERM OBLIGATIONS, net of current maturities                              4,662                  3,862
DEFERRED INCOME TAXES, net of current portion                                   351                    573
                                                                          ---------               --------

           Total liabilities                                                 25,593                 18,328
                                                                          ---------               --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      0 shares issued and outstanding                                           -                      -
   Common stock, $.01 par value, 26,000,000 shares authorized,
      9,728,726 and 10,076,472 shares issued and outstanding at
      December 31, 1996 and June 30, 1997, respectively                          97                    101
   Additional paid-in-capital                                                74,191                 79,561
   Retained earnings                                                          2,754                  7,071
                                                                          ---------               --------
                                                                             77,042                 86,733
   Less - Treasury stock, $.01 par value, 36,670 shares
      at December 31, 1996 and June 30, 1997, respectively                    (501)                  (501)
                                                                          ---------               --------
   Total stockholders' equity                                                76,541                 86,232
                                                                          ---------               --------
                       Total liabilities and stockholders' equity         $ 102,134               $104,560
                                                                          =========               ========


                 The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                                  Three Months              Six Months
                                                                     Ended                    Ended
                                                                    June 30,                 June 30,
                                                            -----------------------  --------------------------
                                                               1996          1997        1996          1997
                                                            -----------  ----------  ------------  ------------
                                                                  (unaudited)                (unaudited)
REVENUE:
   Service revenue                                           $  18,310    $  32,508    $  29,470   $  62,762
   Product and other revenue                                     1,971        1,944        3,032       3,814
        Total revenue                                        ---------    ---------    ---------   ---------
                                                                20,281       34,452       32,502      66,576


COST OF SERVICES                                                11,581       20,450       18,691      39,726
COST OF PRODUCTS SOLD                                            1,279        1,423        2,036       2,774
DEPRECIATION                                                       482          705          746       1,352
                                                             ---------    ---------    ---------   ---------
                 Gross profit                                    6,939       11,874       11,029      22,724
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      4,941        7,469        8,367      14,592
AMORTIZATION                                                        63          437           72         852
                                                             ---------    ---------    ---------   ---------
                 Operating income                                1,935        3,968        2,590       7,280
OTHER (INCOME) EXPENSE:
   Interest expense                                                140          170          176         355
   Interest income                                                 (89)        (165)        (197)       (412)
   Other (income) expense, net                                     (13)           7          (58)         36
                                                             ---------    ---------    ---------   ---------

                 Income before income taxes                      1,897        3,956        2,669       7,301
PROVISION FOR INCOME TAXES                                         715        1,662        1,018       2,984
                                                             ---------    ---------    ---------   ---------

NET INCOME                                                   $   1,182    $   2,294    $   1,651   $   4,317
                                                             =========    =========    =========   =========
PRO FORMA DATA:
   Historical net income                                     $   1,182    $      --    $   1,651   $   4,317
   Pro forma compensation differential                             378           --          712         216
   Pro forma provision for income taxes                            201           --          340         139
                                                             ---------    ---------    ---------   ---------

PRO FORMA NET INCOME                                          $  1,359    $    2,294   $   2,023   $   4,394
                                                              ========    ==========   =========   =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                                   6,648         9,972       6,564       9,897
                                                              ========    ==========   =========   =========

NET INCOME PER COMMON SHARE                                   $   0.18    $     0.23   $    0.25   $    0.44
                                                              ========    ==========   =========   =========

PRO FORMA NET INCOME PER COMMON SHARE                         $   0.20    $     0.23   $    0.31   $    0.44
                                                              ========    ==========   =========   =========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Six Months Ended
                                                                         ---------------------------------
                                                                         June 30,                 June 30,
                                                                           1996                     1997
                                                                         -----------             ---------
                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   1,651               $  4,317
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities
           Depreciation and amortization                                        818                  2,204
           Change in operating assets and liabilities:
               Accounts receivable                                            1,028                 (3,616)
               Inventory                                                        (20)                  (264)
               Prepaid expenses and other assets                                 85                   (194)
               Accounts payable and accrued liabilities                        (432)                (4,657)
               Unearned revenue                                                  (2)                   533
                                                                           --------                -------

                     Net cash provided by (used in) operating activities      3,128                 (1,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                 (1,203)                (2,343)
   Distribution from partnership                                                 96                     60
   Cash paid for acquisitions, net of cash received                         (20,749)                (7,777)
                                                                            --------                -------
                     Net cash used in investing activities                  (21,856)               (10,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock issuance, net of underwriting
      discounts and other costs                                              23,088                    295
   Distribution to shareholders of pooled companies                              -                    (100)
   Proceeds from short-term obligations                                       2,765                     20
   Proceeds from long-term obligations                                        8,150                     -
   Cash paid for debt issuance costs                                         (1,487)                    -
   Principal payments on short-term obligations                              (3,794)                  (250)
   Principal payments on long-term obligations                               (6,604)                (1,641)
                                                                            -------                 -------
                     Net cash provided by (used in) financing activities     22,118                 (1,676)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          3,390                (13,413)

CASH AND CASH EQUIVALENTS, beginning of period                                   63                 21,352
                                                                          ---------               --------
CASH AND CASH EQUIVALENTS, end of period                                  $   3,453               $  7,939
                                                                          =========               ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements and related notes to consolidated financial statements include: (i) the accounts of F.Y.I. Incorporated (the "Company" or "F.Y.I."); (ii) the seven document management services businesses ("Founding Companies") acquired simultaneously with the closing of F.Y.I.'s initial public offering (the "IPO") on January 23, 1996 based on an effective date of January 31, 1996; and (iii) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (iv) give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method of accounting for all periods presented.

         In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at June 30, 1997, its results of operations for the three months and six months ended June 30, 1996 and 1997, and its cash flows for the six months ended June 30, 1996 and 1997. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 11, 1997, and the Company's Current Report on Form 8-K filed with the Commission on April 9, 1997. The results of operations for the interim periods ended June 30, 1997 and 1996 will not be indicative of the results for the full year because of the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date.

         Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.       PRO FORMA NET INCOME

         The Company acquired The Rust Consulting Group, Inc. ("Rust") in December 1996, MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC"), in March 1997 and Input of Texas, Inc. ("Input") in March 1997, all in transactions that were accounted for as poolings-of-interests (collectively, the "Pooled Companies"). The Pooled Companies had previously been managed as independent, privately-held companies operating under a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the owners and certain key employees had received from the businesses during those periods. In connection with the acquisitions, the owners and certain key employees have entered into employment agreements that provide for compensation and related benefits at levels lower than the historical amounts. The differential between the historical compensation and the compensation set forth in the employment agreements is referred to as the "Compensation Differential." The pro forma data present compensation at the levels the owners and certain key employees have agreed to receive subsequent to the acquisitions. In addition, the pro forma data present the incremental provision for taxes as if all entities had been subject to federal and state income taxes and include the impact of the Compensation Differential discussed above.

3.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The number of shares (in thousands) used in calculating net income per share was determined as follows:

                                                                    Three Months             Six Months
                                                                        Ended                  Ended
                                                                 -------------------     --------------------
                                                                 June 30,    June 30,     June 30,    June 30,
                                                                   1996        1997        1996         1997
                                                                 -------     -------      ------      -------

   Outstanding F.Y.I. shares                                       6,632      9,956        6,548        9,881
   Warrants to purchase stock under the treasury stock method         16         16           16           16
                                                                 -------     ------      -------      -------
   Number of shares used in net income per share calculation
                                                                   6,648      9,972        6,564        9,897
                                                                 =======     =======     =======      =======

         The Company intends to adopt SFAS No. 128 "Earnings Per Share" effective December 15, 1997. This statement requires the replacement of primary earnings per share with basic earnings per share and fully diluted earnings per share with diluted earnings per share. Management of the Company does not expect that the adoption of this statement will have a material impact on the earnings per share calculation.

4.       BUSINESS COMBINATIONS

         Since the IPO and through December 31, 1996, the Company acquired 18 additional document management businesses, of which 17 were accounted for as purchases and one was accounted for as a pooling-of-interests.

         During the first six months of 1997, the Company acquired six additional document management businesses, four of which were accounted for as purchases (the "Purchased Companies") and two of which were accounted for under the pooling-of-interests method. The four acquisitions accounted for as purchases were Acadian Consulting, Inc., Computer Central Corporation, Deliverex of San Francisco and Information Management Corporation. The aggregate consideration paid for the Purchased Companies consisted of $4,890,000 in cash and 231,241 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):

         Consideration Paid                                            $8,584
         Estimated Fair Value of Tangible Assets                        2,774
         Estimated Fair Value of Liabilities                            2,115
         Goodwill                                                       7,925

         The average fair market value of the shares of Common Stock used in calculating the consideration paid was $15.98, which represents a 30% to 35% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

         The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations.

         All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the healthcare, legal, and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill will be amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with the Purchased Companies is not deductible for income tax purposes.

         The two acquisitions completed in 1997 accounted for as poolings-of-interests are MAVRICC and Input. The Company acquired all of the outstanding stock of MAVRICC and Input in exchange for 1,083,636 shares of Common Stock. The Company's consolidated financial statements give retroactive effect to the acquisitions of MAVRICC and Input for all periods presented herein. The interim results of the Company for the period from January 1, 1996 to June 30, 1996 have been restated for the MAVRICC and Input acquisitions. Restated total revenue, net income, pro forma net income and weighted average shares outstanding after giving effect to the MAVRICC and Input acquisitions are summarized below:

                                                       Three Months Ended              Six Months Ended
                                                         June 30, 1996                   June 30, 1996
                                                     -----------------------         -----------------------
                                                                  As Previously                   As Previously
                                                     As Restated    Reported         As Restated    Reported
                                                     -----------    --------         -----------    --------
                                                          (unaudited, in thousands, except per share data)
   Revenue                                            $ 20,281      $17,063           $32,502       $26,271
   Net income                                            1,182          962             1,651         1,347
   Net income per share                               $   0.18      $  0.17           $  0.25      $   0.25
   Pro forma net income                                  1,359          968             2,023         1,358
   Pro forma net income per share                     $   0.20      $  0.17           $  0.31      $   0.25
   Weighted average shares outstanding                   6,648        5,564             6,564         5,480

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Part II. OTHER INFORMATION Item 5. Other Information."

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

         Cost of services consists primarily of compensation and benefits to non-administrative employees, occupancy costs, equipment costs and supplies. Cost of products sold relates to micrographics and business imaging supplies and equipment.

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


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenue

         Total revenue. Total revenue increased 69.9% from $20.3 million for the three months ended June 30, 1996 to $34.5 million for the three months ended June 30, 1997. This increase was comprised of a 77.5% increase in service revenue and a 1.4% decrease in product and other revenue.

         Service revenue. Service revenue increased $14.2 million from $18.3 million for the three months ended June 30, 1996 to $32.5 million for the three months ended June 30, 1997. This increase was largely due to: (i) the acquisitions completed subsequent to June 30, 1996 accounted for under the purchase method of accounting; and (ii) internal growth of 10.8% in service revenue at the Founding Companies, the Pooled Companies and the companies acquired and accounted for under the purchase method of accounting consummated in the first and second quarter of 1996.

         Product and other revenue. Product and other revenue decreased $27,000 from $2.0 million for the three months ended June 30, 1996 to $1.9 million for the three months ended June 30, 1997. This decrease was primarily due to decreased sales of micrographic supplies and equipment.

         Gross profit

         Gross profit increased 71.1% from $6.9 million for the three months ended June 30, 1996 to $11.9 million for the three months June 30, 1997, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 34.2% for the three months ended June 30, 1996 to 34.5% for the three months ended June 30, 1997, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to the IPO.

         Selling, general and administrative expenses

         SG&A increased 51.2% from $4.9 million, or 24.4% of revenue, for the three months ended June 30, 1996 to $7.5 million, or 21.7% of revenue, for the three months ended June 30, 1997, primarily due to SG&A associated with the acquisitions completed since the first quarter of 1996. After giving effect to the Compensation Differential in the three months ended June 30, 1996, SG&A increased 63.7% from $4.6 million, or 22.5% of revenue, to $7.5 million, or 21.7% of revenue. This decrease as a percentage of revenue was a result of:
(i) a decrease in SG&A as a percentage of revenue at the Founding Companies and Pooled Companies from 20.6% for the three months ended June 30, 1996 to 19.1% for the three months ended June 30, 1997, primarily due to spreading the companies' fixed cost over a larger revenue base; and (ii) lower average SG&A as a percentage of revenue associated with the acquisitions subsequent to the IPO relative to the Founding Companies and Pooled Companies. These reductions were offset by increased corporate overhead required to manage the consolidated group of companies.

         Pro forma operating income

         Pro forma operating income adjusted for the Compensation Differential for the three months ended June 30, 1996 increased 71.5% from $2.3 million, or 11.4% of revenue, for the three months ended June 30, 1996 to $4.0 million, or 11.5% of revenue, for the three months ended June 30, 1997.

         Pro forma income before income taxes and pro forma net income

         Pro forma income before income taxes adjusted for the Compensation Differential for the three months ended June 30, 1996 increased 73.8% from $2.3 million for the three months ended June 30, 1996 to $4.0 million for the three months ended June 30, 1997, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes for the three months ended June 30, 1996 increased 68.7% from $1.4 million for the three months ended June 30, 1996 to $2.3 million for the three months ended June 30, 1997, largely attributable to the factors discussed above. Net income for the three months ended June 30, 1997 was impacted by a higher effective tax rate attributable to the impact of nondeductible goodwill associated with certain of the acquisitions subsequent to the IPO.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenue

         Total revenue. Total revenue increased 104.8% from $32.5 million for the six months ended June 30, 1996 to $66.6 million for the six months ended June 30, 1997. This increase was comprised of a 113.0% increase in service revenue and a 25.8% increase in product and other revenue.

         Service revenue. Service revenue increased $33.3 million from $29.5 million for the six months ended June 30, 1996 to $62.8 million for the six months ended June 30, 1997. This increase was largely due to: (i) the acquisitions completed subsequent to the IPO accounted for under the purchase method of accounting; and (ii) internal growth of 12.2% in service revenue at the Founding Companies, the Pooled Companies and companies acquired and accounted for under the purchase method of accounting consummated in the first and second quarter of 1996.

         Product and other revenue. Product and other revenue increased $782,000 from $3.0 million for the six months ended June 30, 1996 to $3.8 million for the six months ended June 30, 1997. This increase was primarily due to increased product revenue associated with the purchase of B&B Information and Image Management, Inc. in May 1996.

         Gross profit

         Gross profit increased 106.0% from $11.0 million for the six months ended June 30, 1996 to $22.7 million for the six months June 30, 1997, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 33.9% for the six months ended June 30, 1996 to 34.1% for the six months ended June 30, 1997, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to the IPO.

         Selling, general and administrative expenses

         SG&A increased 74.4% from $8.4 million, or 25.7% of revenue, for the six months ended June 30, 1996 to $14.6 million, or 21.9% of revenue, for the six months ended June 30, 1997, primarily due to SG&A associated with the acquisitions completed since the IPO. After giving effect to the Compensation Differential in each period, SG&A increased 87.8% from $7.7 million, or 23.6% of revenue, for the six months ended June 30, 1996 to $14.4 million, or 21.6% of revenue, for the six months ended June 30, 1997. This decrease as a percentage of revenue was a result of: (i) a decrease in SG&A as a percentage of revenue at the Founding Companies and Pooled Companies from 20.8% for the six months ended June 30, 1996 to 19.4% for the six months ended June 30, 1997, primarily due to spreading the companies' fixed cost over a larger revenue base; and (ii) lower average SG&A as a percentage of revenue associated with the acquisitions subsequent to the IPO relative to the Founding Companies and Pooled Companies. These reductions were offset by increased corporate overhead required to manage the consolidated group of companies and deal costs related to the acquisition of the Pooled Companies.

         Pro forma operating income

         Pro forma operating income adjusted for the Compensation Differential increased 127.0% from $3.3 million, or 10.2% of revenue, for the six months ended June 30, 1996 to $7.5 million, or 11.3% of revenue, for the six months ended June 30, 1997.

         Pro forma income before income taxes and pro forma net income

         Pro forma income before income taxes adjusted for the Compensation Differential increased 122.3% from $3.4 million for the six months ended June 30, 1996 to $7.5 million for the six months ended June 30, 1997, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes increased 117.2% from $2.0 million for the six months ended June 30, 1996 to $4.4 million for the six months ended June 30, 1997, largely attributable to the factors discussed above. Net income for the six months ended June 30, 1997 was impacted by a higher effective tax rate attributable to the impact of nondeductible goodwill associated with certain of the acquisitions subsequent to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Company had $21.6 million of working capital and $7.9 million of cash. Cash used in operating activities for the six months ended June 30, 1997 was $1.7 million. Net cash used in operating activities for the six months ended June 30, 1997 was impacted by: (i) an increase in accounts receivable related to the Company's growth in revenue; and (ii) a reduction in accounts payable and accrued liabilities primarily due to the payment of 1996 Federal and State income and franchise taxes. Cash used for investing activities was $10.1 million, as the Company paid $7.8 million for acquisitions, net of cash acquired. Cash used for financing activities was $1.7 million.

         During the six months ended June 30, 1996, cash flows provided by operating activities were $3.1 million. Cash used for investing activities was $21.9 million, as the Company paid $20.7 million for acquisitions, net of cash acquired. Cash provided by financing activities was $22.1 million primarily due to the Company's IPO in January 1996.

         The Company raised $43.6 million in a public stock offering in December 1996 (the "December Offering"). The Company repaid its outstanding borrowings on its credit facility (the "Line of Credit") of $22.8 million, and assumed and repaid $2.1 million of debt for acquisitions subsequent to the December Offering. The Company has used $11.1 million in acquisitions since the December Offering and $3.4 million as working capital. As of June 30, 1997, cash and cash equivalents included $4.2 million remaining from the proceeds of the December Offering.

         The Company anticipates that cash on hand, cash from operations, additional bank financing available under the Line of Credit and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. The availability under the Line of Credit as of June 30, 1997 was $5.0 million for working capital and general corporate purposes, and approximately $8.8 million for acquisitions. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has filed an acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 2,383,333 shares were available at June 30, 1997. The Company expects to renegotiate the Line of Credit in the near future in order to increase its flexibility in executing its acquisition strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Rule 304 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 15, 1997, the Company held its annual meeting of stockholders and the stockholders elected eleven (11) directors. The shares voting on the director nominees were cast as follows:

                                               Number of Votes
                                        -------------------------------
 Nominee                                For            Against/Withheld         Abstentions         Broker Non-Votes
 -------                                ---            ----------------         -----------         ----------------
 G. Michael Bellenghi                7,807,782               2,695                  --                     --
 Ed H. Bowman, Jr.                   7,807,782               2,695                  --                     --
 Michael J. Bradley                  7,807,782               2,695                  --                     --
 Kyle C. Kerbawy                     7,807,782               2,695                  --                     --
 Jerry F. Leonard                    7,807,782               2,695                  --                     --
 David Lowenstein                    7,807,782               2,695                  --                     --
 Gregory R. Melanson                 7,807,782               2,695                  --                     --
 Donald F. Moorehead, Jr.            7,807,782               2,695                  --                     --
 Hon. Edward M. Rowell               7,807,782               2,695                  --                     --
 Jonathan B. Shaw                    7,807,782               2,695                  --                     --
 Thomas C. Walker                    7,807,782               2,695                  --                     --

ITEM 5.  OTHER INFORMATION.

RECENT DEVELOPMENTS

         Acquisition Activity. The Company has acquired a total of 32 companies. Since the end of the second quarter, the Company has acquired all of the outstanding shares of Major Legal Services, a litigation support business based in San Francisco, California.

         Officers. In June 1997, the Company announced the appointment of Joe
A. Rose as Senior Vice President.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document management services geographically, to retain customers and attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

3.2      Amended and Restated By-Laws of F.Y.I. Incorporated

10.29    Employment Agreement between F.Y.I. Incorporated and Joe A. Rose

21       List of subsidiaries of F.Y.I. Incorporated

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


                                              F.Y.I. Incorporated


Date:  August 8, 1997                         By: /s/ Ed H. Bowman, Jr.
                                                  ----------------------------
                                                  Ed H. Bowman, Jr.
                                                  Chief Executive Officer


Date:  August 8, 1997                         By: /s/ David Lowenstein
                                                  ----------------------------
                                                  David Lowenstein
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  August 8, 1997                         By: /s/ Timothy J. Barker
                                                  ----------------------------
                                                  Timothy J. Barker
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS


 Exhibit
 Number                     Description
 ------                     -----------
3.2              Amended and Restated By-Laws of F.Y.I. Incorporated

10.29            Employment Agreement between F.Y.I. Incorporated and Joe A.
                 Rose

21               List of subsidiaries of F.Y.I. Incorporated

27               Financial Data Schedule