Form 10-Q
period 1997-09-30
FYI INC
filed 1997-11-10
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

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

         Yes        X                           No
             ---------------                       ---------------

         As of October 31, 1997, 10,335,692 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
               FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements                                                                                           3

         Consolidated Balance Sheets - December 31, 1996 and September 30, 1997 (unaudited)                             4

         Consolidated Statements of Operations - Three months and nine months ended September 30, 1996
                 and 1997 (unaudited)                                                                                   5

         Consolidated Statements of Cash Flows - Nine months ended
                 September 30, 1996 and 1997 (unaudited)                                                                6

         Notes to Consolidated Financial Statements - September 30, 1997                                                7

Item 2   Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                                         10

Item 3   Quantitative and Qualitative Disclosures About Market Risk                                                    14


PART II.                  OTHER INFORMATION
                          -----------------

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

SIGNATURES                                                                                                           II-3

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                                       December 31,     September 30,
                                                                                            1996             1997
                                                                                     ---------------  ---------------
                                  ASSETS                                                      (unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                                   $        21,352  $         7,492
         Accounts receivable and notes receivable, less allowance of $1,240 and
             $2,174, respectively                                                             19,695           27,684
         Inventory                                                                               522            1,154
         Notes receivable, stockholders - short-term                                             --               354
         Prepaid expenses and other current assets                                               939            2,038
                                                                                     ---------------  ---------------
                 Total current assets                                                         42,508           38,722

PROPERTY, PLANT AND EQUIPMENT, net                                                            13,303           17,397
GOODWILL AND OTHER INTANGIBLES                                                                43,235           54,978
NOTES RECEIVABLE, STOCKHOLDERS - LONG TERM                                                       643              321
OTHER NONCURRENT ASSETS                                                                        2,445            1,969
                                                                                     ---------------  ---------------

         Total assets                                                                $       102,134  $       113,387
                                                                                     ===============  ===============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued liabilities                                            $15,219          $11,533
         Short-term obligations                                                                  250              --
         Current maturities of long-term obligations                                             585              944
         Unearned revenue                                                                      1,087            1,407
         Federal income taxes payable                                                          3,439            1,598
                                                                                     ---------------  ---------------
                 Total current liabilities                                                    20,580           15,482

LONG-TERM OBLIGATIONS, net of current maturities                                               4,662            3,716
DEFERRED INCOME TAXES, net of current portion                                                    351              967
                                                                                     ---------------  ---------------

                 Total liabilities                                                            25,593           20,165
                                                                                     ---------------  ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 1,000,000 shares authorized,
                 0 shares issued and outstanding                                                 --               --
         Common stock, $.01 par value, 26,000,000 shares authorized,
                 9,728,726 and 10,331,959 shares issued and outstanding at
                 December 31, 1996 and September 30, 1997, respectively                           97              103
         Additional paid-in-capital                                                           74,191           84,023
         Retained earnings                                                                     2,754            9,597
                                                                                     ---------------  ---------------
                                                                                              77,042           93,723
         Less - Treasury stock, $.01 par value, 36,670 shares
                 at December 31, 1996 and September 30, 1997, respectively                      (501)            (501)
                                                                                     ---------------  ---------------
         Total stockholders' equity                                                           76,541           93,222
                                                                                     ---------------  ---------------
                 Total liabilities and stockholders' equity                          $       102,134  $       113,387
                                                                                     ===============  ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                          Three Months                            Nine Months
                                                             Ended                                    Ended
                                                           September 30,                            September 30,
                                                   -------------------------------      --------------------------------
                                                       1996              1997                 1996             1997
                                                   --------------   --------------      ---------------     ------------
                                                            (unaudited)                             (unaudited)
REVENUE:
         Service revenue                          $    24,023          $   36,186       $   53,493       $      98,948
         Product and other revenue                      1,915               2,414            4,947               6,228
                                                  -----------          ----------       ----------       -------------
                 Total revenue                         25,938              38,600           58,440             105,176

COST OF SERVICES                                       14,975              22,743           33,666              62,469
COST OF PRODUCTS SOLD                                   1,350               1,750            3,386               4,524
DEPRECIATION                                              452                 894            1,198               2,246
                                                  -----------          ----------       ----------       -------------
                 Gross profit                           9,161              13,213           20,190              35,937
SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES                                       6,518               8,424           14,886              23,016
AMORTIZATION                                              218                 450              290               1,302
                                                  -----------          ----------       ----------       -------------
                 Operating income                       2,425               4,339            5,014              11,619
OTHER (INCOME) EXPENSE:
         Interest expense                                 401                 141              577                 496
         Interest income                                  (31)                (36)            (228)               (448)
         Other (income) expense, net                       85                  24               27                  60
                                                  -----------          ----------       ----------       -------------

                 Income before income taxes             1,970               4,210            4,638              11,511
PROVISION FOR INCOME TAXES                                727               1,684            1,744               4,668
                                                  -----------          ----------       ----------       -------------

NET INCOME                                        $     1,243          $    2,526       $    2,894       $       6,843
                                                  ===========          ==========       ==========       =============
PRO FORMA DATA:
         Historical net income                    $     1,243          $    2,526       $    2,894       $       6,843
         Pro forma compensation differential              998                  --            1,710                 216
         Pro forma provision for income taxes             468                  --              808                 139
                                                  -----------          ----------       ----------       -------------

PRO FORMA NET INCOME                              $     1,773          $    2,526       $    3,796       $       6,920
                                                  ===========          ==========       ==========       =============


WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                    6,977              10,231            6,702              10,008
                                                  ===========          ==========       ==========       =============

NET INCOME PER COMMON SHARE                       $      0.18          $     0.25       $     0.43       $        0.68
                                                  ===========          ==========       ==========       =============

PRO FORMA NET INCOME PER COMMON SHARE             $      0.25          $     0.25       $     0.57       $        0.69
                                                  ===========          ==========       ==========       =============


  The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Nine Months Ended
                                                                               ----------------------------------
                                                                               September 30,        September 30,
                                                                                   1996                  1997
                                                                               -------------        -------------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                            $    2,894              $   6,843
         Adjustments to reconcile net income to net cash provided
                 by (used in) operating activities:
                 Depreciation and amortization                                      1,488                  3,548
                 Deferred tax benefit                                                (274)                   --
                 Change in operating assets and liabilities:
                          Accounts receivable                                         807                 (3,882)
                          Inventory                                                   (58)                  (145)
                          Prepaid expenses and other assets                          (326)                   (61)
                          Accounts payable and accrued liabilities                 (1,761)                (4,702)
                          Unearned revenue                                            103                    206
                                                                               ----------              ---------

                                  Net cash provided by operating activities         2,873                  1,807

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property, plant and equipment                                 (2,573)                (4,350)
         Distribution from partnership                                                106                     60
         Proceeds from sale of property and equipment                                 --                      24
         Cash paid for acquisitions, net of cash received                         (27,365)               (10,090)
                                                                               ----------              ---------
                          Net cash used in investing activities                   (29,832)               (14,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from common stock issuance, net of underwriting
                 discounts and other costs                                         23,448                    691
         Distribution to shareholders of pooled companies                             --                    (100)
         Proceeds from short-term obligations                                       6,128                     20
         Proceeds from long-term obligations                                       14,276                    --
         Cash paid for debt issuance costs                                         (1,602)                   --
         Principal payments on short-term obligations                              (8,607)                  (250)
         Principal payments on long-term obligations                               (2,906)                (1,672)
                                                                               ----------              ---------
                          Net cash provided by (used in) financing activities      30,737                 (1,311)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                3,778                (13,860)
CASH AND CASH EQUIVALENTS, beginning of period                                         63                 21,352
                                                                               ----------              ---------

CASH AND CASH EQUIVALENTS, end of period                                       $    3,841              $   7,492
                                                                               ==========              =========


  The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The accompanying consolidated financial statements and related notes to consolidated financial statements include: (i) the accounts of F.Y.I. Incorporated (the "Company" or "F.Y.I."); (ii) the seven document management services businesses ("Founding Companies") acquired simultaneously with the closing of F.Y.I.'s initial public offering (the "IPO") on January 23, 1996 based on an effective date of January 31, 1996; (iii) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (iv) the retroactive effect of the results of companies acquired in business combinations accounted for under the pooling-of-interests method of accounting for all periods presented.

         In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at September 30, 1997, its results of operations for the three months and nine months ended September 30, 1996 and 1997, and its cash flows for the nine months ended September 30, 1996 and 1997. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 11, 1997 and in the Company's Current Report on Form 8-K filed with the Commission on April 9, 1997. The results of operations for the interim periods ended September 30, 1997 and 1996 will not be indicative of the results for the full year because of the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date.

         Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.       PRO FORMA NET INCOME

         The Company acquired The Rust Consulting Group, Inc. ("Rust") in December 1996, MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997 and Input of Texas, Inc. ("Input") in March 1997, all in transactions that were accounted for as poolings-of-interests (collectively, the "Pooled Companies"). The Pooled Companies had previously been managed as independent, privately-held companies operating under a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the owners and certain key employees had received from the businesses during those periods. In connection with the acquisitions, the owners and certain key employees have entered into employment agreements that provide for compensation and related benefits at levels lower than the historical amounts. The differential between the historical compensation and the compensation set forth in the employment agreements is referred to as the "Compensation

Differential." The pro forma data present compensation at the levels the owners and certain key employees have agreed to receive subsequent to the acquisitions. In addition, the pro forma data present the incremental provision for taxes as if all entities had been subject to federal and state income taxes and include the impact of the Compensation Differential discussed above.

3.       WEIGHTED AVERAGE SHARES OUTSTANDING

         The number of shares (in thousands) used in calculating net income per share was determined as follows:

                                                                          Three Months Ended        Nine Months Ended
                                                                             September 30,            September 30,
                                                                          ------------------       -------------------
                                                                           1996         1997        1996          1997
                                                                          -----        -----       -----         -----
     Outstanding F.Y.I. shares                                            6,961        10,215      6,686         9,992
     Warrants to purchase stock under the treasury stock method              16            16         16            16
                                                                          -----        ------      -----         -----

     Number of shares used in net income per share calculation            6,977        10,231      6,702        10,008
                                                                          =====        ======      =====        ======

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

     During the first nine months of 1997, the Company acquired eight additional document management businesses, six of which were accounted for as purchases (the "Purchased Companies") and two of which were accounted for under the pooling- of-interests method. The six acquisitions accounted for as purchases were Acadian Consultants, Inc., Computer Central Corporation, Deliverex of San Francisco, Information Management Corporation, Major Legal Services and Quality Copy Service, QCSInet, Inc. and affiliates. The aggregate consideration paid for the Purchased Companies consisted of $5,625,000 in cash and 453,685 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):

     Consideration Paid                               $13,185
     Estimated Fair Value of Tangible Assets            7,650
     Estimated Fair Value of Liabilities                6,337
     Goodwill                                          11,872

     The average fair market value of the shares of Common Stock used in calculating the consideration paid was $16.67, which represents a 30% to 35% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

     The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations.

     All intangibles are considered enterprise goodwill. Based on the historical profitability of the Purchased Companies and the trend in the healthcare, legal and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill will be amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with the Purchased Companies is not deductible for income tax purposes.

     The two acquisitions completed in 1997 accounted for as poolings-of-interests are MAVRICC and Input. The Company acquired all of the outstanding stock of MAVRICC and Input in exchange for 1,083,636 shares of Common Stock. The Company's consolidated financial statements give retroactive effect to the acquisitions of MAVRICC and Input for all periods presented herein. The interim results of the Company for the period from January 1, 1996 to September 30, 1996 have been restated for the MAVRICC and Input acquisitions. Restated total revenue, net income, pro forma net income and weighted average shares outstanding after giving effect to the MAVRICC and Input acquisitions are summarized below:

                                                         Three Months Ended                 Nine Months Ended
                                                         September 30, 1996                 September 30, 1996
                                                 ------------------------------         --------------------------------
                                                                  As Previously                            As Previously
                                                 As Restated         Reported           As Restated           Reported
                                                 -----------      -------------         -----------       --------------
                                                             (unaudited, in thousands, except per share data)
     Revenue                                     $   25,938          $   22,613          $   58,440          $  48,884
     Net income                                       1,243               1,131               2,894              2,478
     Net income per common share                 $    0. 18          $     0.19          $     0.43          $    0.43
     Pro forma net income                             1,773               1,233               3,796              2,591
     Pro forma net income per common share       $    0. 25          $     0.21          $    0. 57          $    0.45
     Weighted average shares outstanding              6,977               5,894               6,702              5,619

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

         Introduction

         The Company's revenue is classified as service revenue and product and other revenue. Service revenue relates to the following document management services: (i) document and data conversion services; (ii) records management services; (iii) database management and related services; (iv) medical records release of information services; (v) litigation support services; and (vi) employee and investor services. Product and other revenue represents sales of micrographic and business imaging supplies and equipment, primarily in conjunction with film processing and other micrographic services, sales of filing supplies, shelving and software, commissions on the sales of imaging systems and equipment and franchising fees.

         Cost of services consists primarily of compensation and benefits to non-administrative employees, occupancy costs, equipment costs and supplies. Cost of products sold relates to micrographics and business imaging supplies and equipment, filing supplies, shelving and software.

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


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenue

         Total revenue. Total revenue increased 48.8% from $25.9 million for the three months ended September 30, 1996 to $38.6 million for the three months ended September 30, 1997. This increase was comprised of a 50.6% increase in service revenue and a 26.1% increase in product and other revenue.

         Service revenue. Service revenue increased $12.2 million from $24.0 million for the three months ended September 30, 1996 to $36.2 million for the three months ended September 30, 1997. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to September 30, 1996 accounted for under the purchase method of accounting; (ii) internal growth of 7.0% in service revenue at the Founding Companies and the companies acquired and accounted for under the purchase method of accounting consummated prior to September 30, 1996; and (iii) internal growth of (9.7%) at the Pooled Companies which were acquired subsequent to September 30, 1996.

         Product and other revenue. Product and other revenue increased $499,000 from $1.9 million for the three months ended September 30, 1996 to $2.4 million for the three months ended September 30, 1997. This increase was largely due to: (i) product revenue from the acquisitions completed subsequent to September 30, 1996 accounted for under the purchase method of accounting; and (ii) higher sales of micrographic imaging supplies and equipment.

         Gross profit

         Gross profit increased 44.2% from $9.2 million for the three months ended September 30, 1996 to $13.2 million for the three months September 30, 1997, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue decreased 1.1% from 35.3% for the three months ended September 30, 1996 to 34.2% for the three months ended September 30, 1997, primarily due to reduced gross profit margins at the Pooled Companies associated with the negative internal revenue growth discussed above.

         Selling, general and administrative expenses

         SG&A increased 29.2% from $6.5 million, or 25.1% of revenue, for the three months ended September 30, 1996 to $8.4 million, or 21.8% of revenue, for the three months ended September 30, 1997, primarily due to SG&A incurred at companies acquired subsequent to September 30, 1996. After giving effect to the Compensation Differential in the three months ended September 30, 1996, SG&A increased 52.6% from $5.5 million, or 21.3% of revenue, to $8.4 million, or 21.8% of revenue. This increase as a percentage of revenue was a result of:
(i) absorption of transition expenses due to the integration of the Company's direct mail business in California and the relocation of its document and data conversion activities from its facility in Rosedale, Maryland to its facility in Upper Marlboro, Maryland; and (ii) increased corporate overhead required to manage the consolidated group of companies.

         Pro forma operating income

         Pro forma operating income adjusted for the Compensation Differential for the three months ended September 30, 1996 increased 26.8% from $3.4 million, or 13.2% of revenue, for the three months ended September 30, 1996 to $4.3 million, or 11.2% of revenue, for the three months ended September 30, 1997.

         Pro forma income before income taxes and pro forma net income

         Pro forma income before income taxes adjusted for the Compensation Differential for the three months ended September 30, 1996 increased 41.8% from $3.0 million for the three months ended September 30, 1996 to $4.2 million for the three months ended September 30, 1997, and pro forma net income adjusted for both the Compensation Differential and pro forma provision for taxes for the three months ended September 30, 1996 increased 42.5% from $1.8 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997, largely attributable to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenue

         Total revenue. Total revenue increased 80.0% from $58.4 million for the nine months ended September 30, 1996 to $105.2 million for the nine months ended September 30, 1997. This increase was comprised of a 85.0% increase in service revenue and a 25.9% increase in product and other revenue.

         Service revenue. Service revenue increased $45.5 million from $53.5 million for the nine months ended September 30, 1996 to $98.9 million for the nine months ended September 30, 1997. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to September 30, 1996 accounted for under the purchase method of accounting; (ii) internal growth of 7.8% in service revenue at the Founding Companies and the companies acquired and accounted for under the purchase method of accounting consummated prior to September 30, 1996; and (iii) internal growth of 12.4% at the Pooled Companies which were acquired subsequent to September 30, 1996.

         Product and other revenue. Product and other revenue increased $1.3 million from $4.9 million for the nine months ended September 30, 1996 to $6.2 million for the nine months ended September 30, 1997. This increase was largely due to: (i) higher sales of micrographic imaging supplies and equipment; and
(ii) revenue from the acquisitions completed subsequent to September 30, 1996 accounted for under the purchase method of accounting, primarily derived from sales of shelving and filing supplies.

         Gross profit

         Gross profit increased 78.0% from $20.2 million for the nine months ended September 30, 1996 to $35.9 million for the nine months September 30, 1997, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue decreased from 34.5% for the nine months ended September 30, 1996 to 34.2% for the nine months ended September 30, 1997, primarily due to lower gross profit margins experienced at the Pooled Companies.

         Selling, general and administrative expenses

         SG&A increased 54.6% from $14.9 million, or 25.5% of revenue, for the nine months ended September 30, 1996 to $23.0 million, or 21.9% of revenue, for the nine months ended September 30, 1997, primarily due to SG&A associated with acquisitions subsequent to September 30, 1996. After giving effect to the Compensation Differential in each period, SG&A increased 73.0% from $13.2 million, or 22.5% of revenue, for the nine months ended September 30, 1996 to $22.8 million, or 21.7% of revenue, for the nine months ended September 30, 1997. This decrease as a percentage of revenue was a result of a decrease in SG&A as a percentage of revenue at the Founding Companies and Pooled Companies from 20.6% for the nine months ended September 30, 1996 to 19.1% for the nine months ended September 30, 1997, primarily due to spreading the companies' fixed costs over a larger revenue base. These reductions were offset by increased corporate overhead required to manage the consolidated group of companies and deal costs related to the acquisition of the Pooled Companies.


         Pro forma operating income

         Pro forma operating income adjusted for the Compensation Differential increased 76.0% from $6.7 million, or 11.5% of revenue, for the nine months ended September 30, 1996 to $11.8 million, or 11.3% of revenue, for the nine months ended September 30, 1997.

         Pro forma income before income taxes and pro forma net income

         Pro forma income before income taxes adjusted for the Compensation Differential increased 84.7% from $6.3 million for the nine months ended September 30, 1996 to $11.7 million for the nine months ended September 30, 1997, and pro forma net income adjusted for both the Compensation Differential and pro forma provision for taxes increased 82.3% from $3.8 million for the nine months ended September 30, 1996 to $6.9 million for the nine months ended September 30, 1997, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had $23.2 million of working capital and $7.5 million of cash. Cash provided by operating activities for the nine months ended September 30, 1997 was $1.8 million. Net cash provided by operating activities for the nine months ended September 30, 1997 was impacted by: (i) a reduction in accounts payable and accrued liabilities primarily due to payment of 1996 Federal and state income and franchise taxes; and (ii) an increase in accounts receivable related to the Company's growth in revenue. Cash used for investing activities was $14.4 million, as the Company paid $10.1 million for acquisitions, net of cash acquired. Cash used for financing activities was $1.3 million.

         During the nine months ended September 30, 1996, cash flows provided by operating activities were $2.9 million. Cash used for investing activities was $29.8 million, as the Company paid $27.4 million for acquisitions, net of cash acquired. Cash provided by financing activities was $30.7 million, primarily due to the Company's IPO in January 1996.


         The Company raised $43.6 million in a public stock offering in December 1996 (the "December Offering"). The Company repaid its outstanding borrowings on its credit facility (the "Line of Credit") of $22.8 million, and assumed and repaid $4.1 million of debt for acquisitions subsequent to the December Offering. The Company has used $11.5 million in acquisitions since the December Offering and $5.2 million for working capital purposes. As of September 30, 1997, no proceeds were remaining from the December Offering.

         The Company anticipates that cash on hand, cash from operations, additional bank financing available under the Line of Credit and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. The availability under the Line of Credit as of September 30, 1997 was $5.0 million for working capital and general corporate purposes, and approximately $8.8 million for acquisitions. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has filed an acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 2,081,324 shares were available at September 30, 1997. The Company expects to renegotiate the Line of Credit in the near future in order to increase its flexibility in executing its acquisition strategy.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Rule 304 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

RECENT DEVELOPMENTS

         Acquisition Activity. The Company has acquired a total of 33 companies. In July 1997, the Company acquired all of the outstanding shares of Major Legal Services, a litigation support business based in San Francisco, California. In August 1997, the Company acquired all of the outstanding shares of Quality Copy Service, QCSInet, Inc. and affiliates, which are medical records release of information businesses primarily serving hospitals and state disability departments and headquartered in Miami, Florida with operations in Massachusetts, Michigan, North Carolina, South Carolina, New York, Oregon, Colorado and Pennsylvania.

         Officers. In November 1997, the Company announced the appointment of Timothy J. Barker as Senior Vice President and Chief Financial Officer. Mr. Barker joined F.Y.I. in June 1995 and has been Vice President and Chief Accounting Officer since July 1996. David Lowenstein was acting Chief Financial Officer and will continue in his role as Executive Vice President - Corporate Development and Treasurer.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, or entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document management services geographically, to retain customers and attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

10.30    Amended and Restated Employment Agreement between F.Y.I. Incorporated and Joe A. Rose

21       List of subsidiaries of F.Y.I. Incorporated

27       Financial Data Schedule


(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                F.Y.I. Incorporated


Date:    November 10, 1997       By: /s/ Ed H. Bowman, Jr.
                                    ---------------------
                                    Ed H. Bowman, Jr.
                                    Chief Executive Officer


Date:    November 10, 1997       By: /s/ Timothy J. Barker
                                    ---------------------
                                    Timothy J. Barker
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                                     Description
------                                     -----------
10.30            Amended and Restated Employment Agreement between F.Y.I. Incorporated and Joe A. Rose

21               List of subsidiaries of F.Y.I. Incorporated

27               Financial Data Schedule