Form 10-K405
period 1997-12-31
FYI INC
filed 1998-03-11
CIK 936931

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 19, 1998 was $241,718,354, based on the last sale price ($25.125) of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on February 19, 1998.

     As of February 19, 1998, 11,377,332 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1997 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                              F.Y.I. INCORPORATED

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
            PART I
Item 1.     Business....................................................    3
Item 2.     Properties..................................................   14
Item 3.     Legal Proceedings...........................................   14
Item 4.     Submission of Matters to a Vote of Security Holders.........   14
            PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   15
Item 6.     Selected Financial Data.....................................   16
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   18
Item 8.     Financial Statements and Supplementary Data.................   23
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   43
            PART III
Item 10.    Directors and Executive Officers of the Registrant..........   44
Item 11.    Executive Compensation......................................   44
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   44
Item 13.    Certain Relationships and Related Transactions..............   44
            PART IV
Item 14.    Exhibits, Financial Statements Schedules, and Reports on
            Form 8-K....................................................   44

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     F.Y.I. Incorporated ("F.Y.I." or the "Company") was founded in September 1994 to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: healthcare, law, banking, insurance, retailing, manufacturing and government. The Company's primary strategy is to acquire, integrate and operate companies in the highly fragmented document and information outsourcing solutions industry. In January 1996, F.Y.I. acquired, simultaneously with the closing of its initial public offering (the "IPO"), seven document management services businesses (the "Founding Companies"). Since the IPO, and through December 31, 1997, the Company acquired 29 additional companies (the "Subsequent Acquisitions"). Since December 31, 1997, the Company has acquired five additional companies, for a total of 41 acquisitions since the Company's inception. The Company intends to continue to aggressively pursue strategic acquisitions in existing and new markets, cross-sell its full range of services to its current customer base and expand the marketing of its services to new customers.

     An estimated four trillion documents are generated annually in the United States. A significant portion of the processing, management and storage of these documents is outsourced to small service companies. Further, the Company believes that the document and information outsourcing solutions market is growing due to several factors, including: (i) government regulations that require lengthy document retention periods and rapid accessibility for many types of records; (ii) increased customer expectations of low cost access to records on short notice and, in many instances, at disparate locations; (iii) the increasing litigiousness of society, necessitating access to relevant documents and records for extended periods; and (iv) continuing advancements in computer, networking, facsimile, printing and other technologies which have greatly facilitated the production and wide distribution of documents.

     The Company's target clients generate large volumes of documents and require specialized processing, distribution, storage and retrieval of these documents and the information they contain. The Company believes that these clients will continue to increase their outsourcing of document and information management in order to maintain their focus on core operating competencies and revenue generating activities; reduce fixed costs, including labor and equipment costs; and gain access to new technologies without incurring the expense and risk of near-term obsolescence of such technologies.

     The document and information outsourcing solutions business is highly fragmented. The Company believes that many small document management services businesses: (i) have insufficient capital for expansion; (ii) cannot keep abreast of rapidly changing technologies; (iii) lack effective marketing programs; and (iv) are unable to meet the needs of large, geographically dispersed clients. In addition, there are a limited number of options for owners of such businesses to obtain liquidity by selling their businesses. As a result, the Company believes that many owners of such businesses will continue to be receptive to its acquisition program.

BUSINESS STRATEGY

     The Company's goal is to become a national, single source provider of document and information outsourcing solutions to information and document intensive industries, including: healthcare, law, banking, insurance, retailing, manufacturing and government. In order to achieve this goal, the Company is implementing its focused business strategy based on the following key principles:

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

     Capitalize on Cross-Selling Opportunities. The Company intends to continue to cross-sell in two primary ways. First, the Company intends to sell its existing clients additional document and information solutions provided by the Company's other businesses. Second, the Company intends to use its knowledge with respect to specific industry segments to sell such services to new clients.

     Achieve Cost Savings Through Consolidation and Economies of Scale. The Company believes that it will be able to achieve significant savings by combining a number of general and administrative functions at the corporate level, by reducing or eliminating redundant functions and facilities, and by implementing corporate purchasing programs. For example, the Company has implemented an insurance plan, employee benefits programs and purchasing plans for certain items, such as paper, microfilm and storage racks for the Company and its subsidiaries, on a combined basis. To the extent that the Company is able to expand through the acquisition of additional document and information management businesses, the Company believes that such cost savings will continue to accrue.

     Operate With a Decentralized Management Strategy. The Company believes that the experienced local management teams of its acquired businesses have a valuable understanding of their respective markets and businesses and have existing client relationships upon which they may capitalize. Accordingly, the Company is operating and expects to continue to operate with a decentralized management strategy. Local management will remain empowered to make most of the day-to-day operating decisions at each location and will be primarily responsible for the profitability and growth of that location. Although the Company intends to have local management operate with a high degree of autonomy, the Company believes that regular communication between the individual businesses and the Company's executive management team will be integral to realizing the benefits afforded by the consolidation of these businesses into a single company. The Company is organized around strategic business units focusing on common services to common customer bases enabling synergies and cross-selling opportunities.

ACQUISITION STRATEGY

     Since the Company's inception, it has acquired 41 companies. The Company believes that there are significant opportunities to consolidate the capabilities and resources of a number of additional existing document and information outsourcing solutions businesses with the intent of providing customers with a single source document and information outsourcing solution. Accordingly, the Company is pursuing a "fill-in-the-grid" strategy aimed at providing comprehensive document and information outsourcing solutions services based on the demands of the given geographical market. The Company has implemented an aggressive, three-tiered acquisition program consisting of "beachhead acquisitions" to enter additional geographic markets, "service expansion acquisitions" to acquire additional service capabilities within such markets and "tuck-in" acquisitions to gain market share.

     In order to enter a new geographic market, the Company makes "beachhead" acquisitions of leading document and information outsourcing solutions companies with strong market positions. In analyzing beachhead acquisition candidates, the Company focuses on acquiring businesses that have one or more of the following characteristics: (i) experienced and high quality management; (ii) multiple locations, preferably with operations in two to three contiguous markets; (iii) a strong customer franchise; and (iv) a history of profitability.

     The second tier of the Company's acquisition program involves the acquisition of related document and information outsourcing solutions services companies that will increase the Company's offered services in a particular region. In making such "service expansion" acquisitions, the Company assesses the services required by the specific market's customer base and then seeks to acquire leading providers of such services within that geographic area.

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

     The Company believes that it will continue to be a successful acquiror of other document and information outsourcing solutions companies due to its strategy of retaining selected owners and management of acquired companies, its access to growth capital and its ability to offer sellers cash for their business as well as an ongoing equity stake in the Company. Nevertheless, there are numerous risks associated with the Company's acquisition program. See
"-- Risk Factors -- Acquisition Strategy," "-- Reliance on Key Personnel" and "-- Need for Additional Financing to Continue Acquisition Strategy."

SERVICES OFFERED

     The Company provides a wide variety of document and information outsourcing solutions and draws upon its available services to develop solutions for its clients based on their specific needs. The current document and information outsourcing solutions that are provided in certain geographic locations include:

  Document Management and Related Services

     Document and Data Conversion Services include electronic imaging services and micrographic services.

     Electronic imaging services involve the conversion of paper or microfilm documents into digitized information through optical scanners. Digitized information can be stored as an image or converted to code through optical character recognition (OCR) or digital imaging storage and retrieval technologies. Conversion to code provides additional processing capabilities, such as manipulation of data. In both cases, the digitized information can be stored on either a magnetic medium, such as a computer diskette, or on optical laser disks, such as compact disks. Electronic imaging is generally used because of the storage media's high speed of retrieval, its multiple indexing and text search formatting capabilities and its ability to be used to distribute output to multiple locations. Electronic imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the retrieval applications.

     Micrographics services involve: (i) the conversion of paper documents into microfilm images; (ii) film processing; and (iii) computer-based indexing and formatting. Typically, customers select micrographic services: (i) as a cost-competitive technology to reduce the physical size of stored records; (ii) for their long-term (over 100 years) archival capabilities; and (iii) as an intermediate step in certain imaging or reprographic applications.

     Data Capture and Database Management Services involve data capture (manually or through scanning or other electronic media), data consolidation and elimination, storage, maintenance, formatting and report creation. Data capture includes the conversion of text and handwritten paper media into digital files. An advantage of digital files is the ability to manipulate large amounts of data quickly and efficiently. In some cases, database services include statistical analysis of data.

     Direct Mail includes direct mail and fulfillment services. Direct mail and fulfillment services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of statements, reports and letters to consumers and other target audiences.

     Records Management Services consist of active or open shelf storage and archival storage of inactive documents. Active or open shelf storage services involve the storage, processing (i.e., indexing and formatting), retrieval, delivery and return to storage of documents on a rapid time frame. Many of such services are provided electronically. Representative uses for open shelf storage include active medical and legal case files. In many instances, open shelf storage is offered as an outsourced file room service, where documents are requested and retrieved frequently and, often, transmitted via facsimile or electronically due to the urgency of the request. Service fees generally include a monthly fee based on activity levels and volumes stored, with extra billing for specialized requests.

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

  Industry Specific Services

     The Company has developed industry specific services in order to address the document and information management needs of its particular clients. These industry specific services include:

     Healthcare Services. Healthcare services include medical records release services or processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital. Additional services include archival records storage and management, and document and data conversion. Recently, the Company acquired companies which provide attending physician statements (APS) for life and health insurance underwriting and image processing services for handling state government disability and workers' compensation claims.

     Litigation Support. Litigation often involves the production (i.e., delivery to opposing counsel) and management of thousands of pages of documents, extracted in their current working form from the offices and files of litigating parties and their experts, advisors and legal counsel. Litigation support services include managing the logistics of high volume document production, microfilming and/or electronic imaging, document coding, computer indexing, automated document retrieval and high speed, multiple-set reproduction of documents. Additional litigation support services include subpoena of business documents and service of process, deposition reporting services, discovery assistance, document coding, forensic analysis and other trial support services to law firms, corporations and regulated entities. These clients typically look to litigation support companies to augment their internal operations and capabilities on an as-needed, job-by-job basis. Clients are generally billed on a per unit basis.

     Employee and Investor Services. Employee and investor services include administration, record keeping and information processing services. Our services maintain detailed employee and/or investor records on behalf of (i) general partners to service their investors in limited partnerships, REITs and master limited partnerships; (ii) corporations to provide turn-key outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete record keeping and administration services for additional brokerage and IRA accounts.

  Product Sales

     The Company acts as a distributor of a wide range of microfilm and business imaging supplies as well as filing and shelving supplies, software, and earns commissions on the sales of imaging systems and equipment.

  Material Contract. In February 1998, the Company was preliminarily awarded a five year, $30 million contract by New York State to provide document imaging services to the New York Workers' Compensation Board in support of processing workers' compensation claims for the entire State. There can be no assurance that New York State will approve the final contract.

SALES AND MARKETING

     The Company has a broad customer base, and none of the Company's customers accounted for more than 5.0% of revenue for the year ended December 31, 1997. Historically, the Company's sales efforts have been implemented on a location-by-location basis and typically have been coordinated either through separate sales personnel or as part of the local management's responsibilities. The Company's existing local sales efforts are supplemented through local sales representatives. The Company strives to increase its client base by attracting customers away from small, single business operators as a result of its ability to offer a broader range of solutions for its clients' document management needs. In addition, the Company intends to continue to focus on increasing revenue from its existing clients by cross-selling its services and broadening its product offerings. Once the Company gains critical mass in a number of metropolitan areas, it will seek to augment local sales and marketing efforts through the implementation of a national sales/account program.

COMPETITION

     The document and information outsourcing solutions businesses in which the Company competes and expects to compete are highly competitive. A significant source of competition is the in-house document handling capability of the Company's target client base. There can be no assurance that these businesses will outsource more of their document management needs or that such businesses will not bring in-house services that they currently outsource. In addition, certain of the Company's competitors are larger businesses and have greater financial resources than the Company. Certain of these competitors operate in broader geographic areas than the Company, and others may choose to enter the Company's areas of operation in the future. In addition, the Company intends to continue to enter new geographic areas through internal growth and by acquiring existing companies and expects to encounter significant competition from established competitors in each of such new areas. As a result of this highly competitive environment, the Company may lose customers or have difficulty in acquiring new customers and new companies and its results of operations may be adversely affected.

     The Company believes that the principal competitive factors in document and information outsourcing solutions services include accuracy, reliability and security of service, client segment specific knowledge and price. The Company competes primarily on the basis of quality of service and client segment specific knowledge, and believes that it competes favorably with respect to these factors.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 2,900 full-time and 990 part-time employees. As of such date, the Company had approximately 160 employees represented by labor unions. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning each of the executive officers of the Company:

             NAME                AGE                      POSITION
             ----                ---                      --------
Thomas C. Walker...............  65    Chairman of the Board and Chief Development
                                         Officer
Ed H. Bowman, Jr...............  51    President and Chief Executive Officer;
                                       Director
David Lowenstein...............  36    Executive Vice President -- Corporate
                                       Development and Treasurer; Director
Timothy J. Barker..............  35    Senior Vice President and Chief Financial
                                       Officer
Gregory R. Melanson............  44    Senior Vice President and Director
Joe A. Rose....................  47    Senior Vice President
Ronald Zazworsky...............  53    Senior Vice President
John D. Kearney, Sr............  44    Vice President -- Corporate Development
Margot T. Lebenberg............  30    Vice President, General Counsel and Secretary
Gary Patton....................  44    Vice President of Human Resources & Director
                                       of Corporate Programs

     Thomas C. Walker has been Chairman of the Board of F.Y.I. since its inception in September 1994 and has been Chief Development Officer of F.Y.I. since November 1995. From September 1994 until Novem-ber 1995, Mr. Walker held the positions of President and Chief Executive Officer. From August 1991 to December 1994, Mr. Walker was Vice President, Corporate Development, of Laidlaw Waste Systems, Inc., a subsidiary of Laidlaw, Inc., a waste management company, where he was responsible for its acquisition and divestiture program in the United States and Mexico. From May 1989 until he joined Laidlaw Waste Systems, Inc., Mr. Walker was President of Thomas C. Walker Associates, Inc., a company providing merger, acquisition and financial consulting services focusing on the waste management industry. During his career, Mr. Walker has been responsible for the acquisition or divestiture of over 150 businesses over a 30-year period. Mr. Walker holds a B.S. in Industrial Engineering from Lafayette College.

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

     David Lowenstein has been Executive Vice President -- Corporate Development and Acquisitions and a Director of F.Y.I. since February 1995. In November 1997, Mr. Lowenstein was named Treasurer. From July 1996 through November 1997, Mr. Lowenstein held the additional position of Chief Financial Officer. Prior to joining the Company, Mr. Lowenstein served, since February 1994, as Vice President, Business Development of Laidlaw Waste Systems, Inc., with overall responsibility for Laidlaw Waste System's acquisition and divestiture program in North America. From April 1990 until February 1994, Mr. Lowenstein served in a variety of capacities, including Director -- Corporate Development, for Laidlaw, Inc. From November 1988 to March 1990, he served as a business analyst for Tricil, Ltd., a solid and hazardous waste company that was acquired by Laidlaw, Inc. in 1990. Mr. Lowenstein has been responsible for the acquisition or divestiture of over 75 businesses in North America and Europe. Mr. Lowenstein holds a B.A. in Economics from Sir Wilfred Laurier University and an M.S. in Public and Business Administration from Carnegie Mellon University. Mr. Lowenstein is a citizen of the Dominion of Canada residing in the United States.

     Timothy J. Barker has been Senior Vice President and Chief Financial Officer of F.Y.I. since November 1997. From November 1995 to November 1997, Mr. Barker held the positions of Chief Accounting Officer and Controller of F.Y.I. Prior to joining F.Y.I. as a full-time consultant in June 1995, Mr. Barker was a manager with Arthur Andersen LLP, where he served in various capacities over a nine-year period. Mr. Barker served as Vice President of Financial Planning and Analysis for Sunbelt National Mortgage Corporation from June 1993 to October 1994. Mr. Barker holds a B.A. in Accounting from Texas Tech University and has been a C.P.A. since 1985.

     Greg Melanson has been Senior Vice President since February 1998 and a Director of the Company and the Chairman of the Board, President and Chief Executive Officer of Researchers Acquisition Corp.

("Researchers"), a wholly-owned subsidiary of the Company, since the closing of the IPO. Prior to the IPO and since 1978, Mr. Melanson held such offices with the predecessor of Researchers. Mr. Melanson has been in the litigation support services business since 1975. Mr. Melanson holds a B.A. from the University of Southern California.

     Joe A. Rose has been Senior Vice President of F.Y.I. since July 1997. From May 1995 through January 1997, Mr. Rose was President and CEO of FormMaker Software, Inc. From May 1993 through May 1995, Mr. Rose was Corporate Vice President with John H. Harland Company and President and CEO of its subsidiary, Formation Technology, Inc. From July 1988 through May 1993, Mr. Rose served as Executive Vice President with National Data Corporation. Mr. Rose holds a B.A. from Texas Tech University.

     Ronald Zazworsky has been Senior Vice President of F.Y.I. since October 1997. From February 1994 until July 1997, Mr. Zazworsky was Senior Vice President at Medaphis Corporation. From April 1992 to February 1994, Mr. Zazworsky was President and CEO at Habersham Banking Solutions, Inc. Prior to 1992, Mr. Zazworsky was employed at HBO as Regional Vice President for eight years. Previously, Mr. Zazworsky held various sales, marketing and management positions at IBM. Mr. Zazworsky holds a B.A. from Gettysburg College and an M.B.A. from Emory University.

     John D. Kearney, Sr. has been Vice President of Corporate Development of F.Y.I. since January 1998. From July 1995 until joining the Company, Mr. Kearney was a Managing Director and Senior Vice President of Corporate Finance at Rauscher Pierce Refsnes, Inc. where he directed the firm's information technology investment banking team. From September 1991 until July 1995, Mr. Kearney was a Senior Vice President of Corporate Finance at Raymond James & Associates, Inc. Mr. Kearney holds a B.A. in Political Science from the State University of New York at Oneonta and a J.D. and M.B.A. from Duke University.

     Margot T. Lebenberg has been Vice President, General Counsel and Secretary of F.Y.I. since May 1996. From 1992 until joining the Company, Ms. Lebenberg was an attorney with Morgan, Lewis & Bockius LLP in New York, where she practiced law primarily in the areas of securities and mergers and acquisitions, specializing in consolidation transactions. Ms. Lebenberg holds a B.A. in Economics and History from the State University of New York at Binghamton and a J.D. from Fordham University School of Law.

     Gary Patton has been Vice President of Human Resources and Director of Corporate Programs of F.Y.I. since November 1997 and Director of Corporate Programs since October 1996. From 1992 until joining the Company, Mr. Patton was Vice President of Human Resources at Sunbelt Corporation. From 1987 until 1992, Mr. Patton was Vice President of Human Resources at International Claim Service Corporation. Mr. Patton holds a B.A. degree from University of North Texas.

                                  RISK FACTORS

LIMITED OPERATING HISTORY; RISKS OF INTEGRATION; ABILITY TO MANAGE GROWTH

     F.Y.I. was founded in September 1994 and conducted no operations prior to the consummation of the IPO. F.Y.I. acquired the Founding Companies simultaneously with the closing of the IPO and has acquired 34 additional companies since that time (together with the Founding Companies, the "Operating Companies"). Prior to their acquisition, the Operating Companies operated as separate independent entities. Currently, the Company has a decentralized financial reporting system and relies on the existing reporting systems of the Operating Companies. The success of the Company will depend, in part, on the Company's ability to integrate the operations of the Operating Companies, including centralizing certain functions to achieve cost savings and developing programs and processes that will promote cooperation and the sharing of opportunities and resources. There can be no assurance that the management group will effectively be able to oversee the combined entity and implement the Company's operating or growth strategies. The resulting growth of the acquisition strategy of the Company places significant demands on management and on the Company's internal systems and controls. There can be no assurance that the management group will effectively be able to direct the Company through periods of significant growth. In addition, no assurance can be given that the Company's current systems will be adequate for its future needs or that the Company will be successful in implementing new systems.

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

ACQUISITION STRATEGY

     The Company's primary growth strategy is the acquisition of additional document and information outsourcing solutions businesses that will complement its existing businesses. There can be no assurance that the Company will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that the Company will be able to profitably manage additional businesses or successfully integrate such additional businesses into the Company without substantial costs, delays or other problems. Acquisitions may involve a number of special risks including: (i) adverse short-term effects on the Company's reported operating results; (ii) diversion of management's attention;
(iii) dependence on retention, hiring and training of key personnel; (iv) risks associated with unanticipated problems or legal liabilities; and (v) amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on the Company's operations and financial performance. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may be bid up to higher levels. In any event, there can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein. Unfavorable developments at an acquired company could have a material adverse impact on the reputation and business of the Company as a whole.

     The Company is regularly in discussions with additional acquisition candidates and may from time to time enter into letters of intent with respect to the acquisition of such businesses. No assurance can be given, however, that the Company will acquire any additional businesses.

NEED FOR ADDITIONAL FINANCING TO CONTINUE ACQUISITION STRATEGY

     The Company currently intends to finance future acquisitions by using cash and its Common Stock for all or a portion of the consideration to be paid. The Company's Registration Statement on Form S-4 (Registration No. 333-24015) (the "Acquisition Shelf") relates to the offering of 2,500,000 shares of

Common Stock to be used as consideration for acquisitions by the Company, of which 1,810,437 shares remained available as of December 31, 1997. In the event that the Company's Common Stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept the Company's Common Stock as consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain capital through additional debt or equity financings. Under the Company's amended and restated line of credit with Banque Paribas and Bank of America Texas, N.A., as co-agents and the lenders named therein, (the "1998 Credit Agreement"), the Company and its subsidiaries can borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $50 million for acquisitions, working capital and general corporate purposes subject to certain restrictions in the 1998 Credit Agreement. As of February 19, 1998, the availability under the 1998 Credit Agreement was $31.2 million. There can be no assurance, however, that funds available under the 1998 Credit Agreement will be sufficient for the Company's needs.

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

DEPENDENCE ON CERTAIN CLIENT SEGMENTS AND TECHNOLOGY

     The Company derives its revenue primarily from information and document intensive industries. Fundamental changes in the business practices of any of these client segments, whether due to regulatory, technological or other developments, could cause a material reduction in demand by such clients for the services offered by the Company. Any such reduction in demand would have a material adverse effect on the results of operations of the Company. The document and information outsourcing solutions industry is characterized by technological change, evolving customer needs and emerging technical standards. Although the Company believes that it will be able to continue to offer services based on the newest technologies, there can be no assurance that the Company will be able to obtain the rights to use any such technologies, that it will be able to effectively implement such technologies on a cost-effective or timely basis or that such technologies will not render obsolete the Company's role as a third party provider of document management services.

COMPETITION

     The document and information outsourcing solutions businesses in which the Company competes and expects to compete are highly competitive. A significant source of competition is the in-house document handling capability of the Company's targeted client base. There can be no assurance that these businesses will outsource more of their document and information needs or that such businesses will not bring in-house, services that they currently outsource. In addition, certain of the Company's competitors are larger businesses and have greater financial resources than the Company. Certain of these competitors operate in broader geographic areas than the Company, and others may choose to enter the Company's areas of operation in the future. In addition, the Company intends to enter new geographic areas through internal growth and acquisitions and expects to encounter significant competition from established competitors in each of such new areas. As a result of this highly competitive environment, the Company may lose customers or have difficulty in acquiring new customers and new companies, and its results of operations may be adversely affected.

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

CASUALTY; RISK OF BUSINESS INTERRUPTIONS

     The Company believes that its future results of operations will be dependent in large part upon its ability to provide prompt and efficient services to its customers. Certain of the Company's operations are performed at a single location and are dependent on continuous computer, electrical and telephone service. As a result, any disruption of the Company's day-to-day operations could have a material adverse effect upon the Company. There can be no assurance that a fire, flood, earthquake, power loss, telephone service loss or other event affecting one or more of the Company's facilities would not disable these services. Any significant damage to any such facility or other failure that causes significant interruptions in the Company's operations may not be covered by insurance. Any uninsured or underinsured loss could have a material adverse effect on the Company's business, financial condition or results of operations.

PUBLIC SECTOR MARKET AND CONTRACTING RISKS

     A portion of the Company's present business involves public sector contracts, and the Company anticipates a growing portion of its business coming from local, state and federal government agencies. Public sector contracts are subject to detailed regulatory requirements and public policies, as well as to funding priorities. Contracts with public sector customers may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, public sector contracts may generally be terminated for a variety of factors, including when it is in the best interests of the respective governmental entity. There can be no assurance that these factors or others unique to contracts with governmental entities will not have a material adverse effect on the Company's future business, financial condition and results of operations.

CONTROL BY MANAGEMENT

     As of February 19, 1998, the directors and executive officers of the Company beneficially owned approximately 18.6% of the outstanding shares of Common Stock and exercise substantial control over the Company's affairs. These stockholders acting together would likely be able to elect a sufficient number of directors to control the Board of Directors and to approve or disapprove any matter submitted to a vote of stockholders.

POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF COMMON STOCK

     The market price of the Common Stock of the Company could be adversely affected by the sale of substantial amounts of Common Stock of the Company in the public market. In addition, many shares are subject to contractual restrictions on resale which generally expire two years from the date of issuance.

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

     The Company has reserved for issuance under the Company's 1995 Stock Option Plan (the "Plan") an aggregate of 650,000 shares of Common Stock, or 16% of the aggregate number of shares of the Common Stock outstanding, whichever is greater. The Company has registered the shares issuable upon exercise of options granted under the Plan, and such shares will be eligible for resale in the public market. As of February 19, 1998, the Company had options to purchase 1,578,291 shares of Common Stock outstanding under the Plan.

IMPACT OF THE YEAR 2000 ISSUE

     The "Year 2000 Issue" describes the use of two digits rather than four digits to define the applicable year in certain computer programs. With the coming millennium, any of the Company's computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Management is in the process of evaluating the effect of the Year 2000 Issue on the Company. Based on preliminary findings, the total cost of addressing the Year 2000 Issue is not expected to have a material adverse effect on the Company's business, financial condition or results of operations. However, management is in the process of completing its assessment of the potential impact of the Year 2000 Issue on the Company and the potential exposure of the Company to related problems of its customers and suppliers. There can be no assurance that such exposure or the costs of remediating any problems associated therewith will not materially adversely affect the Company's future business, financial condition or results of operations.

ENVIRONMENTAL MATTERS

     The Company is subject to regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water.

     The Company is not aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurance that environmental liabilities in the future will not have a material adverse effect on the business, financial condition or results of operations of the Company.

EFFECT OF CERTAIN CHARTER PROVISIONS

     The Board of Directors of the Company is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, or entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document management services geographically, to retain customers or attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 2. PROPERTIES

     As of December 31, 1997, the Company operated in excess of 110 document management service facilities in 32 states. Except for the two facilities owned by the Company, these facilities are leased and are principally used for operations and general administrative functions. See Note 8 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries for further information relating to these leases. In March 1996, the Company moved into its current corporate headquarters in Dallas, Texas.

     As of December 31, 1997, the Company also operated on-site at over 450 client locations and from time to time at many other client locations for specific projects.

     In order to secure its obligations under the 1998 Credit Agreement, the Company granted to Banque Paribas and Bank of America Texas, N.A., as co-agents for the Company's lenders, a lien on substantially all of the Company's properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended December 31, 1997, no matters were submitted to a vote of the security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "FYII." The Company completed its IPO in January 1996 at a price of $13.00 per share. The following table sets forth, for the Company's fiscal periods indicated, the range of high and low last reported sale prices for the Common Stock.

                                                               HIGH        LOW
                                                              ------      ------
FISCAL YEAR 1996
  First Quarter (from January 23, 1996).....................  $20.00      $13.00(1)
  Second Quarter............................................  $22.00      $16.00
  Third Quarter.............................................  $23.00      $17.00
  Fourth Quarter............................................  $23.00      $20.00
FISCAL YEAR 1997
  First Quarter.............................................  $26.25      $20.63
  Second Quarter............................................  $25.31      $16.75
  Third Quarter.............................................  $26.25      $23.00
  Fourth Quarter............................................  $26.25      $21.75
FISCAL YEAR 1998
  First Quarter (through February 19, 1998).................  $26.25      $24.00

---------------

(1) Represents the initial public offering price.

HOLDERS

     On February 19, 1998, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $25.125 per share. At February 19, 1998, there were 121 holders of record of the Company's Common Stock, although the Company believes the number of beneficial holders is substantially greater.

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

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     F.Y.I. was founded in September 1994 and effectively began its operations on February 1, 1996 following the completion of the IPO. F.Y.I. acquired, simultaneously with and as a condition to the closing of the IPO, the seven Founding Companies (the "Acquisitions"). The Acquisitions have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of the Founding Companies at historical cost. For accounting purposes and for the purposes of the presentation of the financial data herein, January 31, 1996 has been used as the effective date of the Acquisitions.

     Since the IPO and through December 31, 1997, the Company acquired four companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; and (iv) Micro Publishing Systems, Inc. ("MPS") in December 1997 (collectively, the "Pooled Companies"). The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC and Input. As a result, F.Y.I. is reporting financial results in periods prior to the Company's inception. The consolidated financial statements of the Company were not restated for the Rust and MPS acquisitions for the periods prior to January 1, 1996 and 1997, respectively, due to their financial immateriality. The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and
(ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

     Subsequent to the IPO and through December 31, 1997, the Company acquired 25 additional companies in transactions accounted for as purchases. The Company's results of operations include the results of these acquisitions from the date of their respective acquisition.

     The Selected Financial Data for the years ended December 31, 1995, 1996 and 1997 have been derived from the Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries that have been audited by Arthur Andersen LLP and that appear elsewhere in this Report. The Selected Financial Data for the years ended December 31, 1993 and 1994 have been derived from financial statements of MAVRICC and Input not included elsewhere in this Report. The Selected Financial Data are based on available information and certain assumptions described in the footnotes set forth below, all of which the Company believes are reasonable.

     The Selected Financial Data provided below should be read in conjunction with the historical financial statements of F.Y.I., including the related notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 1993(1)    1994     1995      1996       1997
                                                 -------   ------   ------   --------   --------
STATEMENT OF OPERATIONS DATA:
Service revenue................................  $6,752    $7,548   $9,040   $ 81,775   $145,824
Product and other revenue......................      --        --       --      7,043      8,318
                                                 ------    ------   ------   --------   --------
          Total revenue........................   6,752     7,548    9,040     88,818    154,142
Cost of services...............................   4,005     4,487    5,369     50,672     92,194
Cost of products sold..........................      --        --       --      4,898      5,949
Depreciation...................................     152       111      145      1,766      3,269
                                                 ------    ------   ------   --------   --------
          Gross profit.........................   2,595     2,950    3,526     31,482     52,730
Selling, general and administrative
  expenses(2)..................................   1,556     2,402    2,000     20,653     33,379
Amortization...................................      --        --       --        599      1,835
                                                 ------    ------   ------   --------   --------
          Operating income(2)..................   1,039       548    1,526     10,230     17,516
Interest and other expense (income), net(3)....     (29)       18      (31)       782      1,382
                                                 ------    ------   ------   --------   --------
Income before income taxes(2)(3)...............   1,068       530    1,557      9,448     16,134
Provision for income taxes(4)..................     530       248      530      3,849      6,554
                                                 ------    ------   ------   --------   --------
Net income(2)(3)(4)............................  $  538    $  282   $1,027   $  5,599   $  9,580
                                                 ======    ======   ======   ========   ========
Net income per common share
  Basic (2)(3)(4)..............................  $ 0.32    $ 0.17   $ 0.60   $   0.81   $   0.92
  Diluted (2)(3)(4)............................    0.32      0.17   $ 0.60   $   0.79   $   0.90
Weighted average common shares outstanding
  Basic........................................   1,687     1,687    1,717      6,924     10,438
  Diluted......................................   1,687     1,687    1,717      7,052     10,616
BALANCE SHEET DATA:
Working capital................................  $  150    $  548   $ (904)  $ 21,928   $ 22,105
Total assets...................................   1,458     2,680    4,530    102,119    126,238
Long-term obligations, net of current
  maturities...................................      15         6      443      4,662      5,692
Stockholders' equity...........................     452     1,059    1,280     76,541    100,516

---------------

(1) Input previously reported on a fiscal year ending March 31. The results of Input for the fiscal year ending March 31, 1994 have been combined with the results of MAVRICC for the year ended December 31, 1993. The results of Input for all other years presented have been restated to reflect a calendar year.

(2) Gives effect to the Compensation Differential. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(3) Interest expense for the year ended December 31, 1997 includes the write-off of approximately $1.2 million ($0.7 million, net of taxes, and $0.07 per share) of unamortized debt issuance costs related to the Company's 1996 Credit Agreement. See Note 7 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(4) Gives effect to certain tax adjustments related to the taxation of certain Founding and Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

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

INTRODUCTION

     F.Y.I. was founded in September 1994 to create a national, single source provider of document and information outsourcing solutions. In January 1996, F.Y.I. acquired, simultaneously with the closing of the IPO, the Founding Companies. The Acquisitions have been accounted for in accordance with GAAP as a combination of the Founding Companies at historical cost, and January 31, 1996 has been used as the effective date of the Acquisitions. Between September 1994 and the consummation of the IPO, F.Y.I. did not conduct any operations. Accordingly, the actual operating results of the Company included in the Statement of Operations for the year ended December 31, 1996 include the 11 months of operations subsequent to the consummation of the Acquisitions and the IPO. During the period prior to the IPO, F.Y.I. incurred various legal, accounting, marketing, travel and other costs in connection with the Acquisitions and the IPO which were funded by the issuance of equity securities. Additional costs associated with the Acquisitions and the IPO were paid with proceeds of the IPO.

     Since the IPO and through December 31, 1997, the Company acquired four companies in transactions that were accounted for as poolings-of-interests: (i) Rust in December 1996; (ii) MAVRICC in March 1997; (iii) Input in March 1997; and (iv) MPS in December 1997. The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC and Input. As a result, F.Y.I. is reporting financial results in periods prior to the Company's inception. The consolidated financial statements of the Company were not restated for the Rust and MPS acquisitions for the periods prior to January 1, 1996 and 1997, respectively, due to their financial immateriality. The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

     Subsequent to the IPO and through December 31, 1997, the Company acquired 25 additional companies in transactions accounted for as purchases. In accordance with GAAP, the Company's results of operations include the results of these acquisitions from the date of their respective acquisition.

     The Company's revenue is classified as service revenue and product and other revenue. Service revenue relates to the following document management services: (i) document and data conversion services; (ii) data capture services;
(iii) direct marketing services; (iv) records management services; (v) healthcare services; (vi) litigation support services; and (vi) employee and investor services. Product revenue and other revenue represents sales of micrographic and business imaging supplies and equipment, primarily in conjunction with film processing and other micrographic services, sales of filing supplies, shelving and software, commissions on the sales of imaging systems and equipment and franchising fees.

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

RESULTS OF OPERATIONS

     The following table sets forth certain items expressed as a percentage of total revenue for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            1995      1996      1997
                                                            -----     -----     -----
Service revenue...........................................  100.0%     92.1%     94.6%
Product and other revenue.................................    0.0       7.9       5.4
                                                            -----     -----     -----
          Total revenue...................................  100.0     100.0     100.0
Cost of services..........................................   59.4      57.1      59.8
Cost of products sold.....................................    0.0       5.5       3.9
Depreciation..............................................    1.6       2.0       2.1
                                                            -----     -----     -----
          Gross profit....................................   39.0      35.4      34.2
Selling, general and administrative expenses(1)...........   22.1      23.3      21.6
Amortization..............................................    0.0       0.6       1.2
                                                            -----     -----     -----
          Pro forma operating income(1)...................   16.9      11.5      11.4
Interest and other expense (income), net(2)...............   (0.3)      0.9       0.9
                                                            -----     -----     -----
Income before income taxes(1)(2)..........................   17.2      10.6      10.5
Provision for income taxes(3).............................    5.8       4.3       4.3
                                                            -----     -----     -----
Net income(1)(2)(3).......................................   11.4%      6.3%      6.2%
                                                            =====     =====     =====

---------------

(1) Adjusted for the Compensation Differential. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(2) Includes the write off of unamortized debt issuance costs of 0.8% of total revenue, or 0.5% net of the associated income tax effect. See Note 7 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(3) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenue

     Total revenue. Total revenue increased 73.5%, from $88.8 million for the year ended December 31, 1996 to $154.1 million for the year ended December 31, 1997. This increase was comprised of a 78.3% increase in service revenue and a 18.1% increase in product and other revenue.

     Service revenue. Service revenue increased $64.0 million, from $81.8 million for the year ended December 31, 1996 to $145.8 million for the year ended December 31, 1997. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to December 31, 1996 accounted for under the purchase method of accounting; (ii) internal growth of 9.0% in service revenue at the Founding Companies and the companies acquired and accounted for under the purchase method of accounting consummated prior to December 31, 1996; and (iii) internal growth of 6.3% at the Pooled Companies acquired prior to December 1997. The internal growth of the Founding Companies and purchased companies was primarily attributable to: (i) an increase in medical records release revenue of $1.9 million, primarily attributable to the expansion into 28 additional healthcare institutions in the Eastern United States and Texas during 1997 and due to increased production volumes at facilities contracted during 1996; (ii) an increase in litigation support revenue of $3.0 million primarily due to increased overnight document production and increased medical records subpoena and service of process requests; and (iii) an increase in records management revenue of

$2.3 million due to expansion into additional healthcare institutions in California and storage facilities in Michigan.

     Product and other revenue. Product and other revenue increased approximately $1.3 million, from $7.0 million for the year ended December 31, 1996 to $8.3 million for the year ended December 31, 1997. This increase primarily resulted from increased sales of filing and shelving supplies associated with the acquisition of Information Management Corporation in June 1997. This increase in product revenue was partially offset by: (i) a decline in commissions on the sales of micrographics equipment; (ii) a decline in franchise fee revenue; and (iii) a decrease in software sales.

  Gross profit

     Gross profit increased 67.5%, from $31.5 million for the year ended December 31, 1996 to $52.7 million for the year ended December 31, 1997, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue decreased from 35.4% for the year ended December 31, 1996 to 34.2% for the year ended December 31, 1997, primarily due to a reduction in the percentage of revenue from the Pooled Companies from 1996 to 1997.

  Selling, general and administrative expenses

     SG&A increased 43.8%, from $23.9 million, or 27.0% of revenue, for the year ended December 31, 1996 to $34.4 million, or 22.3% of revenue, for the year ended December 31, 1997, primarily due to SG&A associated with the acquisitions subsequent to December 31, 1996. After giving effect to the Compensation Differential in each period, SG&A increased 61.6%, from $20.7 million, or 23.3% of revenue, for the year ended December 31, 1996 to $33.4 million, or 21.6% of revenue, for the year ended December 31, 1997. This decrease as a percentage of revenue was a result of a decrease in SG&A as a percentage of revenue at the Founding and Pooled Companies from 21.4% for the year ended December 31, 1996 to 18.7% for the year ended December 31, 1997, primarily due to spreading the companies' fixed costs over a larger revenue base.

  Pro forma operating income

     Pro forma operating income adjusted for the Compensation Differential increased 71.2%, from $10.2 million, or 11.5% of revenue, for the year ended December 31, 1996 to $17.5 million, or 11.4% of revenue, for the year ended December 31, 1997.

  Interest Expense

     Interest expense increased 60.1% from $1.2 million for the year ended December 31, 1996 to $1.9 million for the year ended December 31, 1997, primarily due to the write-off of unamortized debt issue costs related to the Company's credit agreement entered into in April 1996, with Banque Paribas, as agent, and the lenders named therein (the "1996 Credit Agreement"). Interest on borrowings decreased $0.5 million, from $0.9 million in 1996 to $0.4 million in 1997, as the Company entered 1997 with minimal debt and $21.4 million in cash.

  Pro forma income before income taxes and pro forma net income

     Pro forma income before income taxes adjusted for the Compensation Differential increased 70.8%, from $9.4 million for the year ended December 31, 1996 to $16.1 million for the year ended December 31, 1997, and pro forma net income adjusted for both the Compensation Differential and pro forma provision for taxes increased 71.1%, from $5.6 million for the year ended December 31, 1996 to $9.6 million for the year ended December 31, 1997, largely attributable to the factors discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For the year ended December 31, 1996, revenue increased from $9.0 million for the year ended December 31, 1995 to $88.8 million for the year ended December 31, 1996. Gross profit increased from

$3.5 million for the year ended December 31, 1995 to $31.5 million for the year ended December 31, 1996. Operating income increased from $(59,000) for the year ended December 31, 1995 to $6.9 million for the year ended December 31, 1996. Net income increased from $30,000 for the year ended December 31, 1995, to $3.3 million for the year ended December 31, 1996. As previously mentioned, the financial statements for 1995 have been restated to include the accounts of MAVRICC and Input, two companies acquired in transactions accounted for as poolings-of-interests. The Pooled Companies and the Company were not under common control or management during the periods presented prior to their respective mergers. The Company acquired 25 companies in 1996, including the Founding Companies, whose results were included in the Company's results for the period after the effective date of the respective acquisition, thereby resulting in the increases discussed above. For further discussion of the 1996 operations versus the operations of the Founding Companies for 1995, see the Company's 1996 Annual Report on Form 10-K.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     Revenue from the Company's services shows no significant seasonal variations. However, service revenue can vary from period to period due to the impact of specific projects, primarily in litigation support and data capture and document and data conversion. Quarterly results may also vary as a result of the timing of acquisitions and the timing and magnitude of costs related to such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $22.1 million of working capital and $6.9 million of cash. Cash flows provided by operating activities for the year ended December 31, 1997 were $6.6 million. Net cash provided by operating activities for the year ended December 31, 1997 was primarily impacted by: (i) an increase in revenue and a corresponding increase in accounts receivable; and
(ii) a decrease in accounts payable and accrued liabilities associated primarily with the payment of 1996 income taxes and 1997 estimated taxes. Net cash used in investing activities was $14.6 million for the year ended December 31, 1997, and was primarily used for the purchase of property, plant and equipment and payments of $8.0 million for acquisitions, net of cash acquired. Net cash used in financing activities was $6.4 million, as the Company assumed and subsequently retired $8.0 million of debt in acquisitions and paid $2.3 million for other long-term obligations. These uses were offset in part by proceeds from employee stock option exercises and an advance in the fourth quarter from the Company's line of credit.

     During the year ended December 31, 1996, net cash provided by operating activities was $5.5 million. Net cash used for investing activities was $40.6 million, as the Company paid $37.2 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $56.4 million, primarily due to the Company's IPO in January 1996 and the follow-on public offering in December 1996 (the "December Offering"), which raised $68.2 million, net of underwriting discounts and other costs associated with the offerings. The Company assumed $8.5 million of debt in the acquisitions of the Founding Companies, of which $7.7 million was subsequently retired with the proceeds of the IPO. In April 1996, the Company entered into a $35.0 million Line of Credit (the "1996 Credit Agreement"). During the year ended December 31, 1996, the Company borrowed $22.8 million under the 1996 Credit Agreement to help fund the acquisition program, all of which was subsequently repaid with cash from operations and the proceeds of the December Offering. As of December 31, 1997, no proceeds were remaining from the December Offering. The Company assumed $4.0 million of debt in other 1996 acquisitions, of which $1.0 million was retired.

     The Company anticipates that cash on hand, cash from operations, additional bank financing available under the 1998 Credit Agreement and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. In February 1998, F.Y.I. entered into the 1998 Credit Agreement. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $50.0 million, subject to certain customary borrowing capacity requirements. The availability under the 1998 Credit Agreement as of February 19, 1998 was $31.2 million for acquisitions, working capital and general corporate purposes. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. As of December 31, 1997, 1,810,437 shares were available on the Company's Acquisition Shelf.

IMPACT OF THE YEAR 2000 ISSUE

     The "Year 2000 Issue" describes the use of two digits rather than four digits to define the applicable year in certain computer programs. With the coming millennium, any of the Company's computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Management is in the process of evaluating the effect of the Year 2000 Issue on the Company. Based on preliminary findings, the total cost of addressing the Year 2000 Issue is not expected to have a material adverse effect on the Company's business, financial condition or results of operations. However, management is in the process of completing its assessment of the potential impact of the Year 2000 Issue on the Company and the potential exposure of the Company to related problems of its customers and suppliers. There can be no assurance that such exposure or the costs of remediating any problems associated therewith will not materially adversely affect the Company's future business, financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
F.Y.I. INCORPORATED AND SUBSIDIARIES
  Report of Independent Public Accountants..................   24
  Consolidated Balance Sheets...............................   25
  Consolidated Statements of Operations.....................   26
  Consolidated Statements of Stockholders' Equity...........   27
  Consolidated Statements of Cash Flows.....................   28
  Notes to Consolidated Financial Statements................   29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To F.Y.I. Incorporated:

     We have audited the accompanying consolidated balance sheets of F.Y.I. Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.Y.I. Incorporated and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Dallas, Texas,                              ARTHUR ANDERSEN LLP
February 20, 1998

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1997
                                                              --------    --------
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 21,352    $  6,926
Accounts receivable and notes receivable, less allowance for
  doubtful accounts of $1,240 and $3,122, respectively......    19,665      29,468
Inventory...................................................       522       1,675
Notes receivable, shareholders -- short term................        30         351
Prepaid expenses and other current assets...................       924       2,134
                                                              --------    --------
          Total current assets..............................    42,493      40,554
PROPERTY, PLANT AND EQUIPMENT, net..........................    13,303      19,888
GOODWILL AND OTHER INTANGIBLES, net of amortization of $690
  and $2,530, respectively..................................    43,235      64,278
NOTES RECEIVABLE, SHAREHOLDERS -- LONG TERM.................       643         321
OTHER NONCURRENT ASSETS.....................................     2,445       1,197
                                                              --------    --------
          Total assets......................................  $102,119    $126,238
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................  $ 15,219    $ 12,962
Short-term obligations......................................       250          --
Current maturities of long-term obligations.................       585         856
Unearned revenue............................................     1,087       1,991
Income taxes payable........................................     2,665       1,660
Current portion of deferred income taxes....................       759         980
                                                              --------    --------
          Total current liabilities.........................    20,565      18,449
LONG-TERM OBLIGATIONS, net of current maturities............     4,662       5,692
DEFERRED INCOME TAXES, net of current portion...............       351         874
OTHER LONG-TERM OBLIGATIONS.................................        --         707
                                                              --------    --------
          Total liabilities.................................    25,578      25,722
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, 0 shares issued and outstanding...............        --          --
Common stock, $.01 par value, 26,000,000 shares authorized,
  9,728,726 and 10,946,286 shares issued and outstanding at
  December 31, 1996 and December 31, 1997, respectively.....        97         109
Additional paid-in-capital..................................    74,191      89,541
Retained earnings...........................................     2,754      11,367
                                                              --------    --------
                                                                77,042     101,017
Less -- Treasury stock, $.01 par value, 36,670 shares at
  December 31, 1996 and 1997................................      (501)       (501)
                                                              --------    --------
          Total stockholders' equity........................    76,541     100,516
                                                              --------    --------
          Total liabilities and stockholders' equity........  $102,119    $126,238
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1995     1996       1997
                                                              ------   -------   --------
REVENUE:
  Service revenue...........................................  $9,040   $81,775   $145,824
  Product and other revenue.................................      --     7,043      8,318
                                                              ------   -------   --------
     Total revenue..........................................   9,040    88,818    154,142
COST OF SERVICES............................................   5,369    50,672     92,194
COST OF PRODUCTS SOLD.......................................      --     4,898      5,949
DEPRECIATION................................................     145     1,766      3,269
                                                              ------   -------   --------
  Gross profit..............................................   3,526    31,482     52,730
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................   3,585    23,941     34,423
AMORTIZATION................................................      --       599      1,835
                                                              ------   -------   --------
  Operating (loss) income...................................     (59)    6,942     16,472
OTHER (INCOME) EXPENSE:
  Interest expense..........................................     163     1,156      1,851
  Interest income...........................................     (11)     (286)      (508)
  Other (income) expense, net...............................    (183)      (88)        39
                                                              ------   -------   --------
     (Loss) income before income taxes......................     (28)    6,160     15,090
(BENEFIT) PROVISION FOR INCOME TAXES........................     (58)    2,865      6,083
                                                              ------   -------   --------
NET INCOME..................................................  $   30   $ 3,295   $  9,007
                                                              ======   =======   ========
PRO FORMA DATA (Unaudited -- See Note 2):
  Historical net income.....................................  $   30   $ 3,295   $  9,007
  Pro forma compensation differential.......................   1,585     3,288      1,044
  Pro forma provision for income taxes......................     588       984        471
                                                              ------   -------   --------
PRO FORMA NET INCOME........................................  $1,027   $ 5,599   $  9,580
                                                              ======   =======   ========
NET INCOME PER COMMON SHARE
  BASIC.....................................................  $ 0.02   $  0.48   $   0.86
                                                              ======   =======   ========
  DILUTED...................................................  $ 0.02   $  0.47   $   0.85
                                                              ======   =======   ========
PRO FORMA NET INCOME PER COMMON SHARE
  BASIC.....................................................  $ 0.60   $  0.81   $   0.92
                                                              ======   =======   ========
  DILUTED...................................................  $ 0.60   $  0.79   $   0.90
                                                              ======   =======   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC.....................................................   1,717     6,924     10,438
                                                              ======   =======   ========
  DILUTED...................................................   1,717     7,052     10,616
                                                              ======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  COMMON STOCK       PREFERRED STOCK   TREASURY STOCK
                               -------------------   ---------------   ---------------                        TOTAL
                                 SHARES     AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    APIC       R/E       S/E
                               ----------   ------   ------   ------   ------   ------   -------   -------   --------
Balance, December 31, 1994...   1,686,477    $ 17     9,000    $ --        --   $  --    $   901   $   141   $  1,059
Stock offering...............      39,185       1                --        --      --        322        --        323
Stock issued in exchange for
  services...................      21,099      --        --      --        --      --         35        --         35
Dividends to shareholders of
  pooled companies...........          --      --        --      --        --      --         --      (167)      (167)
Net income...................          --      --        --      --        --      --         --        30         30
                               ----------    ----    ------    ----    ------   -----    -------   -------   --------
Balance, December 31, 1995...   1,746,761      18     9,000      --        --      --      1,258         4      1,280
Pooling-of-interests
  adjustments at January 1,
  1996.......................     110,000       1        --      --        --      --        242        83        326
Initial public offering, net
  of costs...................   2,185,000      22        --      --        --      --     21,830        --     21,852
Conversion of preferred stock
  into common stock..........     542,557       5    (9,000)     --        --      --         (5)       --         --
Issuance of common stock for
  Founding Companies.........   1,878,933      19        --      --        --      --     (4,586)       --     (4,567)
S corporation to C
  corporation conversion for
  Founding Companies.........          --      --        --      --        --      --       (691)       --       (691)
Common stock issued in
  connection with
  acquisitions...............     856,735       9        --      --        --      --     11,827        --     11,836
Treasury stock re-acquired in
  connection with
  acquisitions...............          --      --        --      --    36,670    (501)        --        --       (501)
Exercise of options, net.....      45,740      --        --      --        --      --        711        --        711
Secondary offering, net of
  costs......................   2,363,000      23        --      --        --      --     43,605        --     43,628
Dividends to shareholders of
  pooled companies...........          --      --        --      --        --      --         --      (628)      (628)
Net income...................          --      --        --      --        --      --         --     3,295      3,295
                               ----------    ----    ------    ----    ------   -----    -------   -------   --------
Balance, December 31, 1996...   9,728,726      97        --      --    36,670    (501)    74,191     2,754     76,541
Pooling-of-interests
  adjustments at January 1,
  1997.......................     326,506       3        --      --        --      --        608      (294)       317
Common stock issued in
  connection with
  acquisitions...............     804,128       8        --      --        --      --     13,209        --     13,217
Dividends to shareholders of
  pooled companies...........          --      --        --      --        --      --         --      (100)      (100)
Exercise of options, net.....      86,926       1        --      --        --      --      1,533        --      1,534
Net income...................          --      --        --      --        --      --         --     9,007      9,007
                               ----------    ----    ------    ----    ------   -----    -------   -------   --------
Balance, December 31, 1997...  10,946,286    $109        --    $ --    36,670   $(501)   $89,541   $11,367   $100,516
                               ==========    ====    ======    ====    ======   =====    =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995        1996        1997
                                                              -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    30    $  3,295    $  9,007
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      145       2,365       5,104
  Deferred tax (benefit) provision..........................      (18)       (219)        289
Change in operating assets and liabilities:
  Accounts receivable and notes receivable..................     (239)       (639)     (4,915)
  Inventory.................................................       --           4        (427)
  Prepaid expenses and other assets.........................      (91)       (642)        953
  Accounts payable and accrued liabilities..................      163         893      (4,063)
  Unearned revenue..........................................       --         414         681
                                                              -------    --------    --------
          Net cash (used in) provided by operating
            activities......................................      (10)      5,471       6,629
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................     (172)     (3,534)     (6,723)
  Distribution from partnership.............................       --          86          60
  Cash paid for acquisitions, net of cash acquired..........       --     (37,200)     (7,956)
                                                              -------    --------    --------
          Net cash used for investing activities............     (172)    (40,648)    (14,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net of underwriting
     discounts and other costs..............................     (741)     68,227         814
  Proceeds from preferred stock issuance....................      135          --          --
  Proceeds from short-term obligations......................    1,990       7,808         446
  Proceeds from long-term obligations.......................      936      19,133       3,000
  Cash paid for debt issuance costs.........................       --      (1,627)         --
  Dividends paid to shareholders of pooled companies........     (167)       (100)       (100)
  Principal payments on short-term obligations..............   (2,163)     (9,568)       (262)
  Principal payments on long-term obligations...............     (398)    (27,516)    (10,334)
                                                              -------    --------    --------
          Net cash (used in) provided by financing
            activities......................................     (408)     56,357      (6,436)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (590)     21,180     (14,426)
CASH AND CASH EQUIVALENTS, beginning of period..............      762         172      21,352
                                                              -------    --------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $   172    $ 21,352    $  6,926
                                                              =======    ========    ========
SUPPLEMENTAL DATA:
Cash paid for:
  Income taxes..............................................  $    --    $  1,731    $  7,106
  Interest..................................................  $   150    $    934    $    400
NONCASH FINANCING TRANSACTIONS:
  Debt assumed in acquisitions..............................  $    --    $ 12,485    $  8,030
  Equipment acquired via capital lease......................  $    --    $    863    $    171

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

     F.Y.I. Incorporated (the "Company" or "F.Y.I.") was founded in September 1994 to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: healthcare, law, banking, insurance, retailing, manufacturing and government. In January 1996, F.Y.I. acquired (the "Acquisitions") simultaneously with the closing of its initial public offering (the "IPO") on January 26, 1996, seven document management services businesses (the "Founding Companies"). The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of F.Y.I.

     Between September 1994 and the consummation of the IPO and the Acquisitions, F.Y.I. did not conduct any operations. For accounting purposes and for the purposes of the presentation of the financial statements herein, January 31, 1996 has been used as the effective date of the Acquisitions. Accordingly, the actual operating results of the Company included in the Statement of Operations for the twelve months ended December 31, 1996 include the eleven months of operations subsequent to the consummation of the Acquisitions.

     Since the IPO, the Company acquired four companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; and (iv) Micro Publishing Systems, Inc. ("MPS") in December 1997 (collectively, the "Pooled Companies"). The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC and Input. As a result, F.Y.I. is reporting financial results in periods prior to the Company's inception. The consolidated financial statements of the Company were not restated for the Rust and MPS acquisitions for the periods prior to January 1, 1996 and 1997, respectively, due to their financial immateriality. The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of
(i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

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

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the estimated useful life or the term of the lease.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Intangible Assets

     Intangible assets consist primarily of excess purchase price over net assets, which are amortized over 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company's management continually evaluates whether events and circumstances indicate the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets.

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

     Deferred income taxes are provided for temporary differences in the recognition of revenue and expenses for tax and financial reporting purposes. Temporary differences result primarily from accelerated depreciation and amortization for tax purposes, deferred contract revenue being taxed when billed, and various accruals and reserves being deductible for tax purposes in different periods.

  Net Income Per Share

     Net income per common share has been computed in accordance with SFAS No. 128, "Earnings Per Share," which requires the disclosure of basic and diluted net income per share. Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding for the period. Net income per share has been restated for all periods presented in accordance with SFAS No. 128.

  Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to make their presentation consistent with the current year.

  Consolidation

     The accompanying financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and its subsidiaries, which consist of the results of: (i) F.Y.I. Incorporated; (ii) the Founding Companies acquired simultaneously with the closing of F.Y.I.'s IPO on January 23, 1996

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
based on an effective date of January 31, 1996; (iii) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (iv) the companies acquired in business combinations accounted for under the pooling-of-interests method of accounting for all periods presented. All significant intercompany balances and transactions have been eliminated.

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.

  Pro Forma Net Income (Unaudited)

     The Company acquired Rust in December 1996, MAVRICC in March 1997, Input in March 1997, and MPS in December 1997, all in transactions that were accounted for as poolings-of-interests. The Pooled Companies were managed through their acquisition dates as independent private companies and represent a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the former owners have received from the business during those periods. In connection with the acquisition, the owners have entered into employment agreements that provide for compensation and benefits at levels lower than the historical amounts (the "Compensation Differential"). The unaudited pro forma data present compensation at the level the owners have agreed to receive subsequent to the acquisition. In addition, the pro forma data present the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and the related income tax impact of the Compensation Differential discussed above.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

     The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

                                         BALANCE AT              CHARGED TO                BALANCE AT
                                         BEGINNING    BALANCE    COSTS AND                   END OF
                                         OF PERIOD    ACQUIRED    EXPENSES    WRITE-OFFS     PERIOD
                                         ----------   --------   ----------   ----------   ----------
Twelve months ended December 31,
  1996.................................    $   22      $1,038      $1,017       $  837       $1,240
                                           ======      ======      ======       ======       ======
Twelve months ended December 31,
  1997.................................    $1,240      $2,046      $1,631       $1,795       $3,122
                                           ======      ======      ======       ======       ======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                                          ESTIMATED       DECEMBER 31,
                                                         USEFUL LIVES   -----------------
                                                            YEARS        1996      1997
                                                         ------------   -------   -------
Land...................................................    N/A          $   602   $   602
Buildings and improvements.............................   7--18           2,335     2,691
Leasehold improvements.................................   5--10             792     1,194
Vehicles...............................................    5--7           1,253     1,990
Machinery and equipment................................   5--15          14,705    18,062
Computer equipment.....................................    3--7           3,769     9,320
Furniture and fixtures.................................   5--15             999     2,493
                                                                        -------   -------
                                                                         24,455    36,352
Less -- Accumulated depreciation and amortization......                  11,152    16,464
                                                                        -------   -------
                                                                        $13,303   $19,888
                                                                        =======   =======

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1996       1997
                                                              -------    -------
Accounts payable and accrued liabilities....................  $ 4,968    $ 5,182
Accrued compensation and benefits...........................    2,819      4,698
Customer deposits...........................................      883      1,129
Accrued liabilities from acquisitions.......................    5,211      1,344
Accrued professional fees...................................    1,035        176
Other.......................................................      303        433
                                                              -------    -------
                                                              $15,219    $12,962
                                                              =======    =======

6. BUSINESS COMBINATIONS:

  1997 Acquisitions

     During 1997, the Company acquired 11 additional document management businesses, eight of which were accounted for as purchases (the "Purchased Companies") and three of which were accounted for under the pooling-of-interests method. The eight acquisitions accounted for as purchases were Acadian Consultants, Inc. ("Acadian"), Computer Central Corporation ("CCC"), Deliverex of San Francisco ("Deliverex San Francisco"), Information Management Corporation ("IMC"), Major Legal Services ("Major"), Quality Copy Service, QCSInet, Inc. and affiliates (collectively, "QCS"), APS Services ("APS"), and ZipShred, Inc. and ZipShred of America, LLC (collectively, "ZipShred"). The aggregate consideration paid for the Purchased Companies consisted of $5.8 million in cash and 724,572 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):


Consideration Paid..........................................  $17,950
Estimated Fair Value of Tangible Assets.....................    8,153
Estimated Fair Value of Liabilities.........................   11,772
Goodwill....................................................   21,569

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     The weighted average fair market values of the shares of Common Stock used in calculating the consideration paid was $16.79, which represents a 30% to 35% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

     The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain of the acquisitions are subject to additional consideration based upon achievement of specified earning targets over a one or two year period.

     The acquisitions of MAVRICC and Input in March 1997 for 820,000 and 263,636 shares of Common Stock, respectively, were accounted for as poolings-of-interests. The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC and Input. The separate and combined results of F.Y.I., MAVRICC and Input for the periods preceding the acquisition were as follows (in thousands):

                                                  F.Y.I.    MAVRICC   INPUT    CONSOLIDATED
                                                  -------   -------   ------   ------------
Year ended December 31, 1995:
  Total revenue.................................  $    --   $6,456    $2,584     $ 9,040
  Net income (loss).............................       --      177      (147)         30
  Pro forma net income..........................       --    1,049       (22)      1,027
  Diluted weighted average common shares........      633      820       264       1,717
Year ended December 31, 1996:
  Total revenue.................................   75,722    8,793     4,303      88,818
  Net income (loss).............................    4,031     (829)       93       3,295
  Pro forma net income..........................    4,172    1,028       399       5,599
  Diluted weighted average common shares........    5,968      820       264       7,052

     The acquisition of MPS in December 1997 for 326,506 shares of Common Stock was accounted for as a pooling-of-interests. The consolidated financial statements of the Company were not restated for periods prior to January 1, 1997 due to the financial immateriality of MPS. The interim results of the Company for the period from January 1, 1997 through September 30, 1997 have been restated for the MPS acquisition. Restated total revenue, net income, pro forma net income and weighted average shares outstanding after giving effect to the pooling-of-interests with MPS are summarized below. Pro forma net income reflects adjustments for the Compensation Differential and the related income tax effect.

                                                                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1997
                                                              ----------------------------
                                                                             AS PREVIOUSLY
                                                              AS RESTATED      REPORTED
                                                              -----------    -------------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                      SHARE DATA)
Total revenue...............................................   $109,893        $105,176
Net income..................................................      6,645           6,843
Net income per common share(1)..............................   $   0.63        $   0.67
Pro forma net income........................................      7,202           6,920
Pro forma net income per common share(1)....................   $   0.69        $   0.68
Weighted average common shares outstanding(1)...............     10,486          10,159

---------------

(1)  Net income per common share has been restated in accordance with SFAS 128.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  1996 Acquisitions

     Since the IPO and through December 31, 1996, the Company acquired 18 additional businesses (the "1996 Acquisitions") that provide document management services, of which 17 were accounted for as purchases and one was accounted for as a pooling-of-interests. The 1996 Acquisitions consist of: Sacramento Valley Records Management, Inc. ("Sacramento"); Microfilm Associates, Ltd. ("Microfilm"); B&B Information and Image Management, Inc. ("B&B"); Premier Document Management, Inc. and PDM Services, Inc. ("Premier"); Robert A. Cook and Staff, Inc. and RAC Services, Inc. ("Cook"); Octo, Inc. ("Octo"); Domor Data Processing ("Domor"); Index Record Management ("Index"); Rushmore Legal Support ("Rushmore"); C.M.R.S. Incorporated ("CMRS"), Minnesota Medical Record Service, Inc. ("Minnesota Medical Record"), and Texas Medical Record Service, Inc. ("Texas Medical Record") (collectively "Medical Record"); ZIA Information Analysis Group ("ZIA"); Carton Hodgson, Inc. and CH Direct, Inc. (collectively "Carton"); Data Input Services Corporation ("DISC"); Deliverex of Seattle ("Deliverex Seattle"); Researchers Litigation Support, L.L.C. ("Researchers LLC"); and Rust. The aggregate consideration paid for the 17 acquisitions accounted for as purchases consisted of $32.3 million in cash, 820,065 shares of Common Stock net of stock repurchased by the Company, and future contingent payment estimates of $2,664,000 to be paid in cash and stock. The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid..........................................    $46,523
Estimated Fair Value of Tangible Assets.....................     15,134
Estimated Fair Value of Liabilities.........................     12,994
Goodwill....................................................     44,383

     The fair market value of the shares of Common Stock used in calculating the consideration paid ranged from $13.65 to $16.35, which is based on approximately a 20-39% discount from the average trading price of the Common Stock based on the length and type of stock resale restrictions outlined in the purchase agreements.

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

     The Acquisitions have been accounted for in accordance with GAAP as a combination of F.Y.I. and the Founding Companies at historical cost, because:
(i) the Founding Companies' stockholders transferred assets to F.Y.I. in exchange for Common Stock and cash simultaneously, with the IPO; (ii) the nature of future operations of the Company will be substantially identical to the combined operations of the Founding Companies; and (iii) no former stockholder group of any of the Founding Companies obtained a majority of the outstanding voting shares of the Company.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Intangible Assets

     All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill is being amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with the B&B, Premier, Medical Record, ZIA, Carton, DISC, Acadian, CCC, Deliverex San Francisco, IMC, Major, QCS and APS acquisitions is not deductible for income tax purposes.

  Pro Forma Financial Data

     Set forth below are unaudited pro forma financial data for the years ended December 31, 1996 and December 31, 1997. The unaudited pro forma data give effect to: (i) the acquisitions of B&B, Premier, Cook, Medical Record, ZIA, Carton, DISC, Acadian, CCC, IMC, Major, QCS, APS and MPS; (ii) the acquisitions of the Founding Companies; and (iii) compensation and tax adjustments for all transactions as if these transactions had occurred on January 1, 1996. The acquisitions of Sacramento, Microfilm, Octo, Domor, Rushmore, Index, Deliverex Seattle, Researchers LLC, Deliverex San Francisco and ZipShred have not been included in the pro forma financial statements for periods prior to their acquisition date as the effect is immaterial.

                                                                   PRO FORMA YEAR ENDED
                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1996           1997
                                                                -----------    -----------
                                                                (UNAUDITED, IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
Revenue.....................................................     $162,677       $176,128
Income before income taxes..................................       10,328         15,969
Net income..................................................        6,197          9,581
Net income per common share
  Basic.....................................................     $   0.75       $   0.88
  Diluted...................................................     $   0.74       $   0.87
Weighted average common shares outstanding
  Basic.....................................................        8,298         10,839
  Diluted...................................................        8,426         11,017

     The pro forma financial data are provided for informational purposes only and do not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

     Subsequent to December 31, 1997, the Company acquired five additional businesses.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

7. CREDIT FACILITIES:

  Short-Term Obligations

     Short-term obligations consist of the following (in thousands):

                                                                DECEMBER 31,
                                                                ------------
                                                                1996    1997
                                                                ----    ----
Line of credit, expiring at December 1997, interest at prime plus 0.5% (8.75% at December 31, 1996 and 9.0% at December
  31, 1997).................................................    $250    $ --
                                                                ----    ----
Total short-term obligations................................    $250    $ --
                                                                ====    ====

  Long-term Obligations

     Long-term obligations consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Line of credit, expiring at February 18, 2001, interest at
  prime plus 1.5% or the Eurodollar rate plus 3% (8.75% to
  9.75% at December 31, 1996 and 8.94% to 10% at December
  31, 1997).................................................  $   --     2,000
Industrial Revenue Bonds: Variable Rate (3.5% at December
  31, 1996 and 3.3% at December 31, 1997) Demand/Fixed Rate
  Revenue Bonds, Prince George's County, Maryland; due
  beginning in 1996 through 2014, secured by all real estate equipment and other tangible property of a subsidiary of
  the Company...............................................   2,346     2,296
Note payable -- Small Business Administration, monthly
  payment of $3,000, including principal and interest at 4%, maturing November 17, 2014, secured by deed of trust on
  real estate and non-real estate assets of the Company,
  guaranteed by a stockholder and the stockholder's wife....     395       376
Notes payable -- Small Business Administration, monthly
  payment of $10,077, including principal and interest at
  prime plus 2.75% (11% at December 31, 1996 and 11.25% at
  December 31, 1997), maturing August 21, 2003 and December
  12, 2003, secured by all equipment and tangible property
  of the Company, guaranteed by a stockholder...............     585        --
Notes payable - Affiliates, due on demand with interest
  ranging from 1% to 8% above prime (9.25% to 16.25% at
  December 31, 1996 and 9.5% to 16.5% at December 31, 1997),
  unsecured.................................................      56        --
Capital lease obligations...................................   1,431     1,306
All other obligations.......................................     434       570
                                                              ------    ------
          Total.............................................   5,247     6,548
Less -- Current maturities of long-term obligations.........     585       856
                                                              ------    ------
          Total long-term obligations.......................  $4,662     5,692
                                                              ======    ======

     In April 1996, the Company and its subsidiaries entered into a credit agreement, as amended (the "1996 Credit Agreement"), with Banque Paribas, as agent, and the lenders named therein. In February 1998, F.Y.I. entered into a new credit agreement (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
amount up to $50.0 million, subject to certain customary borrowing capacity requirements. The 1998 Credit Agreement is secured by the assets and/or stock of F.Y.I. and its subsidiaries.

     The commitment to fund revolving credit loans under the 1998 Credit Agreement expires February 17, 2001. The annual interest rate applicable to borrowings under this facility is, at the option of the Company, (i) the prime rate or (ii) grid pricing ranging from 0.5% to 1.5% plus the Eurodollar rate based on the ratio of debt to EBITDA (as defined in the 1998 Credit Agreement). The 1998 Credit Agreement requires mandatory prepayments in certain circumstances. The outstanding principal balance of revolving credit loans is due and payable on March 31, 2003.

     The Company also has outstanding an irrevocable letter of credit in the amount of approximately $2.4 million to serve as a guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds. In January 1998, the Company entered into a letter of credit in the amount of $10,000,000 to serve as a guarantee for performance under a preliminary contract with the New York State Workers Compensation Board.

     The Company capitalized certain costs associated with the 1996 Credit Agreement. The unamortized costs of approximately $1.2 million were expensed in the fourth quarter of 1997 when the Company agreed to terms on the 1998 Credit Agreement.

     The weighted average interest rate on short and long-term obligations at December 31, 1997 and 1996 was 7.34% and 6.81%, respectively. The 1996 and 1998 Credit Agreements contain certain reporting requirements and financial covenants, including requirements that the Company maintain minimum levels of net worth and other financial ratios. As of December 31, 1997 and 1996, the Company has complied with all loan covenants.

  Maturities of Long-Term Obligations

     As of December 31, 1997, maturities of long-term obligations are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
1998........................................................  $  856
1999........................................................     566
2000........................................................     501
2001........................................................   2,293
2002........................................................     151
Thereafter..................................................   2,181
                                                              ------
Total.......................................................  $6,548
                                                              ======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

8. LEASE COMMITMENTS:

     The operating companies lease various office buildings, machinery, equipment, and vehicles. Future minimum lease payments under capital leases and noncancellable operating leases are as follows (in thousands):

                                                                   YEAR ENDED
                                                               DECEMBER 31, 1997
                                                              --------------------
                                                              CAPITAL    OPERATING
                 YEARS ENDING DECEMBER 31,                    LEASES      LEASES
                 -------------------------                    -------    ---------
1998........................................................  $  635      $ 7,087
1999........................................................     424        6,178
2000........................................................     263        4,194
2001........................................................     187        3,337
2002........................................................      33        2,350
Thereafter..................................................       8        6,059
                                                              ------      -------
Total minimum lease payments................................  $1,550      $29,205
                                                                          =======
Less -- Amounts representing interest.......................     244
                                                              ------
Net minimum lease payments..................................   1,306
Less -- Current portion of obligations under capital
  leases....................................................     516
                                                              ------
Long-term portion of obligations under capital leases.......  $  790
                                                              ======

     Rent expense for all operating leases for the years ended December 31, 1995, 1996, and 1997 was approximately $275,000, $4,145,000, and $7,871,000, respectively.

     Certain operating companies sublease a portion of their office facilities under noncancellable lease agreements which expire at various dates to three businesses. Future minimum sublease rental income as of December 31, 1997 for the remainder of the term and in the aggregate are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
1998........................................................  $ 97
1999........................................................    90
2000........................................................    78
2001........................................................    11
                                                              ----
                                                              $276
                                                              ====

9. INCOME TAXES:

     The provision for federal and state income taxes consists of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1995     1996      1997
                                                             ----    ------    ------
Current
  Federal..................................................  $(18)   $2,523    $4,987
  State....................................................    --       547       807
Deferred
  Federal..................................................   (40)     (165)      249
  State....................................................    --       (40)       40
                                                             ----    ------    ------
                                                             $(58)   $2,865    $6,083
                                                             ====    ======    ======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1995     1996      1997
                                                             ----    ------    ------
Tax at statutory rate......................................  $(10)   $2,094    $5,131
Add (deduct):
  State income taxes.......................................    --       339       559
  (Income) loss of S Corporations..........................   (60)      282       (66)
  Nondeductible expenses...................................    12       150       459
                                                             ----    ------    ------
                                                             $(58)   $2,865    $6,083
                                                             ====    ======    ======

     The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Deferred income tax liabilities --
  Tax over book depreciation and amortization...............  $  441    $  874
  Accrual to cash differences, net..........................   1,067       974
  Accounts receivable.......................................      --       340
  Other, net................................................       7        --
                                                              ------    ------
          Total deferred income tax liabilities.............   1,515     2,188
Deferred income tax assets --
  Allowance for doubtful accounts...........................     305       266
  Other, net................................................     100        68
                                                              ------    ------
          Total deferred income tax assets..................     405       334
                                                              ------    ------
Total net deferred income tax liabilities...................  $1,110    $1,854
                                                              ======    ======
Current portion of deferred income tax liabilities..........     759       980
Long-term deferred tax liabilities..........................     351       874
                                                              ------    ------
                                                              $1,110    $1,854
                                                              ======    ======

10. STOCKHOLDERS' EQUITY:

  Initial Public Offering and December Public Stock Offering:

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

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Stock Options and Warrants:

     At December 31, 1997, the Company had one stock-based compensation plan, the 1995 Stock Option Plan ("the Plan"), which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based upon the fair value at grant dates for awards under the Plan consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been as follows (in thousands, except for per share data):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1997
                                                              ------    ------
Net income under SFAS 123...................................  $2,708    $7,476
Diluted net income per common share under SFAS 123..........    0.46      0.70
Actual net income...........................................   3,295     9,007
Actual diluted net income per common share..................    0.47      0.85

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1996: risk free interest rate ranging from 5.4% to 6.9%, no dividend yield, expected life of three years, and volatility of 36%. The following assumptions were used for 1997: risk free interest rate ranging from 5.7% to 6.6%, no dividend yield, expected life of three years, and volatility of 33%.

     In October 1995, the Board of Directors and F.Y.I.'s stockholders approved the Plan, which became effective on the date of the IPO. The Plan provides awards of options to purchase Common Stock and may include incentive stock options ("ISOs") and/or non-qualified stock options.

     The Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service (or upon agreeing to serve in the case of the initial non-employee directors), a non-employee director will receive a non-qualified option to purchase 10,000 shares of Common Stock, and continuing non-employee directors will receive annual options to purchase 5,000 shares of Common Stock. Options granted to non-employee directors become exercisable one-third on the date of grant and one-third on each of the next two anniversaries of the date of grant. Non-employee directors' options have a term of five years from the date of grant.

     The maximum number of shares of Common Stock that may be subject to outstanding options, determined immediately after the grant of any option, is the greater of 650,000 shares or 16% of the aggregate number of shares of the Company's Common Stock outstanding, provided, however, that options to purchase no more than 650,000 shares of Common Stock may be granted as ISOs. At December 31, 1997 and 1996, approximately 189,000 and 1,037,000 shares, respectively, were available for issuance.

     The Company had options to purchase 1,561,981 and 690,370 shares outstanding at December 31, 1997 and 1996, respectively. These options, other than those granted to employee directors, have 10 year expirations

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
and various vesting schedules. Options are granted at the market price of the Common Stock on the date of grant.

                                                               OPTIONS OUTSTANDING
                                                       ------------------------------------
                                                                           WEIGHTED AVERAGE
                                                           SHARES           EXERCISE PRICE
                                                       --------------      ----------------
                                                       (IN THOUSANDS)
Balance at inception.................................         --                    --
Granted..............................................        473                $13.00
                                                           -----                ------
Balance, December 31, 1995...........................        473                $13.00
Granted..............................................        316                $19.58
Exercised............................................         46                $13.00
Forfeited............................................         53                $13.28
                                                           -----                ------
Balance, December 31, 1996...........................        690                $15.99
Granted..............................................        982                $21.95
Exercised............................................         87                $14.28
Forfeited............................................         23                $18.09
                                                           -----                ------
Balance, December 31, 1997...........................      1,562                $19.80
                                                           =====                ======
Exercisable, December 31, 1997.......................        453                $17.48
                                                           =====                ======

     The following table summarizes information about stock options granted under the Plan that were outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  -------------------------------------------------   -------------------------------
                    NUMBER      WEIGHTED-AVERAGE                         NUMBER
   RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICES   AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97     EXERCISE PRICE
---------------   -----------   ----------------   ----------------   ------------   ----------------
 $       13.00      307,011           7.4               $13.00          170,931           $13.00
 $16.00-$20.00      261,120           8.9               $18.73          170,300           $19.10
 $20.38-$25.31      993,850           9.5               $22.18          111,630           $21.86

  Warrants to Purchase Common Stock

     In November 1995, the Company granted to executive officers warrants to purchase 115,000 shares of common stock with an exercise price of $10.00 per share. The warrants are exercisable as to 50% of the underlying shares on March 31, 1997, and as to the remaining 50% on January 26, 1998. In May 1996, the Company granted to the Chief Executive Officer an additional warrant to purchase 50,000 shares of Common Stock at an exercise price of $20.00 per share. The additional warrant is exercisable as to 50% of the underlying shares on May 21, 1997 and as to the remaining 50% on May 21, 1998.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Net Income Per Share

     Basic and diluted net income per share were computed in accordance with SFAS No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             1995     1996      1997
                                                             -----    -----    ------
Basic weighted average common shares.......................  1,717    6,924    10,438
Weighted average options and warrants......................     --      128       178
                                                             -----    -----    ------
Diluted weighted average common shares.....................  1,717    7,052    10,616
                                                             =====    =====    ======

11. EMPLOYEE BENEFIT PLANS:

     The Company established a defined contribution plan (the "401(k) plan") in January 1997. The 401(k) plan covers employees of the Company and some of its subsidiaries. The employees must be at least 21 years of age and work at least 1,000 hours per year with one year of service to be eligible for the plan. In addition, the Company established a non-qualified plan in December 1996. The non-qualified compensation plan permits eligible officers to defer a portion of their compensation. Contributions to both the 401(k) plan and the non-qualified compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation. The Company may make contributions to either or both plans at the discretion of the Company's Board of Directors. No contributions were made to the 401(k) plan or the non-qualified compensation plan by F.Y.I. for the years ended December 31, 1997 or 1996. F.Y.I. offers no post-employment or post-retirement benefits.

     Certain of the subsidiaries have qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred related to the Plans by the subsidiaries was approximately $33,000, $131,000, and $140,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

12. RELATED-PARTY TRANSACTIONS:

  Leasing Transactions

     Certain of the Founding Companies lease their operating facilities, along with certain equipment, from selling parties who remained employees or directors of the Company. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 1997 and 1996 was approximately $834,000 and $487,000, respectively.

  Notes Receivable

     In the Acquisitions, the Company acquired $642,000 of notes receivable from two Founding Company stockholders. At the time of the Merger, the stockholders entered into new notes receivable with a stated interest rate (5%) and principal payment schedules. Interest is payable on a semi-annual basis, and principal is due as follows: 1998 -- $321,000; and 1999 -- $321,000.

  Other Transactions

     A subsidiary purchased digital coding services from an entity in which an F.Y.I. stockholder and director had a controlling interest. Effective December 1, 1996, the Company purchased this entity from the stockholder for $2,700,000. The expense incurred to the entity for the 11 months ended November 30, 1996

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
was $32,000, and billings to the entity were $49,000. Additionally, the Company charged the entity a management fee for accounting services. Management fees were $25,000 for the eleven months ended November 30, 1996.

13. COMMITMENTS AND CONTINGENCIES:

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

14. QUARTERLY INFORMATION (UNAUDITED):

                                                            F.Y.I. INCORPORATED
                               ------------------------------------------------------------------------------
                                        1996 QUARTER ENDED                       1997 QUARTER ENDED
                               -------------------------------------    -------------------------------------
                               MAR 31    JUN 30    SEP 30    DEC 31     MAR 31    JUN 30    SEP 30    DEC 31
                               -------   -------   -------   -------    -------   -------   -------   -------
Total revenue................  $12,221   $20,281   $25,938   $30,378    $33,488   $35,896   $40,509   $44,249
Gross profit.................    4,090     6,939     9,453    11,000     11,383    12,316    13,672    15,359
Earnings before taxes........      771     1,897     1,970     1,522      3,577     4,100     3,504     3,909
Net income...................      469     1,182     1,243       401      2,163     2,380     2,102     2,362
Pro forma earnings before
  taxes......................    1,105     2,275     2,968     3,100      3,820     4,127     4,250     3,937
Pro forma net income.........      664     1,359     1,773     1,803      2,256     2,396     2,550     2,378
Net income per common share
  Basic......................  $  0.07   $  0.18   $  0.18   $  0.05    $  0.21   $  0.23   $  0.20   $  0.22
  Diluted....................  $  0.07   $  0.17   $  0.18   $  0.05    $  0.21   $  0.23   $  0.20   $  0.21
Pro forma net income per
  common share
  Basic......................  $  0.10   $  0.20   $  0.25   $  0.24    $  0.22   $  0.23   $  0.24   $  0.22
  Diluted....................  $  0.10   $  0.20   $  0.25   $  0.23    $  0.22   $  0.23   $  0.24   $  0.22
Weighted average common
  shares outstanding
  Basic......................    6,463     6,632     6,962     7,639     10,129    10,281    10,533    10,810
  Diluted....................    6,578     6,763     7,084     7,784     10,295    10,424    10,739    11,007

Amounts reported differ from amounts previously reported due to the pooling-of-interests with MPS discussed in Note 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 1998 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1997 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 will be set forth under the caption "Executive Compensation" in the Company's 1998 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1997 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1997 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year end December 31, 1997 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this Report:

          (a)(1) Consolidated Financial Statements
                See Index to Consolidated Financial Statements on page 23.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I., Incorporated, Deliverex,
                            Incorporated, ASK Record Management, Inc., Deliverex
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.1 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.2            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, C. & T.
                            Management Services, Inc., Qualidata, Inc., DPAS
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.2 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.3            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Melanson &
                            Associates, Inc., Bay Area Micrographics, Researchers
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.3 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.4            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Paragon
                            Management Group, Inc., Recordex Acquisition Corp.,
                            Recordex Services, Inc., and the Stockholders named
                            therein (Incorporated by reference to Exhibit 2.4 to
                            Amendment No. 1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 33-98608) effective January
                            12, 1996)
          2.5            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Permanent
                            Records Inc., Permanent Records Acquisition Corp., and
                            the Stockholders named therein (Incorporated by reference
                            to Exhibit 2.5 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.6            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Leonard
                            Archives Inc., Leonard Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.6 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.7            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among Imagent Corporation, Imagent
                            Acquisition Corp. and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.7 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.8            -- Agreement and Plan of Reorganization dated as of October
                            25, 1995, by and among Mobile Information Services
                            Corporation, Inc., Imagent Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.8 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.9            -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of October 25, 1995, by and among F.Y.I.
                            Incorporated, Leonard Archives Inc., Leonard Acquisition
                            Corp. and the Stockholders named therein (Incorporated by
                            reference to Exhibit 2.9 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.10           -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of November 14, 1995, by and among F.Y.I.
                            Incorporated, C. & T. Management Services, Inc.,
                            Qualidata, Inc., DPAS Acquisition Corp., and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.10 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.11           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, B&B
                            (Baltimore-Washington) Acquisition Corp., B&B Information
                            and Image Management, Inc. and Charles J. Bauer, Jr.
                            (Incorporated by reference to Exhibit 10.17 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.12           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, Premier
                            Acquisition Corp., Premier Document Management, Inc., PDM
                            Services, Inc., Brian E. Whiteside, Christopher S. Moore,
                            Lynnette C. Pomerville and Gary T. Sievert (Incorporated
                            by reference to Exhibit 10.18 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
          2.13           -- Asset Purchase Agreement, dated as of June 28, 1996, by and among F.Y.I. Incorporated, Robert A. Cook Acquisition
                            Corp., Robert A. Cook and Staff, Inc. and RAC Services,
                            Inc., Robert A. Cook and Robert A. Cook and Anna M. Cook,
                            as Co-Trustees of the Cook 1993 Living Trust
                            (Incorporated by reference to Exhibit 10.19 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.14           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, California
                            Medical Record Service Acquisition Corp., C.M.R.S.
                            Incorporated and Alan Simon (Incorporated by reference to
                            Exhibit 2.14 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.15           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Texas Medical
                            Record Service Acquisition Corp., Texas Medical Record
                            Service, Inc., California Medical Record Service
                            Acquisition Corp. and Karen Jill Simon (Incorporated by
                            reference to Exhibit 2.15 to Post-Effective Amendment No.
                            3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.16           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Minnesota
                            Medical Record Service Acquisition Corp., Minnesota
                            Medical Record Service, Inc. and Alan Simon (Incorporated
                            by reference to Exhibit 2.16 to Post-Effective Amendment
                            No. 3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.17           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, ZIA
                            Acquisition Corp., ZIA Information Analysis Group and the
                            shareholders named therein (Incorporated by reference to
                            Exhibit 2.17 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.18           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MAVRICC
                            Acquisition Corp., MAVRICC Management Systems, Inc.,
                            F.Y.I. Incorporated, Craig F. Moncher and Kyle C. Kerbawy
                            (Incorporated by reference to Exhibit 2.18 to the
                            Company's Current Report on Form 8-K filed on April 9,
                            1997)
          2.19           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MMS Escrow
                            Acquisition Corp., MMS Escrow and Transfer Agency, Inc.,
                            Craig F. Moncher and Kyle C. Kerbawy (Incorporated by
                            reference to Exhibit 2.19 to the Company's Current Report
                            Form 8-K filed on April 9, 1997)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            F.Y.I. Incorporated (Incorporated by reference to Exhibit
                            3.1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          3.2            -- Amended and Restated By-Laws of F.Y.I. Incorporated
                            (Incorporated by reference to Exhibit 3.2 to the
                            Company's Form 10-Q filed on August 8, 1997)
          4              -- Form of certificate evidencing ownership of Common Stock of F.Y.I. Incorporated (Incorporated by reference to
                            Exhibit 4.2 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.1*           -- F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated
                            by reference to Exhibit 10.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.2*           -- Employment Agreement between F.Y.I. Incorporated and
                            Thomas C. Walker (Incorporated by reference to Exhibit
                            10.2 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.3*           -- Employment Agreement between F.Y.I. Incorporated and
                            David Lowenstein (Incorporated by reference to Exhibit
                            10.3 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.4*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jerry F. Leonard, Jr. (Incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.5*           -- Employment Agreement between F.Y.I. Incorporated and Greg
                            Melanson (Incorporated by reference to Exhibit 10.5 to
                            Amendment No. 1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 33-98608) effective January
                            12, 1996)
         10.6*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jonathan B. Shaw (Incorporated by reference to Exhibit
                            10.6 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.7*           -- Employment Agreement between F.Y.I. Incorporated and G.
                            Michael Bellenghi (Incorporated by reference to Exhibit
                            10.7 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.8            -- Form of Indemnification Agreement between F.Y.I. and each director (Incorporated by reference to Exhibit 10.8 to
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.9*           -- Employment Agreement between F.Y.I. Incorporated and Ed
                            H. Bowman, Jr. (Incorporated by reference to Exhibit 10.9
                            to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.10           -- Form of Registration Rights Agreement, dated as of
                            November 14, 1995, by and among Thomas C. Walker, David
                            Lowenstein and the persons named therein (Incorporated by
                            reference to Exhibit 10.10 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.11*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.11 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.12           -- Five Year Media Purchase Agreement, dated as of August 9,
                            1994, between Eastman Kodak Company and Jonathan B. Shaw
                            (Incorporated by reference to Exhibit 10.12 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.13*          -- Employment Agreement between F.Y.I. Incorporated and
                            Robert C. Irvine (Incorporated by reference to Exhibit
                            10.13 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective February 16, 1996)
         10.14           -- Credit Agreement, dated as of April 18, 1996, by and
                            among F.Y.I. Incorporated and its subsidiaries and Banque
                            Paribas, IBJ Schroder Bank & Trust, and First Source
                            Financial LLP (Incorporated by reference to Exhibit 10.14
                            to Post-Effective Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective April 30, 1996)
         10.15           -- Lease Agreement between F.Y.I. Incorporated and One
                            McKinney Plaza, Inc. (Incorporated by reference to
                            Exhibit 10.15 to Post-Effective Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective April 30, 1996)
         10.16*          -- Employment Agreement between F.Y.I. Incorporated and
                            Margot T. Lebenberg (Incorporated by reference to Exhibit
                            10.16 to Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.17           -- First Amendment to Credit Agreement, dated as of June 26,
                            1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.20 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
         10.18*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.21 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.19*          -- Warrant issued to Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.22 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
         10.20*          -- Employment Agreement between F.Y.I. Incorporated and
                            Timothy J. Barker (Incorporated by reference to Exhibit 2
                            to Post-Effective Amendment No. 3 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.21*          -- Separation Agreement, dated July 17, 1996, by and between
                            F.Y.I. Incorporated and Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.21 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.22*          -- Warrant issued to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.22 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.23           -- Second Amendment to Credit Agreement, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.23 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.24           -- Third Amendment to Credit Agreement, dated as of December
                            18, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.24 to the Company's Annual Report
                            on Form 10-K filed on March 11, 1997).
         10.25*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.25 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.26*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.26 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.27*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.27 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.28*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.28 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.29*          -- Employment Agreement between F.Y.I. Incorporated and Joe
                            A. Rose (Incorporated by reference to Exhibit 10.29 to
                            the Company's Form 10-Q filed on August 8, 1997)
         10.30*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Joe A. Rose (Incorporated by reference
                            to Exhibit 10.30 to the Company's Form 10-Q filed on
                            November 10, 1997)
         10.31           -- Fourth Amendment to Credit Agreement, dated as of
                            November 21, 1997, by and among F.Y.I. Incorporated and
                            its subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust and First Source Financial LLP
         10.32           -- Fifth Amendment to Credit Agreement, dated as of January
                            1, 1998, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust and First Source Financial LLP

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.33*          -- Employment Agreement between F.Y.I. Incorporated and
                            Ronald Zazworsky
         10.34*          -- Employment Agreement between F.Y.I. Incorporated and
                            Thomas C. Walker
         10.35*          -- Employment Agreement between F.Y.I. Incorporated and
                            David Lowenstein
         10.36*          -- Employment Agreement between F.Y.I. Incorporated and John
                            D. (Jack) Kearney
         10.37           -- Amended and Restated Credit Agreement, dated as of
                            February 17, 1998, by and among F.Y.I. Incorporated,
                            Banque Paribas, Bank of America Texas, N.A. and the
                            Lenders named therein
         10.38           -- Form of Agreement between the New York State Workers'
                            Compensation Board and QCSinet Acquisition Corp.
         10.39*          -- First Amendment to the Amended and Restated Employment
                            Agreement between F.Y.I. Incorporated and Ed H. Bowman,
                            Jr.
         21              -- List of subsidiaries of F.Y.I. Incorporated
         23.1            -- Consent of Arthur Andersen LLP
         24              -- Power of Attorney (included with the signature page
                            hereof)
         27              -- Financial Data Schedule

     (b) Reports on Form 8-K:

     The Company did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1997.

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

Date: March 11, 1998

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                             CAPACITY IN WHICH SIGNED           DATE
                      ---------                             ------------------------           ----

                /s/ ED H. BOWMAN, JR.                    Director, President and Chief    March 11, 1998
-----------------------------------------------------      Executive Officer (Principal
                  Ed H. Bowman, Jr.                        Executive Officer)

                /s/ TIMOTHY J. BARKER                    Senior Vice President and Chief  March 11, 1998
-----------------------------------------------------      Financial Officer (Principal
                  Timothy J. Barker                        Accounting Officer)

                /s/ THOMAS C. WALKER                     Chairman of the Board and Chief  March 11, 1998
-----------------------------------------------------      Development Officer
                  Thomas C. Walker

                /s/ DAVID LOWENSTEIN                     Director, Executive Vice         March 11, 1998
-----------------------------------------------------      President Corporate
                  David Lowenstein                         Development and Treasurer

            /s/ DONALD F. MOOREHEAD, JR.                 Director                         March 11, 1998
-----------------------------------------------------
              Donald F. Moorehead, Jr.

              /s/ G. MICHAEL BELLENGHI                   Director                         March 11, 1998
-----------------------------------------------------
                G. Michael Bellenghi

              /s/ JERRY F. LEONARD, JR.                  Director                         March 11, 1998
-----------------------------------------------------
                Jerry F. Leonard, Jr.

               /s/ GREGORY R. MELANSON                   Director and Senior Vice         March 11, 1998
-----------------------------------------------------      President
                 Gregory R. Melanson

                      SIGNATURE                             CAPACITY IN WHICH SIGNED           DATE
                      ---------                             ------------------------           ----
                /s/ JONATHAN B. SHAW                     Director                         March 11, 1998
-----------------------------------------------------
                  Jonathan B. Shaw

               /s/ MICHAEL J. BRADLEY                    Director                         March 11, 1998
-----------------------------------------------------
                 Michael J. Bradley

              /s/ HON. EDWARD M. ROWELL                  Director                         March 11, 1998
-----------------------------------------------------
                Hon. Edward M. Rowell

                 /s/ KYLE C. KERBAWY                     Director                         March 11, 1998
-----------------------------------------------------
                   Kyle C. Kerbawy

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          2.1            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I., Incorporated, Deliverex,
                            Incorporated, ASK Record Management, Inc., Deliverex
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.1 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.2            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, C. & T.
                            Management Services, Inc., Qualidata, Inc., DPAS
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.2 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.3            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Melanson &
                            Associates, Inc., Bay Area Micrographics, Researchers
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.3 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.4            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Paragon
                            Management Group, Inc., Recordex Acquisition Corp.,
                            Recordex Services, Inc., and the Stockholders named
                            therein (Incorporated by reference to Exhibit 2.4 to
                            Amendment No. 1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 33-98608) effective January
                            12, 1996)
          2.5            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Permanent
                            Records Inc., Permanent Records Acquisition Corp., and
                            the Stockholders named therein (Incorporated by reference
                            to Exhibit 2.5 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.6            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Leonard
                            Archives Inc., Leonard Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.6 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.7            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among Imagent Corporation, Imagent
                            Acquisition Corp. and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.7 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.8            -- Agreement and Plan of Reorganization dated as of October
                            25, 1995, by and among Mobile Information Services
                            Corporation, Inc., Imagent Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.8 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.9            -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of October 25, 1995, by and among F.Y.I.
                            Incorporated, Leonard Archives Inc., Leonard Acquisition
                            Corp. and the Stockholders named therein (Incorporated by
                            reference to Exhibit 2.9 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.10           -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of November 14, 1995, by and among F.Y.I.
                            Incorporated, C. & T. Management Services, Inc.,
                            Qualidata, Inc., DPAS Acquisition Corp., and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.10 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.11           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, B&B
                            (Baltimore-Washington) Acquisition Corp., B&B Infor-
                            mation and Image Management, Inc. and Charles J. Bauer,
                            Jr. (Incorporated by reference to Exhibit 10.17 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.12           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, Premier
                            Acquisition Corp., Premier Document Management, Inc., PDM
                            Services, Inc., Brian E. Whiteside, Christopher S. Moore,
                            Lynnette C. Pomerville and Gary T. Sievert (Incorporated
                            by reference to Exhibit 10.18 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
          2.13           -- Asset Purchase Agreement, dated as of June 28, 1996, by and among F.Y.I. Incorporated, Robert A. Cook Acquisition
                            Corp., Robert A. Cook and Staff, Inc. and RAC Services,
                            Inc., Robert A. Cook and Robert A. Cook and Anna M. Cook,
                            as Co-Trustees of the Cook 1993 Living Trust
                            (Incorporated by reference to Exhibit 10.19 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.14           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, California
                            Medical Record Service Acquisition Corp., C.M.R.S.
                            Incorporated and Alan Simon (Incorporated by reference to
                            Exhibit 2.14 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.15           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Texas Medical
                            Record Service Acquisition Corp., Texas Medical Record
                            Service, Inc., California Medical Record Service
                            Acquisition Corp. and Karen Jill Simon (Incorporated by
                            reference to Exhibit 2.15 to Post-Effective Amendment No.
                            3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.16           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Minnesota
                            Medical Record Service Acquisition Corp., Minnesota
                            Medical Record Service, Inc. and Alan Simon (Incorporated
                            by reference to Exhibit 2.16 to Post-Effective Amendment
                            No. 3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.17           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, ZIA
                            Acquisition Corp., ZIA Information Analysis Group and the
                            shareholders named therein (Incorporated by reference to
                            Exhibit 2.17 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.18           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MAVRICC
                            Acquisition Corp., MAVRICC Management Systems, Inc.,
                            F.Y.I. Incorporated, Craig F. Moncher and Kyle C. Kerbawy
                            (Incorporated by reference to Exhibit 2.18 to the
                            Company's Current Report on Form 8-K filed on April 9,
                            1997)
          2.19           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MMS Escrow
                            Acquisition Corp., MMS Escrow and Transfer Agency, Inc.,
                            Craig F. Moncher and Kyle C. Kerbawy (Incorporated by
                            reference to Exhibit 2.19 to the Company's Current Report
                            Form 8-K filed on April 9, 1997)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            F.Y.I. Incorporated (Incorporated by reference to Exhibit
                            3.1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          3.2            -- Amended and Restated By-Laws of F.Y.I. Incorporated
                            (Incorporated by reference to Exhibit 3.2 to the
                            Company's Form 10-Q filed on August 8, 1997)
          4              -- Form of certificate evidencing ownership of Common Stock of F.Y.I. Incorporated (Incorporated by reference to
                            Exhibit 4.2 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.1*           -- F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated
                            by reference to Exhibit 10.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.2*           -- Employment Agreement between F.Y.I. Incorporated and
                            Thomas C. Walker (Incorporated by reference to Exhibit
                            10.2 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.3*           -- Employment Agreement between F.Y.I. Incorporated and
                            David Lowenstein (Incorporated by reference to Exhibit
                            10.3 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.4*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jerry F. Leonard, Jr. (Incorporated by reference to
                            Exhibit 10.4 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.5*           -- Employment Agreement between F.Y.I. Incorporated and Greg
                            Melanson (Incorporated by reference to Exhibit 10.5 to
                            Amendment No. 1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 33-98608) effective Janu-
                            ary 12, 1996)
         10.6*           -- Employment Agreement between F.Y.I. Incorporated and
                            Jonathan B. Shaw (Incorporated by reference to Exhibit
                            10.6 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.7*           -- Employment Agreement between F.Y.I. Incorporated and G.
                            Michael Bellenghi (Incorporated by reference to Exhibit
                            10.7 to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.8            -- Form of Indemnification Agreement between F.Y.I. and each director (Incorporated by reference to Exhibit 10.8 to
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.9*           -- Employment Agreement between F.Y.I. Incorporated and Ed
                            H. Bowman, Jr. (Incorporated by reference to Exhibit 10.9
                            to Amendment No. 1 to the Company's Registration
                            Statement on Form S-1 (Registration No. 33-98608)
                            effective January 12, 1996)
         10.10           -- Form of Registration Rights Agreement, dated as of
                            November 14, 1995, by and among Thomas C. Walker, David
                            Lowenstein and the persons named therein (Incorporated by
                            reference to Exhibit 10.10 to Amendment No. 1 to the Com-
                            pany's Registration Statement on Form S-1 (Registration
                            No. 33-98608) effective January 12, 1996)
         10.11*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.11 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.12           -- Five Year Media Purchase Agreement, dated as of August 9,
                            1994, between Eastman Kodak Company and Jonathan B. Shaw
                            (Incorporated by reference to Exhibit 10.12 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.13*          -- Employment Agreement between F.Y.I. Incorporated and
                            Robert C. Irvine (Incorporated by reference to Exhibit
                            10.13 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective February 16, 1996)
         10.14           -- Credit Agreement, dated as of April 18, 1996, by and
                            among F.Y.I. Incorporated and its subsidiaries and Banque
                            Paribas, IBJ Schroder Bank & Trust, and First Source
                            Financial LLP (Incorporated by reference to Exhibit 10.14
                            to Post-Effective Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective April 30, 1996)
         10.15           -- Lease Agreement between F.Y.I. Incorporated and One
                            McKinney Plaza, Inc. (Incorporated by reference to
                            Exhibit 10.15 to Post-Effective Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective April 30, 1996)
         10.16*          -- Employment Agreement between F.Y.I. Incorporated and
                            Margot T. Lebenberg (Incorporated by reference to Exhibit
                            10.16 to Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.17           -- First Amendment to Credit Agreement, dated as of June 26,
                            1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.20 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
         10.18*          -- Warrant issued to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.21 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
         10.19*          -- Warrant issued to Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.22 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
         10.20*          -- Employment Agreement between F.Y.I. Incorporated and
                            Timothy J. Barker (Incorporated by reference to Exhibit 2
                            to Post-Effective Amendment No. 3 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21*          -- Separation Agreement, dated July 17, 1996, by and between
                            F.Y.I. Incorporated and Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.21 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.22*          -- Warrant issued to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.22 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.23           -- Second Amendment to Credit Agreement, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust, and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.23 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.24           -- Third Amendment to Credit Agreement, dated as of December
                            18, 1996, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust and First Source Financial LLP (Incorporated by
                            reference to Exhibit 10.24 to the Company's Annual Report
                            on Form 10-K filed on March 11, 1997).
         10.25*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.25 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.26*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.26 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.27*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.27 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.28*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.28 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.29*          -- Employment Agreement between F.Y.I. Incorporated and Joe
                            A. Rose (Incorporated by reference to Exhibit 10.29 to
                            the Company's Form 10-Q filed on August 8, 1997)
         10.30*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Joe A. Rose (Incorporated by reference
                            to Exhibit 10.30 to the Company's Form 10-Q filed on
                            November 10, 1997)
         10.31           -- Fourth Amendment to Credit Agreement, dated as of
                            November 21, 1997, by and among F.Y.I. Incorporated and
                            its subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust and First Source Financial LLP
         10.32           -- Fifth Amendment to Credit Agreement, dated as of January
                            1, 1998, by and among F.Y.I. Incorporated and its
                            subsidiaries and Banque Paribas, IBJ Schroder Bank &
                            Trust and First Source Financial LLP
         10.33*          -- Employment Agreement between F.Y.I. Incorporated and
                            Ronald Zazworsky
         10.34*          -- Employment Agreement between F.Y.I. Incorporated and
                            Thomas C. Walker
         10.35*          -- Employment Agreement between F.Y.I. Incorporated and
                            David Lowenstein
         10.36*          -- Employment Agreement between F.Y.I. Incorporated and John
                            D. (Jack) Kearney

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.37           -- Amended and Restated Credit Agreement, dated as of
                            February 17, 1998, by and among F.Y.I. Incorporated,
                            Banque Paribas, Bank of America Texas, N.A. and the
                            Lenders named therein
         10.38           -- Form of Agreement between the New York State Workers'
                            Compensation Board and QCSinet Acquisition Corp.
         10.39*          -- First Amendment to the Amended and Restated Employment
                            Agreement between F.Y.I. Incorporated and Ed H. Bowman,
                            Jr.
         21              -- List of subsidiaries of F.Y.I. Incorporated
         23.1            -- Consent of Arthur Andersen LLP
         24              -- Power of Attorney (included with the signature page
                            hereof)
         27              -- Financial Data Schedule