Form 10-Q
period 1998-03-31
FYI INC
filed 1998-05-11
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

                   Yes    X                      No
                      --------                     --------

         As of May 5, 1998, 11,815,034 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1998

                                      INDEX

PART I.           FINANCIAL INFORMATION

Item 1     Financial Statements                                                                     3

           Consolidated Balance Sheets - December 31, 1997 and March 31,
                1998 (unaudited)                                                                    4

           Consolidated Statements of Operations - Three months ended
                March 31, 1997 and 1998 (unaudited)                                                 5

           Consolidated Statements of Cash Flows - Three months ended
                March 31, 1997 and 1998 (unaudited)                                                 6

           Notes to Consolidated Financial Statements - March 31, 1998                              7

Item 2     Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                      10


PART II.          OTHER INFORMATION

Item 2     Changes in Securities                                                                 II-1

Item 5     Other Information                                                                     II-1

Item 6     Exhibits and Reports on Form 8-K                                                      II-3

SIGNATURES                                                                                       II-4

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                                December 31,      March 31,
                                                                                   1997             1998
                                                                                -----------     ------------
                                                     ASSETS                                      (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                    $   6,926       $   7,630
    Accounts receivable and notes receivable, less allowance of  $3,122 and
        $3,291, respectively                                                        29,468          36,205
    Inventory                                                                        1,675           1,399
    Notes receivable, shareholders - short term                                        351             673
    Prepaid expenses and other current assets                                        2,134           2,357
                                                                                 ---------       ---------
           Total current assets                                                     40,554          48,264


PROPERTY, PLANT AND EQUIPMENT, net                                                  19,888          22,361
GOODWILL AND OTHER INTANGIBLES, net                                                 64,278          88,534
NOTES RECEIVABLE, SHAREHOLDERS - LONG TERM                                             321            --
OTHER NONCURRENT ASSETS                                                              1,197           1,778
                                                                                 ---------       ---------

           Total assets                                                          $ 126,238       $ 160,937
                                                                                 =========       =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                     $  12,962       $  16,760
    Current maturities of long-term obligations                                        856             565
    Income taxes payable                                                             1,660           4,365
    Current portion of deferred income taxes                                           980             980
    Other current liabilities                                                        1,991           3,661
                                                                                 ---------       ---------
           Total current liabilities                                                18,449          26,331


LONG-TERM OBLIGATIONS, net of current maturities                                     5,692          18,639
DEFERRED INCOME TAXES, net of current portion                                          874           1,449
OTHER LONG-TERM OBLIGATIONS                                                            707             745
                                                                                 ---------       ---------

           Total liabilities                                                        25,722          47,164

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding                                                --              --
    Common stock, $.01 par value, 26,000,000 shares authorized,
       10,946,286 and 11,801,324 shares issued and outstanding at
       December 31, 1997 and March 31, 1998, respectively                              109             118
    Additional paid-in-capital                                                      89,541         101,527
    Retained earnings                                                               11,367          12,629
                                                                                 ---------       ---------
                                                                                   101,017         114,274

    Less - Treasury stock, $.01 par value, 36,670 shares
       at December 31, 1997 and March 31, 1998, respectively                          (501)           (501)
                                                                                 ---------       ---------
    Total stockholders' equity                                                     100,516         113,773
                                                                                 ---------       ---------
                        Total liabilities and stockholders' equity               $ 126,238       $ 160,937
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

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                       Three Months
                                                           Ended
                                                         March 31,
                                                 --------------------------
                                                    1997            1998
                                                 ----------      ----------
                                                        (unaudited)

REVENUE                                           $ 33,488       $ 50,606

COST OF SERVICES                                    21,426         31,514
DEPRECIATION                                           679          1,157
                                                  --------       --------
                  Gross profit                      11,383         17,935
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                         7,411         11,241
AMORTIZATION                                           415            708
                                                  --------       --------
                  Operating income                   3,557          5,986

OTHER (INCOME) EXPENSE:
    Interest expense                                   197            187
    Interest income                                   (247)           (46)
    Other (income) expense, net                         30             34
                                                  --------       --------

                  Income before income taxes         3,577          5,811
PROVISION FOR INCOME TAXES                           1,414          2,322
                                                  --------       --------

NET INCOME                                        $  2,163       $  3,489
                                                  ========       ========
PRO FORMA DATA:
    Historical net income                         $  2,163       $  3,489
    Pro forma compensation differential                243           --
    Pro forma provision for income taxes               150           --
                                                  --------       --------

PRO FORMA NET INCOME                              $  2,256       $  3,489
                                                  ========       ========

NET INCOME PER COMMON SHARE
    BASIC                                         $   0.21       $   0.30
                                                  ========       ========
    DILUTED                                       $   0.21       $   0.29
                                                  ========       ========

PRO FORMA NET INCOME PER COMMON SHARE
    BASIC                                         $   0.22       $   0.30
                                                  ========       ========
    DILUTED                                       $   0.22       $   0.29
                                                  ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                           10,129         11,609
                                                  ========       ========
    DILUTED                                         10,295         11,897
                                                  ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Three Months Ended
                                                                              --------------------------
                                                                               March 31,       March 31,
                                                                                 1997            1998
                                                                              ---------       ----------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $  2,163       $  3,489
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
           Depreciation and amortization                                          1,094          1,865
           Change in operating assets and liabilities:
                Accounts receivable                                              (2,124)        (3,320)
                Inventory                                                          (348)           280
                Prepaid expenses and other assets                                  (285)          (764)
                Accounts payable and other current liabilities                   (2,210)         4,324
                                                                               --------       --------
                      Net cash (used in) provided by operating activities        (1,710)         5,874

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                    (1,192)        (2,298)
    Distribution from partnership                                                    60           --
    Cash paid for acquisitions, net of cash acquired                             (4,380)       (15,426)
                                                                               --------       --------
                      Net cash used in investing activities                      (5,512)       (17,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of underwriting
       discounts and other costs                                                   (101)           336
    Distribution to shareholders of pooled companies                               (100)          --
    Proceeds from short-term obligations                                            220           --
    Proceeds from long-term obligations                                            --           15,000
    Principal payments on short-term obligations                                   (277)          --
    Principal payments on long-term obligations                                    (458)        (2,782)
                                                                               --------       --------
                      Net cash (used in) provided by financing activities          (716)        12,554

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (7,938)           704

CASH AND CASH EQUIVALENTS, beginning of period                                   22,014          6,926
                                                                               --------       --------

CASH AND CASH EQUIVALENTS, end of period                                       $ 14,076       $  7,630
                                                                               ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and its subsidiaries (the "Company" or "F.Y.I."), which include: (i) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (ii) the companies acquired in business combinations accounted for under the pooling-of-interests method of accounting either for all periods presented or from the date of acquisition based upon their financial materiality.

         In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 1998, its results of operations for the three months ended March 31, 1997 and 1998, and its cash flows for the three months ended March 31, 1997 and 1998. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 11, 1998, and the Company's Current Report on Form 8-K filed with the Commission on March 20, 1998. The results of operations for the interim periods ended March 31, 1997 and 1998 will not be indicative of the results for the full year because of the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date.

         Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.       PRO FORMA NET INCOME

         The Company acquired MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc., in March 1997; Input of Texas, Inc. in March 1997 and Micro Publishing Systems, Inc. in December 1997, all in transactions that were accounted for as poolings-of-interests. These companies were managed through their acquisition dates as independent private companies and represent a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the former owners have received from the businesses during those periods. In connection with the acquisitions, the owners have entered into employment agreements that provide for compensation and benefits at levels lower than the historical amounts (the "Compensation Differential"). The pro forma data present compensation at the level the owners have agreed to receive subsequent to the acquisitions. In addition, the pro forma data present the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and the related income tax impact of the Compensation Differential discussed above.

3.       WEIGHTED AVERAGE SHARES OUTSTANDING

         Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                            THREE MONTHS
                                                                ENDED
                                                       ----------------------
                                                        MARCH 31,    MARCH 31,
                                                          1997         1998
                                                        --------     --------
         Basic weighted average common shares            10,129       11,609
         Weighted average options and warrants              166          288
                                                         ------       ------
         Diluted weighted average common shares          10,295       11,897
                                                         ======       ======


4.       BUSINESS COMBINATIONS

         F.Y.I. acquired seven document management services businesses simultaneously with the closing of its initial public offering (the "IPO") on January 26, 1996. Since the IPO and through December 31, 1997, the Company acquired 29 additional document management businesses, of which 25 were accounted for as purchases and four were accounted for as poolings-of-interests.

         During the first three months of 1998, the Company acquired five additional document management businesses, four of which were accounted for as purchases (the "Purchased Companies") and one of which was accounted for as a pooling-of-interests. The four acquisitions accounted for as purchases were Medicopy, Inc., Associate Record Technician Services, Inc., DeBari Associates, Inc. and ACT Medical Record Services, Inc. The aggregate consideration paid for the Purchased Companies consisted of $11.4 million in cash and 506,699 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):



         Consideration Paid                                 $21,407
         Estimated Fair Value of Tangible Assets              4,792
         Estimated Fair Value of Liabilities                  4,964
         Goodwill                                            21,579

         The weighted average fair market values of the shares of Common Stock used in calculating the consideration paid was $19.33, which represents a 20% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

         The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain of the acquisitions are subject to additional consideration based upon the achievement of specified earning targets over one to three year periods.

         All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill is being amortized over a period of 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with a majority of the acquisitions is not deductible for income tax purposes.

         The acquisition of Lifo Systems, Inc. ("Lifo") in February 1998 for 326,659 shares of Common Stock was accounted for as a pooling-of-interests. The consolidated financial statements of the Company were not restated for periods prior to January 1, 1998 due to the financial immateriality of Lifo.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under "Item 5. Other Information."

         Introduction

         The Company's revenue relates to the following document and information outsourcing services: (i) document and data conversion services;
(ii) data capture services; (iii) direct marketing services; (iv) records management services; (v) healthcare services; (vi) litigation support services; and (vii) employee and investor services. The Company's revenue also consists of sales of micrographic and business imaging supplies and equipment, primarily in conjunction with film processing and other micrographic services, sales of filing supplies, shelving and software, commissions on the sales of imaging systems and equipment and franchising fees.

         Cost of services consists primarily of compensation and benefits to non-administrative employees, occupancy costs, equipment costs and supplies. The Company's cost of services also consists of cost of products sold for micrographics and business imaging supplies and equipment, filing supplies, shelving and software.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Revenue

         Revenue increased $17.1 million, or 51.1%, from $33.5 million for the three months ended March 31, 1997 to $50.6 million for the three months ended March 31, 1998. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to March 31, 1997; and (ii) internal growth of 6.8% in revenue at the companies acquired prior to March 31, 1997 and accounted for under the purchase method of accounting. Assuming all acquisitions were consummated as of January 1, 1997, pro forma internal revenue increased 11.5% for the three months ended March 31, 1998 compared to the prior period.

         Gross profit

         Gross profit increased 57.6% from $11.4 million for the three months ended March 31, 1997 to $17.9 million for the three months ended March 31, 1998, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 34.0% for the three months ended March 31, 1997 to 35.4% for the three months ended March 31, 1998, primarily due to the higher margin mix of revenue associated with the acquisitions completed subsequent to March 31, 1997.

         Selling, general and administrative expenses

         SG&A increased 51.7% from $7.4 million, or 22.1% of revenue, for the three months ended March 31, 1997 to $11.2 million, or 22.2% of revenue, for the three months ended March 31, 1998, primarily due to SG&A associated with the acquisitions subsequent to March 31, 1997. After giving effect to the Compensation Differential in each period, SG&A increased 56.8% from $7.2 million, or 21.4% of revenue, for the three months ended March 31, 1997 to $11.2 million, or 22.2% of revenue, for the three months ended March 31, 1998. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to March 31, 1997; and (ii) increased corporate overhead required to manage the consolidated group.

         Pro forma operating income

         Pro forma operating income adjusted for the Compensation Differential increased 57.5% from $3.8 million, or 11.3% of revenue, for the three months ended March 31, 1997 to $6.0 million, or 11.8% of revenue, for the three months ended March 31, 1998.

         Pro forma income before income taxes and pro forma net income

         Pro forma income before income taxes adjusted for the Compensation Differential increased 52.1% from $3.8 million for the three months ended March 31, 1997 to $5.8 million for the three months ended March 31, 1998, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes increased 54.7% from $2.3 million for the three months ended March 31, 1997 to $3.5 million for the three months ended March 31, 1998, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had $21.9 million of working capital and $7.6 million of cash. Cash flows provided by operating activities for the three months ended March 31, 1998 were $5.9 million. Net cash provided by operating activities for the three months ended March 31, 1998 was positively impacted by an increase in accounts payable and other current liabilities primarily due to the accrual of 1998 federal and state income and franchise taxes and increases in other current liabilities. This change was partially offset by an increase in revenue and a corresponding increase in accounts receivable. Net cash used in investing activities was $17.7 million, as the Company paid $15.4 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $12.6 million primarily due to borrowings on the Company's line of credit.

         During the three months ended March 31, 1997, net cash flows used in operating activities were $1.7 million. Net cash used in investing activities was $5.5 million, as the Company paid $4.4 million for acquisitions, net of cash acquired. Net cash used in financing activities was $700,000.

         The Company anticipates that cash on hand, cash from operations, additional bank financing available under the 1998 Credit Agreement (as defined below), and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. In February 1998, the Company entered into a new credit agreement (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $50.0 million, subject to certain customary borrowing capacity requirements. The availability under the 1998 Credit Agreement as of March 31, 1998 was $22.7 million. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has an effective acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 1,394,529 shares were available at March 31, 1998.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         The following information relates to securities of the Company issued or sold during the first quarter of 1998 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         In January and February 1998, the Company issued 417,450 shares of Common Stock for $.01 par value per share to the stockholders of ACT Medical Record Services, Inc. ("ACT") and Lifo in connection with the acquisitions by the Company of all of the outstanding shares of ACT and Lifo.

         Each of these transactions was completed without registration of the relevant securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving any public offering. On April 28, 1998, the Company filed a Registration Statement on Form S-3 registering 49% of such shares for resale by the holders thereof.

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

         Since December 31, 1997, the Company has acquired the following document and information outsourcing solutions businesses (the "Recent Acquisitions"): (i) ACT Medical Record Services, Inc., a medical release of information business in Wisconsin; (ii) Lifo Systems, Inc., a database creation and management business in Texas; (iii) Medicopy, Inc., a medical records release of information business in Mississippi; (iv) Associate Record Technician Services, Inc., a medical records temporary staffing agency in California; and
(v) DeBari Associates, Inc., a litigation support and systems integration company in New York City and St. Vincent, The Grenadines.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, or entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document management services geographically, to retain or to attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1     F.Y.I. Incorporated 1995 Stock Option Plan, as amended
27       Financial Data Schedule

(b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K with the Commission on March 20, 1998, reporting under Item 5 thereto the agreement between the New York State Workers Compensation Board and QCSinet Acquisition Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                          F.Y.I. Incorporated


Date:  May 11, 1998                       By: /s/ Ed H. Bowman, Jr.
                                              ---------------------
                                              Ed H. Bowman, Jr.
                                              Chief Executive Officer and
                                              President


Date:  May 11, 1998                       By: /s/ Timothy J. Barker
                                              ---------------------
                                              Timothy J. Barker
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS

  Exhibit
  Number                           Description
  ------                           -----------

10.1               F.Y.I. Incorporated 1995 Stock Option Plan, as amended
27                 Financial Data Schedule