Form 10-Q
period 1998-06-30
FYI INC
filed 1998-08-10
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the transition period from              to
                                                    ------------    ------------

                         Commission file number 0-27444

                               F.Y.I. INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        75-2560895
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                                 No.)

3232 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS               75204
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

         As of July 31, 1998, 11,961,300 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1998

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements                                                                     3

         Consolidated Balance Sheets - December 31, 1997 and June 30, 1998
              (unaudited)                                                                         4

         Consolidated Statements of Operations - Three months and six months ended
              June 30, 1997 and 1998 (unaudited)                                                  5

         Consolidated Statements of Cash Flows - Six months ended
              June 30, 1997 and 1998 (unaudited)                                                  6

         Notes to Consolidated Financial Statements - June 30, 1998                               7

Item 2   Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                      10

Item 3   Quantitative and Qualitative Disclosures about Market Risk                              13


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

SIGNATURES                                                                                     II-3


PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                      December 31,     June 30,
                                                                          1997           1998
                                                                     ------------   ------------
                                          ASSETS                              (unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                        $      6,926   $      4,834
    Accounts receivable, less allowance of $3,122 and $3,598,
       respectively                                                        29,468         38,239
    Inventory                                                               1,675          1,363
    Notes receivable, shareholders - short term                               351            480
    Prepaid expenses and other current assets                               2,134          2,244
                                                                     ------------   ------------
           Total current assets                                            40,554         47,160

PROPERTY, PLANT AND EQUIPMENT, net                                         19,888         25,588
GOODWILL AND OTHER INTANGIBLES                                             64,278         90,256
NOTES RECEIVABLE, STOCKHOLDER - LONG TERM                                     321             --
OTHER NONCURRENT ASSETS                                                     1,197          2,682
                                                                     ------------   ------------

           Total assets                                              $    126,238   $    165,686
                                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                         $     12,962   $     17,064
    Current maturities of long-term obligations                               856            549
    Income taxes payable                                                    1,660          1,035
    Current portion of deferred income taxes                                  980            980
    Other current liabilities                                               1,991          2,550
                                                                     ------------   ------------
           Total current liabilities                                       18,449         22,178

LONG-TERM OBLIGATIONS, net of current maturities                            5,692         22,545
DEFERRED INCOME TAXES, net of current portion                                 874            706
OTHER LONG-TERM OBLIGATIONS                                                   707            807
                                                                     ------------   ------------

           Total liabilities                                               25,722         46,236
                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding                                         --             --
    Common stock, $.01 par value, 26,000,000 shares authorized,
       10,946,286 and 11,900,770 shares issued and outstanding at
       December 31, 1997 and June 30, 1998, respectively                      109            119
    Additional paid-in-capital                                             89,541        103,618
    Retained earnings                                                      11,367         16,214
                                                                     ------------   ------------
                                                                          101,017        119,951
    Less - Treasury stock, $.01 par value, 36,670 shares
       at December 31, 1997 and June 30, 1998, respectively                  (501)          (501)
                                                                     ------------   ------------
    Total stockholders' equity                                            100,516        119,450
                                                                     ------------   ------------
                        Total liabilities and stockholders' equity   $    126,238   $    165,686
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

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                          Three Months              Six Months
                                                             Ended                     Ended
                                                            June 30,                  June 30,
                                                     ----------------------    ----------------------
                                                        1997        1998         1997          1998
                                                     ---------    ---------    ---------    ---------
                                                           (unaudited)              (unaudited)
REVENUE                                              $  35,896    $  53,637    $  69,384    $ 104,243

COST OF SERVICES                                        22,844       33,401       44,270       64,915
DEPRECIATION                                               736        1,263        1,415        2,420
                                                     ---------    ---------    ---------    ---------
                  Gross profit                          12,316       18,973       23,699       36,908
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                             7,753       11,917       15,164       23,158
AMORTIZATION                                               438          787          853        1,495
                                                     ---------    ---------    ---------    ---------
                  Operating income                       4,125        6,269        7,682       12,255
OTHER (INCOME) EXPENSE:
    Interest expense                                       183          347          380          534
    Interest income                                       (165)         (40)        (412)         (86)
    Other (income) expense, net                              7          (17)          37           17
                                                     ---------    ---------    ---------    ---------

                  Income before income taxes             4,100        5,979        7,677       11,790
PROVISION FOR INCOME TAXES                               1,720        2,393        3,134        4,715
                                                     ---------    ---------    ---------    ---------
NET INCOME                                           $   2,380    $   3,586    $   4,543    $   7,075
                                                     =========    =========    =========    =========

PRO FORMA DATA:
    Historical net income                            $   2,380    $   3,586    $   4,543    $   7,075
    Pro forma compensation differential                     27         --            270         --
    Pro forma provision for income taxes                    11         --            161         --
                                                     ---------    ---------    ---------    ---------
PRO FORMA NET INCOME                                 $   2,396    $   3,586    $   4,652    $   7,075
                                                     =========    =========    =========    =========

NET INCOME PER COMMON SHARE
    BASIC                                            $    0.23    $    0.30    $    0.45    $    0.60
                                                     =========    =========    =========    =========
    DILUTED                                          $    0.23    $    0.30         0.44    $    0.59
                                                     =========    =========    =========    =========

PRO FORMA NET INCOME PER COMMON SHARE
    BASIC                                            $    0.23    $    0.30    $    0.46    $    0.60
                                                     =========    =========    =========    =========
    DILUTED                                          $    0.23    $    0.30    $    0.45    $    0.59
                                                     =========    =========    =========    =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING
    BASIC                                               10,281       11,805       10,205       11,707
                                                     =========    =========    =========    =========
    DILUTED
                                                        10,424       12,137       10,359       12,017
                                                     =========    =========    =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Six Months Ended
                                                                            --------------------
                                                                            June 30,    June 30,
                                                                              1997        1998
                                                                            --------    --------
                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  4,543    $  7,075
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities
           Depreciation and amortization                                       2,268       3,915
           Change in operating assets and liabilities:
                Accounts receivable                                           (3,742)     (4,583)
                Inventory                                                       (342)        268
                Prepaid expenses and other assets                               (261)       (982)
                Accounts payable and other current liabilities                (4,041)       (341)
                                                                            --------    --------
                      Net cash (used in) provided by operating activities     (1,575)      5,352

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                (2,387)     (6,511)
    Distribution from partnership                                                 60          --
    Cash paid for acquisitions, net of cash received                          (7,777)    (17,426)
                                                                            --------    --------
                      Net cash used in investing activities                  (10,104)    (23,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of underwriting
       discounts and other costs                                                 295         756
    Distribution to shareholders of pooled companies                            (100)         --
    Proceeds from short-term obligations                                         220          --
    Proceeds from long-term obligations                                           --      22,000
    Principal payments on short-term obligations                                (306)         --
    Principal payments on long-term obligations                               (1,641)     (6,263)
                                                                            --------    --------
                      Net cash (used in) provided by financing activities     (1,532)     16,493

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (13,211)     (2,092)

CASH AND CASH EQUIVALENTS, beginning of period                                22,014       6,926
                                                                            --------    --------

CASH AND CASH EQUIVALENTS, end of period                                    $  8,803    $  4,834
                                                                            ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and its subsidiaries (the "Company" or "F.Y.I."), which consist of: (i) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (ii) the companies acquired in business combinations accounted for under the pooling-of-interests method of accounting either for all periods presented or from the date of acquisition, based upon their financial materiality.

     In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at June 30, 1998, its results of operations for the three months and six months ended June 30, 1997 and 1998, and its cash flows for the six months ended June 30, 1997 and 1998. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 11, 1998. The results of operations for the interim periods ended June 30, 1998 and 1997 may not be indicative of the results for the full year.

     Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.   PRO FORMA NET INCOME

     The Company acquired MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc., in March 1997; Input of Texas, Inc. in March 1997 and Micro Publishing Systems, Inc. in December 1997, all in transactions that were accounted for as poolings-of-interests. These companies were managed prior to their acquisition dates as independent private companies and represent a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the former owners have received from the businesses during those periods. In connection with the acquisitions, the owners have entered into employment agreements that provide for compensation and benefits at levels lower than the historical amounts (the "Compensation Differential"). The pro forma data present compensation at the level the owners have agreed to receive subsequent to the acquisitions. In addition, the pro forma data present the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and the related income tax impact of the Compensation Differential discussed above.

3.   WEIGHTED AVERAGE SHARES OUTSTANDING

     Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                   Three Months           Six Months
                                                       Ended                 Ended
                                                -------------------   -------------------
                                                June 30,   June 30,   June 30,   June 30,
                                                  1997       1998       1997       1998
                                                --------   --------   --------   --------
Basic weighted average common shares              10,281     11,805     10,205     11,707
Weighted average options and warrants                143        332        154        310
                                                --------   --------   --------   --------
Diluted weighted average common shares            10,424     12,137     10,359     12,017
                                                ========   ========   ========   ========


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

     During the first six months of 1998, the Company acquired six additional document management businesses, five of which were accounted for as purchases (the "Purchased Companies") and one of which was accounted for as a pooling-of-interests. The five acquisitions accounted for as purchases were Medicopy, Inc., Associate Record Technician Services, Inc., DeBari Associates, Inc., ACT Medical Record Services, Inc. and Eagle Legal Services, Inc. The aggregate consideration paid for the Purchased Companies consisted of $12.4 million in cash and 582,385 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):

         Consideration Paid                         $ 23,996
         Estimated Fair Value of Tangible Assets       5,781
         Estimated Fair Value of Liabilities           5,742
         Goodwill                                     23,957

     The weighted average fair market value of the shares of Common Stock used in calculating the consideration paid was $19.95, which represents a 20% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

     The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain of the acquisitions are subject to additional consideration based upon the achievement of specified earnings targets over one to three year periods.

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

     Cost of services consists primarily of compensation and benefits to non-administrative employees, occupancy costs, equipment costs and supplies. The Company's cost of services also includes the cost of products sold for micrographics and business imaging supplies and equipment, filing supplies, shelving and software.

     Selling, general and administrative expenses ("SG&A") consist primarily of:
(i) compensation and related benefits to the sales and marketing, executive management, accounting, human resources and other administrative employees of the Company; (ii) other sales and marketing costs; (iii) communications costs;
(iv) insurance costs; and (v) legal and accounting professional fees and expenses.


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenue

     Revenue increased 49.4% from $35.9 million for the three months ended June 30, 1997 to $53.6 million for the three months ended June 30, 1998. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to June 30, 1997; and (ii) internal growth of 7.9% in revenue at the companies acquired prior to June 30, 1997. Pro forma internal revenue growth was 8.9% for the three months ended June 30, 1998 assuming all acquisitions were consummated as of January 1, 1997.

     Gross profit

     Gross profit increased 54.1% from $12.3 million for the three months ended June 30, 1997 to $19.0 million for the three months ended June 30, 1998, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 34.3% for the three months ended June 30, 1997 to 35.4% for the three months ended June 30, 1998, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to June 30, 1997.

     Selling, general and administrative expenses

     SG&A increased 53.7% from $7.8 million, or 21.6% of revenue, for the three months ended June 30, 1997 to $11.9 million, or 22.2% of revenue, for the three months ended June 30, 1998, primarily due to SG&A associated with the acquisitions subsequent to June 30, 1997. After giving effect to the Compensation Differential in each period, SG&A increased 54.2% from $7.7 million or 21.5% of revenue, for the three months ended June 30, 1997 to $11.9 million, or 22.2% of revenue, for the three months ended June 30, 1998. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to June 30, 1997; and (ii) increased corporate overhead required to manage the consolidated group.

     Pro forma operating income

     Pro forma operating income adjusted for the Compensation Differential increased 51.0% from $4.2 million, or 11.6% of revenue, for the three months ended June 30, 1997 to $6.3 million, or 11.7% of revenue for the three months ended June 30, 1998.

     Pro forma income before income taxes and pro forma net income

     Pro forma income before income taxes adjusted for the Compensation Differential increased 44.9% from $4.1 million for the three months ended June 30, 1997 to $6.0 million for the three months ended June 30, 1998, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes increased 49.7% from $2.4 million for the three months ended June 30, 1997 to $3.6 million for the three months ended June 30, 1998, largely attributable to the factors discussed above.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Revenue

     Revenue increased 50.2% from $69.4 million for the six months ended
June 30, 1997 to $104.2 million for the six months ended June 30, 1998. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to June 30, 1997; and (ii) internal growth of 7.4% in revenue at the companies acquired prior to June 30, 1997. Pro forma internal revenue growth was 10.5% for the six months ended June 30, 1998 assuming all acquisitions were consummated as of January 1, 1997.

     Gross profit

     Gross profit increased 55.7% from $23.7 million for the six months ended June 30, 1997 to $36.9 million for the six months ended June 30, 1998, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 34.2% for the six months ended June 30, 1997 to 35.4% for the six months ended June 30, 1998, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to June 30, 1997.

     Selling, general and administrative expenses

     SG&A increased 52.7% from $15.2 million, or 21.9% of revenue, for the six months ended June 30, 1997 to $23.2 million, or 22.2% of revenue, for the six months ended June 30, 1998, primarily due to SG&A associated with the acquisitions subsequent to June 30, 1997. After giving effect to the Compensation Differential in each period, SG&A increased 55.5% from $14.9 million, or 21.5% of revenue, for the six months ended June 30, 1997 to $23.2 million, or 22.2% of revenue, for the six months ended June 30, 1998. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to June 30, 1997; and (ii) increased corporate overhead required to manage the consolidated group.

     Pro forma operating income

     Pro forma operating income adjusted for the Compensation Differential increased 54.1% from $8.0 million, or 11.5% of revenue, for the six months ended June 30, 1997 to $12.3 million, or 11.8% of revenue, for the six months ended June 30, 1998.

     Pro forma income before income taxes and pro forma net income

     Pro forma income before income taxes adjusted for the Compensation Differential increased 48.4% from $7.9 million for the six months ended June 30, 1997 to $11.8 million for the six months ended June 30, 1998, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes increased 52.1% from $4.7 million for the six months ended June 30, 1997 to $7.1 million for the six months ended June 30, 1998, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $25.0 million of working capital and $4.8 million of cash. Cash flows provided by operating activities for the six months ended June 30, 1998 were $5.4 million and were impacted by an increase in accounts receivable associated with the Company's revenue growth. Net cash used in investing activities was $23.9 million, as the Company paid $17.4 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $16.5 million primarily due to borrowings on the Company's line of credit.

     During the six months ended June 30, 1997, cash flows used in operating activities were $1.6 million. Net cash used in investing activities was $10.1 million, as the Company paid $7.8 million for acquisitions, net of cash acquired. Net cash used in financing activities was $1.5 million.

     The Company anticipates that cash on hand, cash from operations, additional bank financing available under the 1998 Credit Agreement (as defined below), and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for at least the next 12 months. In February 1998, the Company entered into a new credit agreement (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and the lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $50.0 million, subject to certain customary borrowing capacity requirements. In August 1998, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $65 million. The availability under the 1998 Credit Agreement as of August 3, 1998 was $31.2 million. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has an effective acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 1,318,843 shares were available at June 30, 1998.

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

     Management is in the process of evaluating the effect of the Year 2000 Issue on the Company and the need to achieve Year 2000 compliance with no material effect on customers or disruption in business operations. The Company's process includes communications with suppliers, customers and others with which it does business. Based on preliminary findings, the total cost of addressing the Year 2000 Issue is not expected to have a material adverse effect on the Company's business, financial condition or results of operations. However, management is in the process of completing its assessment of the potential impact and cost of the Year 2000 Issue on the Company and the potential exposure of the Company to related problems of its customers and suppliers. There can be no assurance that such exposure or the costs of remediating any problems associated therewith will not materially adversely affect the Company's future business, financial condition or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Rule 304 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Company at this time.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     On May 6, 1998, the Company held its annual meeting of stockholders. The stockholders elected ten (10) directors. The shares voting on the director nominees were cast as follows:

                                      Number of Votes
                               -----------------------------

  Nominee                         For       Against/Withheld    Abstentions    Broker Non-Votes
  -------                         ---       ----------------    -----------    ----------------

  G. Michael Bellenghi         9,862,322         43,835             --                --
  Ed H. Bowman, Jr.            9,862,322         43,835             --                --
  Michael J. Bradley           9,862,322         43,835             --                --
  Kyle C. Kerbawy              9,862,322         43,835             --                --
  David Lowenstein             9,862,322         43,835             --                --
  Gregory R. Melanson          9,862,322         43,835             --                --
  Donald F. Moorehead, Jr.     9,862,322         43,835             --                --
  Hon. Edward M. Rowell        9,862,322         43,835             --                --
  Jonathan B. Shaw             9,862,322         43,835             --                --
  Thomas C. Walker             9,862,322         43,835             --                --

     The stockholders approved the 1995 Stock Option Plan, as amended. The shares voting on the 1995 Stock Option Plan, as amended were cast as follows:

     8,499,880 shares were voted in favor of approving and adopting the 1995 Stock Option Plan, as amended. 651,335 shares were voted against approving and adopting the 1995 Stock Option Plan, as amended, and 2,697 shares abstained.

ITEM 5.  OTHER INFORMATION.

RECENT DEVELOPMENTS

     Since December 31, 1997, the Company has acquired the following document and information outsourcing solutions businesses (the "Recent Acquisitions"):
(i) ACT Medical Record Services, Inc., a medical records release of information business in Wisconsin; (ii) Lifo Systems, Inc., a database creation and management business in Texas; (iii) Medicopy, Inc., a medical records release of information business in Mississippi; (iv) Associate Record Technician Services, Inc., a medical temporary staffing agency in California; (v) DeBari Associates, Inc., a litigation support and systems integration company in New York City and St. Vincent, The Grenadines; (vi) Eagle Legal Services, Inc., a litigation support company in Kansas and Missouri; and (vii) Doctex, a systems integration company in Missouri.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

     This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document management services geographically, to retain or to attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
10.31      First Amendment to Amended and Restated  Employment  Agreement  between F.Y.I.
           Incorporated  and Joe A. Rose
10.32      First Amendment to Amended and Restated Credit Agreement, dated as of
           August 3, 1998, by and among F.Y.I. Incorporated, Banque Paribas,
           Bank of America Texas, N.A. and the Lenders named therein
21         List of Subsidiaries of F.Y.I. Incorporated
27.1       Financial Data Schedule
27.2       Restated Financial Data Schedule

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                             F.Y.I. Incorporated


Date:   August 10, 1998                      By: /s/ Ed H. Bowman, Jr.
                                                 ---------------------
                                                 Ed H. Bowman, Jr.
                                                 President and
                                                 Chief Executive Officer


Date:   August 10, 1998                      By: /s/ Timothy J. Barker
                                                 ---------------------
                                                 Timothy J. Barker
                                                 Senior Vice President and Chief
                                                 Financial Officer (Principal
                                                 Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
10.31      First Amendment to Amended and Restated  Employment  Agreement  between F.Y.I.
           Incorporated  and Joe A. Rose
10.32      First Amendment to Amended and Restated Credit Agreement, dated as of
           August 3, 1998, by and among F.Y.I. Incorporated, Banque Paribas,
           Bank of America Texas, N.A. and the Lenders named therein
21         List of Subsidiaries of F.Y.I. Incorporated
27.1       Financial Data Schedule
27.2       Restated Financial Data Schedule