Form 10-Q
period 1998-09-30
FYI INC
filed 1998-11-16
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934 for the transition period from            to
                                                    ----------    ----------

                         Commission file number 0-27444

                               F.Y.I. INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      75-2560895
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3232 MCKINNEY AVENUE, SUITE 900, DALLAS, TEXAS                75204
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

                                    Yes [X]       No [ ]

    As of October 30, 1998, 13,562,651 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                      INDEX

     PART I.       FINANCIAL INFORMATION

     Item 1        Financial Statements                                                                                  3

                   Consolidated Balance Sheets - December 31, 1997 and September 30, 1998 (unaudited)                    4

                   Consolidated Statements of Operations - Three months and nine months ended
                   September 30, 1997 and 1998 (unaudited)                                                               5

                   Consolidated Statements of Cash Flows - Nine months ended
                   September 30, 1997 and 1998 (unaudited)                                                               6

                   Notes to Consolidated Financial Statements - September 30, 1998                                       7

     Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations                11

     Item 3        Quantitative and Qualitative Disclosures about Market Risk                                           15


     PART II.      OTHER INFORMATION

     Item 2        Changes in Securities                                                                              II-1

     Item 5        Other                                                                                              II-1
                   Information

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


     SIGNATURES                                                                                                       II-3

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                                        1997                1998
                                                                                    -----------          ---------
                           ASSETS                                                                (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                         $   9,261          $   8,608
    Accounts receivable, less allowance of $3,219 and $3,716, respectively               32,349             46,713
    Inventory                                                                             1,675              1,370
    Notes receivable, shareholders - short term                                             351                479
    Prepaid expenses and other current assets                                             2,141              2,751
                                                                                      ---------          ---------
           Total current assets                                                          45,777             59,921

PROPERTY, PLANT AND EQUIPMENT, NET                                                       21,051             28,028
GOODWILL AND OTHER INTANGIBLES                                                           64,278             92,111
NOTES RECEIVABLE, STOCKHOLDER - LONG TERM                                                   321                  -
OTHER NONCURRENT ASSETS                                                                   1,315              3,295
                                                                                      ---------          ---------

           Total assets                                                             $   132,742        $   183,355
                                                                                    ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                          $  17,185          $  22,542
    Current maturities of long-term obligations                                             856                476
    Income taxes payable                                                                  2,053              3,584
    Current portion of deferred income taxes                                                980                980
    Other current liabilities                                                             1,991              1,948
                                                                                      ---------          ---------
           Total current liabilities                                                     23,065             29,530

LONG-TERM OBLIGATIONS, net of current maturities                                          5,692             24,899
DEFERRED INCOME TAXES, net of current portion                                               914                746
OTHER LONG-TERM OBLIGATIONS                                                                 707                768
                                                                                      ---------          ---------

           Total liabilities                                                             30,378             55,943
                                                                                      ---------          ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding                                                        -                  -
    Common stock, $.01 par value, 26,000,000 shares authorized,
       11,691,286 and 12,710,951 shares issued and outstanding at
       December 31, 1997 and September 30, 1998, respectively                               117                127
    Additional paid-in-capital                                                           89,557            105,159
    Retained earnings                                                                    13,191             22,627
                                                                                      ---------          ---------
                                                                                        102,865            127,913
    Less - Treasury stock, $.01 par value, 36,670 shares
       at December 31, 1997 and September 30, 1998, respectively                           (501)              (501)
                                                                                      ---------          ---------
    Total stockholders' equity                                                          102,364            127,412
                                                                                      ---------          ---------
                        Total liabilities and stockholders' equity                  $   132,742        $   183,355
                                                                                    ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                                        THREE MONTHS                    NINE MONTHS
                                                                            ENDED                          ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    ------------------------       -----------------------
                                                                      1997            1998           1997           1998
                                                                    --------        --------       --------       --------
                                                                          (UNAUDITED)                    (UNAUDITED)
REVENUE                                                             $ 44,267        $ 59,302       $119,979       $172,469

COST OF SERVICES                                                      28,640          36,770         77,009        107,844
DEPRECIATION                                                             867           1,418          2,401          3,934
                                                                    --------        --------       --------       --------
                  Gross profit                                        14,760          21,114         40,569         60,691
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                          10,449          13,016         27,152         38,206
AMORTIZATION                                                             450             828          1,303          2,323
                                                                    --------        --------       --------       --------
                  Operating income                                     3,861           7,270         12,114         20,162
OTHER (INCOME) EXPENSE:
    Interest expense                                                     162             417            566            969
    Interest income                                                      (36)            (37)          (448)          (123)
    Other (income) expense, net                                          (50)            (68)           (19)          (118)
                                                                    ---------       ---------      ---------      ---------

                  Income before income taxes                           3,785           6,958         12,015         19,434
PROVISION FOR INCOME TAXES                                             1,514           2,783          4,869          7,772
                                                                    --------        --------       --------       --------
NET INCOME                                                          $  2,271        $  4,175       $  7,146       $ 11,662
                                                                    ========        ========       ========       ========

PRO FORMA DATA:
    Historical net income                                           $  2,271        $  4,175       $  7,146       $ 11,662
    Pro forma compensation differential                                  746               -          1,016              -
    Pro forma provision for income taxes                                 298               -            459              -
                                                                    --------        --------       --------       --------
PRO FORMA NET INCOME                                                $  2,719        $  4,175       $  7,703       $ 11,662
                                                                    ========        ========       ========       ========

NET INCOME PER COMMON SHARE
    BASIC                                                           $   0.20        $   0.33       $   0.65       $    0.93
                                                                    ========        ========       ========       =========
    DILUTED                                                         $   0.20        $   0.32           0.64       $    0.91
                                                                    ========        ========       ========       =========

PRO FORMA NET INCOME PER COMMON SHARE
    BASIC                                                           $   0.24        $   0.33       $   0.70       $    0.93
                                                                    ========        ========       ========       =========
    DILUTED                                                         $   0.24        $   0.32       $   0.69       $    0.91
                                                                    ========        ========       ========       =========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING
    BASIC                                                             11,278          12,670         11,059          12,525
                                                                    ========        ========       ========       =========
    DILUTED                                                           11,484          13,046         11,231          12,857
                                                                    ========        ========       ========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                     NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                                  1997                 1998
                                                                                              -------------        -------------
                                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                $       7,146        $      11,662
    Adjustments to reconcile net income to net cash provided
       by operating activities
           Depreciation and amortization                                                              3,704                6,257
           Change in operating assets and liabilities:
                Accounts receivable                                                                  (5,477)              (8,854)
                Prepaid expenses and other assets                                                       (71)              (2,168)
                Accounts payable and other current liabilities                                       (3,557)               1,990
                                                                                              -------------        -------------
                      Net cash provided by operating activities                                       1,745                8,887

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                                       (5,041)              (9,261)
    Distribution from partnership                                                                        60                    -
    Cash paid for acquisitions, net of cash received                                                 (9,428)             (19,276)
                                                                                              --------------       --------------
                      Net cash used in investing activities                                         (14,409)             (28,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of underwriting
       discounts and other costs                                                                        690                  979
    Distribution to shareholders of pooled companies                                                   (100)                   -
    Proceeds from short-term obligations                                                                446                    -
    Proceeds from long-term obligations                                                                   -               25,500
    Principal payments on short-term obligations                                                       (527)                   -
    Principal payments on long-term obligations                                                      (1,672)              (7,482)
                                                                                              --------------       --------------
                      Net cash (used in) provided by financing activities                            (1,163)              18,997

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (13,827)                (653)

CASH AND CASH EQUIVALENTS, beginning of period                                                       23,402                9,261
                                                                                              -------------        -------------

CASH AND CASH EQUIVALENTS, end of period                                                      $       9,575        $       8,608
                                                                                              =============        =============

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

    In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at September 30, 1998, its results of operations for the three months and nine months ended September 30, 1997 and 1998, and its cash flows for the nine months ended September 30, 1997 and 1998. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 11, 1998. The results of operations for the interim periods ended September 30, 1998 and 1997 may not be indicative of the results for the full year.

    Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.  PRO FORMA NET INCOME

    The Company acquired MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc., in March 1997; Input of Texas, Inc. in March 1997; and Micro Publishing Systems, Inc. in December 1997, all in transactions that were accounted for as poolings-of-interests. These companies were managed prior to their acquisition dates as independent private companies and represent a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the former owners have received from the businesses during those periods. In connection with the acquisitions, the owners have entered into employment agreements that provide for compensation and benefits at levels lower than the historical amounts (the "Compensation Differential"). The pro forma data present compensation at the level the owners have agreed to receive subsequent to the acquisitions. In addition, the pro forma data present the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and the related income tax impact of the Compensation Differential discussed above.

3. WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):


                                                THREE MONTHS               NINE MONTHS
                                                    ENDED                     ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                            --------------------      ----------------------
                                             1997          1998        1997            1998
                                            -------      -------      -------        -------
Basic weighted average common shares         11,278       12,670       11,059         12,525
Weighted average options and warrants           206          376          172            332
                                            -------      -------      -------        -------
Diluted weighted average common shares       11,484       13,046       11,231         12,857
                                            =======      =======      =======        =======


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

    During the first nine months of 1998, the Company acquired eight additional document management businesses, six of which were accounted for as purchases (the "Purchased Companies") and two of which were accounted for as poolings-of-interests. The six acquisitions accounted for as purchases were Medicopy, Inc., Associate Record Technician Services, Inc., DeBari Associates, Inc., ACT Medical Record Services, Inc., Eagle Legal Services, Inc. and Doctex, Inc. The aggregate consideration paid for the Purchased Companies consisted of $13.8 million in cash and 633,385 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):


      Consideration Paid                                    $ 26,690
      Estimated Fair Value of Tangible Assets                  7,163
      Estimated Fair Value of Liabilities                      7,277
      Goodwill                                                26,804


    The weighted average fair market value of the shares of Common Stock used in calculating the consideration paid was $20.28, which represents a 20% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

    The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. The consideration paid for certain acquisitions is subject to adjustment based upon actual earnings over one to three year periods.

    The acquisitions of Lifo Systems, Inc. ("Lifo") in February 1998 and Creative Mailings, Inc. ("CMI") in September 1998 for 1,071,659 shares of Common Stock were accounted for as poolings-of-interests. The consolidated financial statements of the Company were not restated for Lifo for periods prior to January 1, 1998 due to the financial immateriality of Lifo. The Company's consolidated financial statements give retroactive effect to the acquisition of CMI for all periods presented herein. The interim results of the Company for the period from January 1, 1997 to September 30, 1997 have been restated for the CMI acquisition. Restated total revenue, net income, pro forma net income and weighted average shares outstanding after giving effect to the CMI acquisition are summarized below:


                                                            Three Months Ended               Nine Months Ended
                                                            September 30, 1997              September 30, 1997
                                                       ---------------------------      ---------------------------
                                                                     As Previously                    As Previously
                                                       As Restated     Reported         As Restated    Reported
                                                       -----------   -------------      -----------   -------------
                                                             (unaudited, in thousands, except per share data)
  Revenue                                              $  44,267      $  40,509        $    119,979    $  109,893
  Net income                                               2,271          2,102               7,146         6,645
  Net income per common share                               0.20           0.20                0.64          0.63
  Pro forma net income                                     2,719          2,550               7,703         7,202
  Pro forma net income per common share                     0.24           0.24                0.69          0.69
  Diluted weighted average common shares outstanding      11,484         10,739              11,231        10,486


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

5.  SUBSEQUENT EVENTS

    In October 1998, the Company acquired Economic Research Services, Inc., ("ERS") for 835,000 shares of Common Stock in a business combination that was accounted for as a pooling-of-interests. The Company's consolidated financial statements will give retroactive effect to the acquisition of ERS for all periods presented. Restated total revenue, net income, pro forma net income and weighted average shares outstanding after giving effect to the ERS acquisition are summarized below:


                                                            Three Months Ended               Nine Months Ended
                                                            September 30, 1997              September 30, 1997
                                                       ---------------------------      ---------------------------
                                                                     As Previously                    As Previously
                                                       As Restated       Reported       As Restated     Reported
                                                       -----------   -------------      -----------  --------------
                                                             (unaudited, in thousands, except per share data)
  Revenue                                              $ 46,602       $ 44,267         $ 127,086     $  119,979
  Net income                                              3,035          2,271             9,696          7,146
  Net income per common share                              0.25           0.20              0.80           0.64
  Pro forma net income                                    3,177          2,719             9,233          7,703
  Pro forma net income per common share                    0.26           0.24              0.77           0.69
  Diluted weighted average common shares outstanding     12,319         11,484            12,066         11,231

                                                            Three Months Ended               Nine Months Ended
                                                            September 30, 1998              September 30, 1998
                                                       ---------------------------     ---------------------------
                                                                     As Previously                   As Previously
                                                       As Restated     Reported        As Restated      Reported
                                                       -----------   -------------     -----------   -------------
                                                             (unaudited, in thousands, except per share data)
  Revenue                                              $ 63,498       $ 59,302         $ 181,571     $  172,469
  Net income                                              5,247          4,175            14,210         11,662
  Net income per common share                              0.38           0.32              1.04           0.91
  Pro forma net income                                    4,818          4,175            13,190         11,662
  Pro forma net income per common share                    0.35           0.32              0.96           0.91
  Diluted weighted average common shares outstanding     13,881         13,046            13,692         12,857


     In October 1998, the Company sold the assets of Leonard Archives to Iron Mountain, Inc. in exchange for cash and the assets of Copyright, Inc., a Philadelphia-based provider of healthcare release of information services.

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

    Introduction

    The Company's revenue relates to the following document and information outsourcing services: (i) document and data conversion services; (ii) data capture services; (iii) direct marketing services; (iv) records management services; (v) systems integration services; (vi) healthcare services; (vii) litigation support services; and (viii) employee and investor services. The Company's revenue also consists of sales of micrographic and business imaging supplies and equipment, primarily in conjunction with film processing and other micrographic services; sales of filing supplies, shelving and software; and commissions on the sales of imaging systems and equipment.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

    Revenue

    Revenue increased 34.0% from $44.3 million for the three months ended September 30, 1997 to $59.3 million for the three months ended September 30, 1998. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to September 30, 1997; and (ii) internal growth of 9.1% in revenue at the companies acquired prior to September 30, 1997. Pro forma internal revenue growth was 13.8% for the three months ended September 30, 1998 assuming all acquisitions were consummated as of January 1, 1997.

    Gross profit

    Gross profit increased 43.0% from $14.8 million for the three months ended September 30, 1997 to $21.1 million for the three months ended September 30, 1998, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 33.3% for the three months ended September 30, 1997 to 35.6% for the three months ended September 30, 1998, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to September 30, 1997.

    Selling, general and administrative expenses

    SG&A increased 24.6% from $10.4 million, or 23.6% of revenue, for the three months ended September 30, 1997 to $13.0 million, or 21.9% of revenue, for the three months ended September 30, 1998, primarily due to SG&A associated with the acquisitions subsequent to September 30, 1997. After giving effect to the Compensation Differential in each period, SG&A increased 34.1% from $9.7 million, or 21.9% of revenue, for the three months ended September 30, 1997 to $13.0 million, or 21.9% of revenue, for the three months ended September 30, 1998. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to September 30, 1997; and (ii) increased corporate overhead required to manage the consolidated group.

    Pro forma operating income

    Pro forma operating income adjusted for the Compensation Differential increased 57.8% from $4.6 million, or 10.4% of revenue, for the three months ended September 30, 1997 to $7.3 million, or 12.3% of revenue, for the three months ended September 30, 1998.

    Pro forma income before income taxes and pro forma net income

    Pro forma income before income taxes adjusted for the Compensation Differential increased 53.6% from $4.5 million for the three months ended September 30, 1997 to $7.0 million for the three months ended September 30, 1998, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes increased 53.5% from $2.7 million for the three months ended September 30, 1997 to $4.2 million for the three months ended September 30, 1998, largely attributable to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    Revenue

    Revenue increased 43.7% from $120.0 million for the nine months ended September 30, 1997 to $172.5 million for the nine months ended September 30, 1998. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to September 30, 1997; and (ii) internal growth of 8.0% in revenue at the companies acquired prior to September 30, 1997. Pro forma internal revenue growth was 13.9% for the nine months ended September 30, 1998 assuming all acquisitions were consummated as of January 1, 1997.

    Gross profit

    Gross profit increased 49.6% from $40.6 million for the nine months ended September 30, 1997 to $60.7 million for the nine months ended September 30, 1998, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 33.8% for the nine months ended September 30, 1997 to 35.2% for the nine months ended September 30, 1998, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to September 30, 1997.

    Selling, general and administrative expenses

    SG&A increased 40.7% from $27.2 million, or 22.6% of revenue, for the nine months ended September 30, 1997 to $38.2 million, or 22.2% of revenue, for the nine months ended September 30, 1998, primarily due to SG&A associated with the acquisitions subsequent to September 30, 1997. After giving effect to the Compensation Differential in each period, SG&A increased 46.2% from $26.1 million, or 21.8% of revenue, for the nine months ended September 30, 1997 to $38.2 million, or 22.2% of revenue, for the nine months ended September 30, 1998. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to September 30, 1997; and (ii) increased corporate overhead required to manage the consolidated group.

    Pro forma operating income

    Pro forma operating income adjusted for the Compensation Differential increased 53.6% from $13.1 million, or 10.9% of revenue, for the nine months ended September 30, 1997 to $20.2 million, or 11.7% of revenue, for the nine months ended September 30, 1998.

    Pro forma income before income taxes and pro forma net income

    Pro forma income before income taxes adjusted for the Compensation Differential increased 49.1% from $13.0 million for the nine months ended September 30, 1997 to $19.4 million for the nine months ended September 30, 1998, and pro forma net income adjusted for the Compensation Differential and pro forma provision for taxes increased 51.4% from $7.7 million for the nine months ended September 30, 1997 to $11.7 million for the nine months ended September 30, 1998, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company had $30.4 million of working capital and $8.6 million of cash. Cash flows provided by operating activities for the nine months ended September 30, 1998 were $8.9 million and were impacted primarily by an increase in accounts receivable associated with the Company's revenue growth. Net cash used in investing activities was $28.5 million, as the Company paid $19.3 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $19.0 million primarily due to borrowings on the Company's line of credit.

    During the nine months ended September 30, 1997, cash flows provided by operating activities were $1.7 million. Net cash used in investing activities was $14.4 million, as the Company paid $9.4 million for acquisitions, net of cash acquired. Net cash used in financing activities was $1.2 million.

    The Company anticipates that cash on hand, cash from operations, additional bank financing available under the 1998 Credit Agreement (as defined below), and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for at least the next 12 months. In February 1998, the Company entered into a new credit agreement, as amended, (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and the lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $50.0 million, subject to certain customary borrowing capacity requirements. In August 1998, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $65 million. The availability under the 1998

Credit Agreement as of October 30, 1998 was $31.2 million. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has an effective acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in connection with its acquisition program (the "Acquisition Shelf"), of which 1,267,843 shares were available at September 30, 1998.

IMPACT OF THE YEAR 2000 ISSUE

    The "Year 2000 Issue" describes the use of two digits rather than four digits to define the applicable year in certain computer programs. In the year 2000, any of the Company's computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or send invoices or engage in similar normal business activities.

    The Company has approached the Year 2000 Issue in phases. A Year 2000 project director, together with a strong support organization revolving around technology committees organized by business unit, has designed a Year 2000 work plan that is currently being implemented. The Year 2000 work plan includes (i) awareness of the Year 2000 issue, (ii) inventory of all Year 2000 items, (iii) assessment and prioritization of all Year 2000 issues, (iv) renovation, including replacing, repairing, or retiring any Year 2000 related problems, (v) verification, including testing and certifying Year 2000 compliance, (vi) implementation, and (vii) contingency planning. The work plan includes assessing the Year 2000 compliance of customers and vendors and related interfaces. The Company is progressing in its completion of the various tasks and target dates identified in the Year 2000 work plan. The Company believes it has identified and prioritized all major Year 2000 related items. The Company expects to complete all of the currently identified and planned Year 2000 tasks before the end of 1999. The Company estimates that the total costs of the Year 2000 project will be approximately $2.5 to $3.0 million of which about $1.5 to $2.0 million will be capital costs and approximately $500,000 represent internal salaries. As of September 30, 1998, the Company had incurred approximately $900,000 of Year 2000 costs. The costs are being funded through operating cash flow. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the uncertainty surrounding the Year 2000 readiness of third party vendors and customers, the Company is unable to determine a reasonable worst case scenario at this time. Although currently considered unlikely, failure of public utility companies to provide telephone and electrical services or the inability of the Company's customers to conduct their operations are some of the areas of concern. The development of contingency plans is scheduled for the first quarter of 1999 after the Company has received and evaluated responses from all its major vendors, customers and the other third parties with whom the Company has a material relationship. The costs of the Year 2000 project and the date on which the Company plans to complete the Year 2000 project tasks are based on management's best estimates, which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. Additionally, the costs of the Year 2000 project are based on the companies owned as of September 30, 1998 and do not include the impact of any future acquisitions. The Year 2000 costs for any future acquisitions will be evaluated in the due diligence process. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, customers and other third parties could differ materially from the Company's current expectations, resulting in material financial risk.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 of Form 10-Q and by Item 305 of Regulation S-K are inapplicable to the Company at this time.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    The following information relates to securities of the Company issued or sold during the third quarter of 1998 which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

    In September 1998, the Company issued 745,000 shares of Common Stock to the stockholders of Creative Mailings, Inc. ("CMI") in connection with the acquisition by the Company of all of the outstanding shares of capital stock of CMI.

    Since September 30, 1998, the Company issued 835,000 shares of Common Stock to the stockholders of Economic Research Services, Inc. ("ERS") in connection with the acquisition by the Company of all of the outstanding shares of capital stock of ERS.

    Each of these transactions was completed without registration of the relevant securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 5.  OTHER INFORMATION

RECENT DEVELOPMENTS

     Since December 31, 1997, the Company has acquired the following document and information outsourcing solutions businesses (the "Recent Acquisitions"):
(i) ACT Medical Record Services, Inc., a medical records release of information business in Wisconsin; (ii) Lifo Systems, Inc., a database creation and management business in Texas; (iii) Medicopy, Inc., a medical records release of information business in Mississippi; (iv) Associate Record Technician Services, Inc., a medical temporary staffing agency in California; (v) DeBari Associates, Inc., a litigation support and systems integration company in New York City and St. Vincent, The Grenadines; (vi) Eagle Legal Services, Inc., a litigation support company in Kansas and Missouri; (vii) Doctex, a systems integration company in Missouri; (viii) Creative Mailings, Inc., a direct mail company in California; (ix) Copyright, Inc., a medical records release of information business in Pennsylvania; and (x) Economic Research Services, Inc., a litigation support business specializing in consulting, research and information services headquartered in Tallahassee, Florida. In addition, the Company sold substantially all of the assets of Leonard Archives Acquisition Corp., an archive storage business, to Iron Mountain, Inc.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

    This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its aggressive acquisition program, to attract and retain management, to implement its focused business strategy to expand its document management services geographically, to attract or retain customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


      21             List of Subsidiaries of F.Y.I. Incorporated
    27.1             Financial Data Schedule
    27.2             1998 Restated Financial Data Schedule
    27.3             1997 Restated Financial Data Schedule
    27.4             1996 Restated Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                         F.Y.I. Incorporated


Date:   November 16, 1998                By: /s/ Ed H. Bowman, Jr.
                                         -------------------------
                                              Ed H. Bowman, Jr.
                                              President and
                                              Chief Executive Officer


Date:    November 16, 1998               By: /s/ Timothy J. Barker
                                         -------------------------
                                              Timothy J. Barker
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
 21                         List of Subsidiaries of F.Y.I. Incorporated
 27.1                       Financial Data Schedule
 27.2                       1998 Restated Financial Data Schedule
 27.3                       1997 Restated Financial Data Schedule
 27.4                       1996 Restated Financial Data Schedule