Form 10-K405
period 1998-12-31
FYI INC
filed 1999-03-17
CIK 936931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-27444
                             ---------------------
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

                             ---------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 19, 1999 was $412,035,603, based on the last sale price of $32.125 of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on February 19, 1999.

    As of February 19, 1999, 14,086,053 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year ended December 31, 1998 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              F.Y.I. INCORPORATED

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    11
Item 3.    Legal Proceedings...........................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.........    11
                                     PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    12
Item 6.    Selected Financial Data.....................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    15
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    21
Item 8.    Financial Statements and Supplementary Data.................    22
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    46
                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........    46
Item 11.   Executive Compensation......................................    46
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    46
Item 13.   Certain Relationships and Related Transactions..............    46
                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    46

                                     PART I

     This Report contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act") and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, the entry into the market by new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document and information management services geographically, to retain customers or attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. BUSINESS

GENERAL

     F.Y.I. Incorporated ("F.Y.I." or the "Company") was founded in September 1994 to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: healthcare, law, banking, insurance, retailing, manufacturing and government. The Company's primary strategy is to acquire, integrate and operate companies in the highly fragmented document and information outsourcing solutions industry. In January 1996, F.Y.I. acquired, simultaneously with the closing of its initial public offering (the "IPO"), seven document management services businesses (the "Founding Companies"). Since the IPO, and through December 31, 1998, the Company acquired 42 additional companies (the "Subsequent Acquisitions"). Since December 31, 1998, the Company has acquired one additional company, for a total of 50 acquisitions since the Company's inception. The Company intends to continue to aggressively pursue strategic acquisitions in existing and new markets, cross-sell its full range of services to its current customer base and expand the marketing of its services to new customers.

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

     Achieve Cost Savings Through Consolidation and Economies of Scale. The Company believes that it will continue to achieve significant savings by combining a number of general and administrative functions at the corporate level; such as accounting, taxes, human resources and legal, by reducing or eliminating redundant functions and facilities, and by implementing corporate purchasing programs. For example, the Company has implemented an insurance plan, employee benefits programs and purchasing plans for certain items, such as paper, microfilm, storage racks, long distance services, computer equipment and overnight delivery for the Company and its subsidiaries, on a combined basis. To the extent that the Company is able to expand through the acquisition of additional document and information management businesses, the Company believes that such cost savings will continue to accrue.

     Operate With Business Units and Local Management. The Company believes that the experienced local management teams of its acquired businesses have a valuable understanding of their respective markets and businesses and have existing client relationships upon which they may capitalize. Accordingly, the Company is operating and expects to continue to operate with business units and local management. Local management will remain empowered to make most of the day-to-day operating decisions at each location and will be primarily responsible for the profitability and growth of that location. Although the Company intends to have local management operate with a high degree of autonomy, the Company believes that regular communication between the individual businesses and the Company's executive management team or business unit head is integral to realizing the benefits afforded by the consolidation of these businesses into a single company. The Company is organized around strategic business units focusing on common services to common customer bases enabling synergies and cross-selling opportunities. Since it is important to maintain a balance between professional leadership and creative entrepreneurial business, during the past eighteen months, three experienced executives have been hired to manage the business units.

ACQUISITION STRATEGY

     Since the Company's inception, it has acquired 50 companies. The Company believes that there are significant opportunities to continue to consolidate the capabilities and resources of a number of additional existing document and information outsourcing solutions businesses with the intent of providing customers with a single source document and information outsourcing solution. Accordingly, the Company is pursuing a

"fill-in-the-grid" strategy aimed at providing comprehensive document and information outsourcing solutions based on the demands of the given geographical market. The Company has implemented an aggressive, three-tiered acquisition program consisting of "beachhead acquisitions" to enter additional geographic markets, "service expansion acquisitions" to acquire additional service capabilities within such markets and "tuck-in" acquisitions to gain market share.

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

     Finally, in order to increase its market share and realize economies of scale, the third tier of the Company's acquisition program is the acquisition of smaller "tuck-in" businesses that can be easily assimilated into the operations of the Company's existing businesses. Such "tuck-in" businesses are intended to enable the Company to benefit from the operating leverage of its existing businesses by acquiring additional market share and revenue while eliminating or reducing certain general, administrative and operating costs previously associated with such revenue. Accordingly, the Company targets "tuck-in" businesses with strong customer relationships.

     The Company believes that it will continue to be a successful acquiror of other document and information outsourcing solutions companies due to its strategy of retaining selected owners and management of acquired companies, its access to growth capital and its ability to offer sellers cash for their business as well as an ongoing equity stake in the Company. Nevertheless, there are numerous risks associated with the Company's acquisition program. See
"-- Risk Factors."

SERVICES OFFERED

     The Company provides a wide variety of document and information outsourcing solutions and draws upon its available services to develop solutions for its clients based on their specific needs. The current document and information outsourcing solutions that are provided in certain geographic locations are generally divided into the following three strategic business units: (i) Healthcare Services; (ii) Legal Services; and (iii) Commercial Services. In addition, Investor Services is an emerging business initiative, currently presented as part of Legal Services.

     (i) Healthcare Services. Healthcare services include medical records release services or processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital. Additional services include archival records storage and management, document and data conversion, archiving and imaging services to hospital radiology departments, and temporary staffing services for hospital information management departments.

     The Company also provides services for retrieval of attending physician statements (APS) for life and health insurance underwriting, which includes the capability of receiving internet requests.

     Additionally, services are offered to state governments to generate digital images of medical record information and facilitate image processing of disability and worker's compensation claims.

     The Company's record management services consist primarily of active or open shelf storage. Active or open shelf storage services involve the storage, processing (i.e., indexing and formatting), retrieval, delivery and return to storage of documents on a rapid time frame. Many of such services are provided electronically. Representative uses for open shelf storage include active medical and legal case files. In many instances, open shelf storage is offered as an outsourced file room service, where documents are requested and retrieved frequently and, often, transmitted via facsimile or electronically due to the urgency of the request. Service fees generally include a monthly fee based on activity levels and volumes stored, with extra billing for specialized requests. To a smaller extent, the Company stores inactive documents.

     (ii) Legal Services. The Company supplies a broad range of services to the legal industry. Litigation often involves the production and management of thousands of pages of documents, extracted in their current working form from the offices and files of litigating parties and their experts, advisors and legal counsel. Legal services include managing the logistics of high volume document production, microfilming and/or electronic imaging, document coding, computer indexing, automated document retrieval and high speed, multiple-set reproduction of documents, as well as high level consulting services ranging from labor discrimination, mortgage discrimination and forensic analysis to trial support for law firms, corporations and utility companies.

     Additional legal services include subpoena of business documents and service of process, deposition reporting services, discovery assistance and other trial support services to law firms, corporations and regulated entities. These clients typically look to legal services companies to augment their internal operations and capabilities on an as-needed, job-by-job basis. Clients are generally billed on a per unit basis.

     (iii) Commercial Services. The Commercial Services group offers electronic imaging, micrographics, data capture, document and media to media conversion, database management, direct marketing print and mail and full service commercial printing services, as well as integrated solutions to customers in a wide range of industries, including financial services, retail, insurance and government entities.

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

          Micrographics Services involve: (i) the conversion of paper documents into microfilm images; (ii) film processing; and (iii) computer-based indexing and formatting. Typically, customers select micrographic services as a cost-competitive technology to reduce the physical size of stored records, for their long-term (over 100 years) archival capabilities and as an intermediate step in certain imaging or reprographic applications.

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

          Direct Mail and Print Services include direct mail and fulfillment services. Direct mail and fulfillment services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of items such as corporate advertising, political campaign literature, consumer notices and annual reports for its customers. The direct mail service also includes the ability to deliver efficient postal routing to fulfill consumer requests for specific information.

          Full Service Commercial Printing Services involve a broad range of printing and related services including complete electronic prepress services, such as large format image setting, full-color annual report production, flyers and catalogs.

          Integrated Solutions Services deliver technical services with a specific focus on document imaging, work flow, COLD and document and information management systems.

     (iv) Investor Services. Investor services include administration, record keeping and information processing services. The Company maintains detailed employee and/or investor records on behalf of (i) general partners to service their investors in limited partnerships, REITs and master limited partnerships;
(ii) corporations to provide turn-key outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete recordkeeping and administration services for additional brokerage and IRA accounts.

     Product Sales. The Company acts as a distributor of a wide range of microfilm and business imaging supplies as well as filing and shelving supplies and software, and earns commissions on the sales of imaging systems and equipment.

     Material Contract. In February 1998, the Company was awarded a five year, $30 million contract by New York State to provide document imaging services to the New York Workers' Compensation Board in support of processing workers' compensation claims for the entire State.

SALES AND MARKETING

     The Company has a broad customer base, and none of the Company's customers accounted for more than 3.0% of revenue for the year ended December 31, 1998. Historically, the Company's sales efforts have been implemented on a location-by-location basis and typically have been coordinated either through separate sales personnel or as part of the local management's responsibilities. The Company's existing local sales efforts are supplemented through local sales representatives which are in the process of regional and/or national sales training. The Company strives to increase its client base by attracting customers away from small, single business operators as a result of its ability to offer a broader range of solutions for its clients' document management needs. In addition, the Company intends to continue to focus on increasing revenue from its existing clients by cross-selling its services and broadening its product offerings. Once the Company gains critical mass in a number of metropolitan areas, it will seek to augment local sales and marketing efforts through the implementation of a national sales/account program. The Company intends to focus on national sales and marketing efforts in 1999.

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

EMPLOYEES

     As of December 31, 1998, the Company had approximately 3,700 full-time and 1,250 part-time employees. As of such date, the Company had approximately 180 employees represented by labor unions. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information concerning each of the executive officers of the Company:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Thomas C. Walker......................  66    Chairman of the Board and Chief
                                                Development Officer
Ed H. Bowman, Jr......................  52    President and Chief Executive Officer;
                                                Director
David Lowenstein......................  37    Executive Vice President -- Corporate
                                                Development and Treasurer; Director
Timothy J. Barker.....................  36    Senior Vice President and Chief
                                              Financial Officer
David M. Byerley......................  37    Senior Vice President -- Corporate
                                                Development
Phillip B. Guy........................  45    Senior Vice President

Margot T. Lebenberg...................  31    Senior Vice President, General Counsel
                                              and Secretary
Joe A. Rose...........................  48    Senior Vice President
Ronald Zazworsky......................  54    Senior Vice President

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

     Ed H. Bowman, Jr. has been President and Chief Executive Officer and a Director of F.Y.I. since November 1995. From May 1993 to June 1995, Mr. Bowman was Executive Vice President and Chief Operating Officer of the Health Systems Group of First Data Corporation, a financial services company. Mr. Bowman was responsible for the day-to-day operations of research and development, marketing and customer service. From 1983 to 1993, Mr. Bowman served in a number of executive positions with HBOC, including VP -- International, VP -- Marketing, Senior VP -- Customer Services, Group Senior VP -- Research and Development, and last serving as Executive Vice President and Chief Operating Officer with responsibility for domestic operations. Prior to joining HBOC, Mr. Bowman was with Andersen Consulting for 10 years, where he was elected a Partner. Mr. Bowman became a C.P.A. in 1973 and holds an M.S. from Georgia Institute of Technology and a B.B.A. from Georgia State University. Mr. Bowman is a board member of 711.Net, an Internet company, and he is an investor and former board member of several early-stage, high-technology companies.

     David Lowenstein has been Executive Vice President -- Corporate Development and Acquisitions and a Director of F.Y.I. since February 1995. In November 1997, Mr. Lowenstein was named Treasurer. From July 1996 through November 1997, Mr. Lowenstein held the additional position of Chief Financial Officer. Prior to joining the Company, Mr. Lowenstein served, since February 1994, as Vice President, Business Development of Laidlaw Waste Systems, Inc., with overall responsibility for Laidlaw Waste System's acquisition and divestiture program in North America. From April 1990 until February 1994, Mr. Lowenstein served in a variety of capacities, including Director -- Corporate Development, for Laidlaw, Inc. From November 1988 to March 1990, he served as a business analyst for Tricil, Ltd., a solid and hazardous waste company that was acquired by Laidlaw, Inc. in 1990. Mr. Lowenstein has been responsible for the acquisition or divestiture of over 75 businesses in North America and Europe. Mr. Lowenstein holds a B.A. in Economics from Sir Wilfred Laurier University and an M.S. in Public and Business Administration from Carnegie Mellon University. Mr. Lowenstein is a citizen of the Dominion of Canada.

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

     David M. Byerley has been Senior Vice President of F.Y.I. since November 1998. From August 1996 until October 1998, Mr. Byerley was Executive Vice President of IKON's Business Information Services Division. From February 1995 until August 1996, Mr. Byerley was Senior Vice President of Product Development and Marketing with Dataplex Corporation, a wholly-owned subsidiary of Affiliated Computer Services. From August 1994 until February 1995, Mr. Byerley was employed by Eastman Kodak. Mr. Byerley holds a B.S. degree from Dickinson College, a M.S. degree from Temple University and a J.D. from Temple University Law School.

     Phillip B. Guy has been Senior Vice President of F.Y.I. since October 1998. From April 1997 until September 1998, Mr. Guy was CEO of Antrim Corporation. From February 1996 until March 1997, Mr. Guy was President and CEO of Healthcare Communications, Inc. Prior to 1995, Mr. Guy was President and CEO of Scientific Software/Bell South Systems Integration. Mr. Guy holds a B.S. in Business Administration and Accounting from Lambuth College.

     Margot T. Lebenberg has been Senior Vice President, General Counsel and Secretary of F.Y.I. since October 1998. From May 1996 until October 1998, Ms. Lebenberg held the positions of Vice President, General Counsel and Secretary of F.Y.I. From 1992 until joining F.Y.I., Ms. Lebenberg was an attorney with Morgan, Lewis & Bockius LLP in New York, where she practiced law in the business and finance group primarily in the areas of securities and mergers and acquisitions, specializing in consolidation transactions. Ms. Lebenberg holds a B.A. in Economics and History from the State University of New York at Binghamton and a J.D. from Fordham University School of Law.

     Joe A. Rose has been Senior Vice President of the Company since July 1997. From May 1995 through January 1997, Mr. Rose was President and CEO and a Director of FormMaker Software, Inc., a document technology company. From May 1993 through May 1995, Mr. Rose was Corporate Vice President with John H. Harland Company, a financial services company, and President and CEO of its subsidiary, Formation Technology, Inc. In addition, Mr. Rose is a board member of Identech Inc., a workflow technology company. From July 1988 through May 1993, Mr. Rose served as Executive Vice President with National Data Corporation. Mr. Rose holds a B.A. from Texas Tech University.

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

                                  RISK FACTORS

WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE ALL OF OUR OPERATING COMPANIES

     Our growth and future financial performance depend on our ability to integrate all of our operating companies. We may not achieve integration unless we effectively combine the operations of all our operating companies. A number of our operating companies offer different services, use different capabilities and technologies and target different geographic markets and client segments. These differences increase the risk in successfully completing the integration of our operating companies. We need to centralize certain functions to achieve cost savings and develop programs and processes that will promote cooperation and the sharing of opportunities and resources. Any difficulties we encounter in the integration process could adversely affect us and we cannot assure you that the operating results of the Company will match or exceed the combined individual operating results achieved by our operating companies prior to their acquisition.

WE MAY NOT BE ABLE TO MANAGE OUR RAPID GROWTH

     We cannot be sure that our management group will effectively be able to oversee F.Y.I. and implement our operating or growth strategies. Further, to the extent that we are able to implement fully our acquisition strategy, the resulting growth of F.Y.I. will place significant demands on management and on our internal systems and controls. We cannot assure you that our management group will effectively be able to direct F.Y.I. through a period of significant growth. In addition, we cannot assure you that our current systems will be adequate for our future needs or that we will be successful in implementing new systems.

WE NEED TO BE ABLE TO ACQUIRE COMPANIES SUCCESSFULLY

     Our primary growth strategy is the acquisition of additional companies that will complement our existing businesses. We cannot assure you that we will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into us without substantial costs, delays or other problems. Acquisitions may involve a number of special risks including: (a) adverse short-term effects on our reported operating results; (b) diversion of management's attention; (c) dependence on retention, hiring and training of key personnel; (d) risks associated with unanticipated problems or legal liabilities; and (e) amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on our operations and financial performance. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may be bid up to higher levels. In any event, we cannot assure you that businesses acquired in the future will achieve sales and profitability that justify the investment therein.

WE WILL NEED TO FINANCE OUR POTENTIAL GROWTH THROUGH ACQUISITIONS

     We currently intend to finance future acquisitions by using cash and our common stock for all or a portion of the consideration to be paid. In the event that our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to continue our acquisition program. If we do not have sufficient cash, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. Under our line of credit with Banque Paribas (the "1998 Credit Agreement"), F.Y.I. and our subsidiaries could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $65.0 million for working capital, general corporate purposes and acquisitions, subject to certain restrictions in our line of credit. As of February 26, 1999, the availability under the line of credit was $30.2 million. We cannot assure you, however, that funds available under our line of credit will be sufficient for our needs.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE

     The price of our common stock may be volatile. Our quarterly results of operations may vary materially as a result of the timing and structure of our acquisitions, the timing and magnitude of costs related to acquisitions, the gain or loss of material client relationships and variations in the prices charged by us for our services. In addition, since a significant portion of our revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in our results of operations for particular quarterly periods. Fluctuations in operating results may adversely affect the market price of our common stock. The market price for our common stock may also fluctuate in response to material announcements by us or our significant clients or competitors, changes in the economic or other conditions impacting our targeted client segments or changes in general economic conditions. Further, the securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our common stock.

WE DEPEND ON CERTAIN CLIENT INDUSTRIES AND TECHNOLOGY

     We derive our revenue primarily from document and information intensive industries. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand would have a material adverse effect on our results of operations. The document and information management services industry is characterized by technological change, evolving customer needs and emerging technical standards. Although we believe that we will be able to continue to offer services based on the newest technologies, we cannot assure you that we will be able to obtain any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that these such technologies will not render obsolete our role as a third party provider of document management services.

WE FACE INTENSE COMPETITION

     The document and information management services industry is highly competitive. A significant source of competition is the in-house document handling capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than us. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to enter new geographic areas through internal growth and acquisitions and expect to encounter significant competition from established competitors in each new area. As a result of this highly competitive environment, we may lose customers or have difficulty in acquiring new customers and new companies, and our results of operations may be adversely affected.

WE DEPEND ON OUR KEY PERSONNEL

     Our operations are dependent on the continued efforts of our executive officers and on senior management of our operating companies. Also, we will likely depend on the senior management of businesses acquired in the future. If any of these people is unable or unwilling to continue in his or her present role, or if we are unable to attract and retain other skilled employees, our business could be adversely affected. We do not currently have key person life insurance covering any of our executive officers or other members of senior management.

WE MAY BE LIABLE FOR BREACH OF CONFIDENTIALITY

     A substantial portion of our business involves the handling of documents containing confidential and other sensitive information. Although we have established procedures intended to prevent any unauthorized disclosure of confidential information and, in some cases, have contractually limited our potential liability for unauthorized disclosure of such information, we cannot assure you that unauthorized disclosures will not result in material liability to us.

WE MAY HAVE BUSINESS INTERRUPTIONS

     Certain of our operations are performed at a single location and are dependent on continuous computer, electrical and telephone service. As a result, any disruption of our day-to-day operations could have a material adverse effect upon us. We cannot assure you that a fire, flood, earthquake, power loss, telephone service loss, problems caused by the Year 2000 issues or other event affecting one or more of our facilities would not disable these services. Any significant damage to any facility or other failure that causes significant interruptions in our operations may not be covered by insurance. Any uninsured or underinsured loss could have a material adverse effect on our business, financial condition or results of operations.

OUR PUBLIC SECTOR CONTRACTS ARE SUBJECT TO GOVERNMENT REGULATIONS.

     A portion of our present business involves public sector contracts, and we anticipate a growing portion of our business coming from local, state and federal government agencies. Public sector contracts are subject to detailed regulatory requirements and public policies, as well as to funding priorities. Contracts with public sector customers may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, public sector contracts may generally be terminated for a variety of factors, including when it is in the best interests of the respective governmental entity. We cannot assure you that these factors or others unique to contracts with governmental entities will not have a material adverse effect on our business, financial condition and results of operations.

MANAGEMENT EXERCISES SUBSTANTIAL CONTROL OVER OUR AFFAIRS

     As of December 31, 1998, our directors and executive officers owned approximately 13.2% of the shares of our common stock. Our directors and executive officers exercise substantial control over our affairs. If these persons act together, they might be able to elect a sufficient number of directors to control our Board of Directors and to approve or disapprove any matter submitted to a vote of our stockholders.

FUTURE SALES OF OUR SHARES MAY ADVERSELY AFFECT OUR STOCK PRICE

     The market price of our common stock could be adversely affected by the sale of substantial amounts of our common stock in the public market. In addition, many shares are subject to contractual restrictions on resale which generally expire two years from the date of issuance.

     We have an acquisition program under which we recently completed, and expect to continue to pursue, acquisitions that are accounted for under the pooling-of-interests method of accounting. Under the pooling-of-interests method of accounting, the affiliates of the acquired companies, which are generally all of the stockholders of the companies acquired by us, must be free to sell or otherwise transfer shares of our common stock received in the acquisition, subject to their compliance with federal securities laws, as soon we release results of operations that reflect the combined operations of F.Y.I. and the acquired company for a minimum of 30 days. If such shares are unregistered, F.Y.I. typically agrees to register 49% within one year from the date of acquisition. If a significant number of shares of our common stock are issued in acquisitions that are consummated in close proximity to each other, such shares will become freely tradable at the same time. If a large number of shares are sold by stockholders in the market as soon as their shares became freely transferable, the price of our common stock could be adversely affected.

OUR SYSTEMS AND THIRD-PARTY SYSTEMS WHICH AFFECT OUR BUSINESS MAY NOT ACHIEVE YEAR 2000 READINESS

     The "Year 2000 Issue" describes the use of two digits rather than four digits to define the applicable year in certain computer programs. In the year 2000, any of our computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We are progressing in our completion of the various tasks and target dates identified in our Year 2000 work plan. We estimate that the total cost of the Year 2000 project will be approximately $3.0 to $3.5 million. As of December 31, 1998, we had incurred approximately $1.1 million of Year 2000 costs. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from customers, we are unable to determine a reasonable worst case scenario at this time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of the Year 2000 Issue."

WE MAY HAVE ENVIRONMENTAL LIABILITIES IN THE FUTURE

     We are subject to regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water. We are not aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that environmental liabilities in the future will not have a material adverse effect on our business, financial condition or results of operations.

THE BOARD OF DIRECTORS MAY BE ABLE TO DELAY OR PREVENT TAKEOVERS

     Our Board of Directors is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. See "Description of Capital Stock."

ITEM 2. PROPERTIES

     As of December 31, 1998, the Company operated in excess of 107 document management service facilities in 39 states. Except for the six facilities owned by the Company, all of these facilities are leased and are principally used for operations and general administrative functions. See Note 9 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries for further information relating to these leases.

     As of December 31, 1998, the Company also operated on-site at over 450 client locations and from time to time at many other client locations for specific projects.

     In order to secure its obligations under the 1998 Credit Agreement, the Company granted to Banque Paribas and Bank of America Texas, N.A., as co-agents for the Company's lenders, a lien on substantially all of the Company's properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company believes that its properties are generally well maintained, in good condition and adequate for the Company's present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3. LEGAL PROCEEDINGS

     The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended December 31, 1998, no matters were submitted to a vote of the security holders.

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

                                                           HIGH     LOW
                                                          ------   ------
FISCAL YEAR 1997
  First Quarter.........................................  $26.25   $20.63
  Second Quarter........................................  $25.31   $16.75
  Third Quarter.........................................  $26.25   $23.00
  Fourth Quarter........................................  $26.25   $21.75
FISCAL YEAR 1998
  First Quarter.........................................  $27.38   $24.00
  Second Quarter........................................  $29.50   $25.00
  Third Quarter.........................................  $35.75   $23.50
  Fourth Quarter........................................  $32.06   $24.13
FISCAL YEAR 1999
  First Quarter (through February 19, 1999).............  $39.00   $30.00

HOLDERS

     On February 19, 1999, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $32.13 per share. At February 19, 1999, there were 157 holders of record of the Company's Common Stock and 14,086,053 shares outstanding.

DIVIDENDS

     The Company has never declared any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant.

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

     Since the IPO and through December 31, 1998, the Company acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems ("MPS") in December 1997;
(v) Lifo Systems, Inc. ("Lifo") in

February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services Inc. ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH") in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI and ERS. As a result, F.Y.I. is reporting financial results in periods prior to the Company's inception. The consolidated financial statements of the Company were not restated for the Rust, MPS, and Lifo acquisitions for the periods prior to January 1, 1996, 1997 and 1998, respectively, due to their financial immateriality. Periods presented were also not restated prior to October 1, 1998 for the acquisitions of TCH and ADG due to their financial immateriality. The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

     Subsequent to the IPO and through December 31, 1998, the Company acquired 33 additional companies in transactions accounted for as purchases. The Company's results of operations include the results of these acquisitions from the date of their respective acquisition.

     The Selected Financial Data for the years ended December 31, 1996, 1997 and 1998 have been derived from the Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries that have been audited by Arthur Andersen LLP and that appear elsewhere in this Report. The Selected Financial Data for the years ended December 31, 1994 and 1995 have been derived from financial statements of MAVRICC, Input, CMI and ERS not included elsewhere in this Report. The Selected Financial Data are based on available information and certain assumptions described in the footnotes set forth below, all of which the Company believes are reasonable.

     The Selected Financial Data provided below should be read in conjunction with the historical financial statements of F.Y.I., including the related notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             1994      1995       1996       1997       1998
                                            -------   -------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenue...................................  $19,476   $26,583   $106,625   $177,272   $248,412
Cost of services..........................   11,393    14,841     65,109    112,161    153,662
Depreciation..............................      479       494      2,176      3,730      5,889
                                            -------   -------   --------   --------   --------
  Gross profit............................    7,604    11,248     39,340     61,381     88,861
Selling, general and administrative
  expenses(1)(2)..........................    5,815     6,127     26,459     37,956     57,402
Gain on sale of assets of subsidiary(3)...       --        --         --         --     (4,394)
Amortization(4)...........................       --        --        599      1,835      4,845
                                            -------   -------   --------   --------   --------
  Operating income(1).....................    1,789     5,121     12,282     21,590     31,008
Interest and other expense (income),
  net(5)..................................       75       (29)       672      1,176        990
                                            -------   -------   --------   --------   --------
Income before income taxes(1)(5)..........    1,714     5,150     11,610     20,414     30,018
Provision for income taxes(6).............      701     1,960      4,714      8,266     12,007
                                            -------   -------   --------   --------   --------
Net income (1)(5)(6)......................  $ 1,013   $ 3,190   $  6,896   $ 12,148   $ 18,011
                                            =======   =======   ========   ========   ========
Net income per common share
  Basic(1)(5)(6)..........................  $  0.31   $  0.97   $   0.81   $   1.01   $   1.35
  Diluted(1)(5)(6)........................  $  0.31   $  0.97   $   0.80   $   1.00   $   1.31
Weighted average common shares outstanding
  Basic...................................    3,267     3,297      8,504     12,018     13,370
  Diluted.................................    3,267     3,297      8,632     12,196     13,731

BALANCE SHEET DATA:
Working capital............................  $1,538   $ 2,835   $ 26,743   $ 26,642   $ 37,793
Total assets...............................   7,940    15,411    113,148    139,106    206,970
Long-term obligations, net of current
  maturities...............................     622       914      4,911      5,892     31,498
Stockholders' equity.......................   3,645     7,000     83,254    107,564    138,735

---------------

(1) Gives effect to the Compensation Differential. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(2) Selling, general and administrative expenses for the year ended December 31, 1998, include charges totaling $2.5 million relating to: (i) severance and other costs, $1.7 million; (ii) facilities closing costs, $0.5 million; and
    (iii) other write-downs and impairments, $0.3 million. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(3) Reports the gain on the sale of assets of Leonard Archives Acquisition Corp. ("Leonard"). The gain on sale, net of other charges included in (2) and (4), is $145,000, before taxes. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(4) Amortization for the year ended December 31, 1998, includes acceleration of goodwill amortization of $1.8 million. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(5) Interest expense for the year ended December 31, 1997, includes the write-off of approximately $1.2 million ($0.7 million, net of taxes, and $0.07 per share) of unamortized debt issuance costs related to the Company's 1996 Credit Agreement. See Note 7 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(6) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

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

INTRODUCTION

     F.Y.I. was founded in September 1994 to create a national, single source provider of document and information outsourcing solutions. In January 1996, F.Y.I. acquired, simultaneously with the closing of the IPO, the Founding Companies. The Acquisitions have been accounted for in accordance with GAAP as a combination of the Founding Companies at historical cost, and January 31, 1996 has been used as the effective date of the Acquisitions. Between September 1994 and the consummation of the IPO, F.Y.I. did not conduct any operations. Accordingly, the actual operating results of the Company included in the Statement of Operations for the year ended December 31, 1996 include the 11 months of operations subsequent to the consummation of the Acquisitions and the IPO. During the period prior to the IPO, F.Y.I. incurred various legal, accounting, marketing, travel and other costs in connection with the Acquisitions and the IPO, which were funded by the issuance of equity securities. Additional costs associated with the Acquisitions and the IPO were paid with proceeds of the IPO.

     Since the IPO and through December 31, 1998, the Company acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) Rust in December 1996; (ii) MAVRICC in March 1997; (iii) Input in March 1997;
(iv) MPS in December 1997; (v) Lifo in February 1998; (vi) CMI in September 1998; (vii) ERS in October 1998; (viii) TCH in December 1998; and (iv) ADG in December 1998. The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI and ERS. As a result, F.Y.I. is reporting financial results in periods prior to the Company's inception. The consolidated financial statements of the Company were not restated for the Rust, MPS and LIFO acquisitions for the periods prior to January 1, 1996, 1997 and 1998, respectively, due to their financial immateriality. Periods presented were also not restated prior to October 1, 1998 for the acquisitions of TCH and ADG due to their financial immateriality. The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

     Subsequent to the IPO and through December 31, 1998, the Company acquired 33 additional companies in transactions accounted for as purchases. The Company's results of operations include the results of these acquisitions from the date of their respective acquisition.

     The Company's revenue relates to the following segments: (i) Healthcare Services; (ii) Commercial Services; and (iii) Legal Services, which includes Investor Services, an emerging business initiative. Revenue relates to the following services, by segment:

          Healthcare Services: includes (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institution's medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) image processing for state government disability and workers compensation claims; (vi) medical staffing services; and (vii) providing attending physicians statements for life and health insurance underwriting.

          Commercial Services: includes (i) electronic imaging services involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) micrographics services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture, document and media-to-media conversion and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) direct mail, which includes direct mail and fulfillment services to customers who need rapid, reliable and cost-effective methods for making large scale distributions of advertising, literature and other information;
     (v) full service commercial printing, including printing and related services such as electronic prepress services, full-color report production of annual reports, flyers and catalogs; and (vi) integrated solutions, that deliver technical services with a focus on document imaging, work flow, COLD and document information management systems.

          Legal Services: includes (i) automated litigation support, including document conversion, computer indexing and automated document retrieval;
     (ii) consulting services such as discovery assistance, labor discrimination, forensic analysis and other trial support services; (iii) high-speed, multiple-set reproduction of documents; and (iv) records acquisition in the form of subpoena of business documents and service of process.

          Investor Services: includes administration, record keeping and information processing services to (i) general partners to service their investors in limited partnerships, REITs, and master limited partnerships;
     (ii) corporations to provide turn-key outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete record keeping and administration services for additional brokerage and IRA accounts.

     Cost of services consists primarily of compensation and benefits to employees providing goods and services to the Company's customers, occupancy costs, equipment costs and supplies. The Company's cost of services also includes the cost of products sold for micrographics and business imaging supplies and equipment, filing supplies, shelving and software.

     Selling, general and administrative expenses ("SG&A") consist primarily of:
(i) compensation and related benefits to the sales and marketing, executive management, accounting, human resources and other administrative employees of the Company; (ii) other sales and marketing costs; (iii) communications costs;
(iv) insurance costs; and (v) legal and accounting professional fees and expenses.

RESULTS OF OPERATIONS

     The following table sets forth certain items as shown in "Item 6. Selected Financial Data" expressed as a percentage of revenue for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1997     1998
                                                              ------   ------   ------
Revenue.....................................................  100.0%   100.0%   100.0%
Cost of services............................................   61.1     63.3     61.8
Depreciation................................................    2.0      2.1      2.4
                                                              -----    -----    -----
  Gross profit..............................................   36.9     34.6     35.8
Selling, general and administrative expenses(1)(2)..........   24.8     21.4     23.1
Gain on sale of assets of subsidiary(3).....................     --       --     (1.8)
Amortization(4).............................................    0.6      1.0      2.0
                                                              -----    -----    -----
Operating income(1).........................................   11.5     12.2     12.5
Interest and other expense (income), net(5).................    0.6      0.7      0.4
                                                              -----    -----    -----
Income before income taxes(1)(5)............................   10.9     11.5     12.1
Provision for income taxes(6)...............................    4.4      4.6      4.8
                                                              -----    -----    -----
Net income(1)(5)(6).........................................    6.5%     6.9%     7.3%
                                                              =====    =====    =====

---------------

(1) Gives effect to the Compensation Differential. See Note 2 to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(2) Selling, general and administrative expenses for the year ended December 31, 1998, include charges of 1.0% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(3) Reports the gain on the sale of Leonard. The gain on sale, net of other charges included in (2) and (4), is 0.06% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(4) Amortization for the year ended December 31, 1998, includes goodwill acceleration of 0.7% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(5) Interest expense for the year ended December 31, 1997, includes the write off of unamortized debt issuance costs of 0.7% of revenue, or 0.4% net of the associated income tax effect. See Note 7 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

(6) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenue

     Revenue increased 40.1% from $177.3 million for the year ended December 31, 1997 to $248.4 million for the year ended December 31, 1998. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to December 31, 1997 accounted for under the purchase method of accounting; (ii) internal growth of 9.3% in revenue at the companies owned greater than one year based on the acquisition anniversary date; and (iii) growth at the companies owned less than one year as reflected in proforma internal revenue growth of 14.7% assuming all companies were owned as of January 1, 1997. Internal growth at the companies owned greater than one year was primarily attributable to: (i) an increase in government services revenue relating to the State of New York document imaging contract; (ii) an increase in legal consulting and imaging revenue in California; and (iii) an increase in healthcare records release services revenue due to expansion into additional healthcare institutions throughout the markets the Company serves.

     Gross profit

     Gross profit increased 44.8% from $61.4 million for the year ended December 31, 1997 to $88.9 million for the year ended December 31, 1998, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 34.6% for the year ended December 31, 1997 to 35.8% for the year ended December 31, 1998, primarily due to higher gross profit margins experienced in the acquisitions accounted for under the purchase method of accounting added in 1998.

     Gain on sale of assets of subsidiary

     In October 1998, the Company entered into an agreement to exchange certain assets and related liabilities of Leonard for cash and certain assets and related liabilities of Copyright, Inc., a Philadelphia-based provider of healthcare release of information services. The divestiture of Leonard, which primarily offered archival records storage, is consistent with F.Y.I.'s strategic objective of focusing its activities on higher value-added document and information management and outsourcing solutions. The book value of the net assets disposed was approximately $4.1 million, and the Company recorded a gain, before taxes, of $4.4 million on the transaction, net of costs associated with the transaction.

     Selling, general and administrative expenses

     SG&A increased 47.2% from $39.0 million, or 22.0% of revenue, for the year ended December 31, 1997 to $57.4 million, or 23.1% of revenue, for the year ended December 31, 1998, primarily due to SG&A associated with the acquisitions subsequent to December 31, 1997. SG&A for the year ended December 31,

1998 includes the following charges and impairments totaling $2.5 million: (i) severance payments due on acquisition related employment contracts terminated or not renewed and other costs, $1.7 million; (ii) facilities closing costs, $0.5 million; and (iii) other writedowns and impairments, $0.3 million. Excluding these charges, and after giving effect to the Compensation Differential in each period, SG&A increased 44.8% from $38.0 million, or 21.4% of revenue, for the year ended December 31, 1997 to $55.0 million, or 22.1% of revenue, for the year ended December 31, 1998. This increase as a percentage of revenue was a result of: (i) higher SG&A expenses associated with the acquisitions accounted for under the purchase method of accounting added in 1998; (ii) increased corporate overhead required to manage the consolidated group of companies; and (iii) deal costs related to the acquisition of the Pooled Companies. These increases in SG&A were partially offset by decreased SG&A as a percentage of revenue in the companies owned greater than one year.

     Operating income

     Operating income adjusted for the Compensation Differential increased 43.6% from $21.6 million, or 12.2% of revenue, for the year ended December 31, 1997 to $31.0 million, or 12.5% of revenue, for the year ended December 31, 1998, largely attributable to the factors discussed above.

     Interest Expense

     Interest expense decreased 23.5% from $1.9 million for the year ended December 31, 1997 to $1.5 million for the year ended December 31, 1998, primarily due to the 1997 write-off of unamortized debt issue costs related to the Company's credit agreement entered into in April 1996, with Banque Paribas, as agent, and the lenders named therein (the "1996 Credit Agreement"). Interest on borrowings increased $0.9 million from $0.5 million in 1997 to $1.4 million in 1998, as the Company's debt levels increased due to cash paid for acquisitions in 1998. The average interest rate on borrowings decreased from 8.1% in 1997 to 6.5% in 1998 as the Company negotiated more favorable interest terms in early 1998.

     Income before income taxes and net income

     Income before income taxes adjusted for the Compensation Differential increased 47.0% from $20.4 million for the year ended December 31, 1997 to $30.0 million for the year ended December 31, 1998, and net income adjusted for both the Compensation Differential and provision for taxes increased 48.3% from $12.1 million for the year ended December 31, 1997 to $18.0 million for the year ended December 31, 1998, largely attributable to the factors discussed above.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue

     Revenue increased 66.3%, from $106.6 million for the year ended December 31, 1996 to $177.3 million for the year ended December 31, 1997. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to December 31, 1996 accounted for under the purchase method of accounting; (ii) internal growth of 7.2% in revenue at the companies owned greater than one year based on the acquisition anniversary date; and (iii) internal growth of 17.7% at the Pooled Companies. The internal growth of the Founding Companies and purchased companies was primarily attributable to: (i) an increase in medical records release revenue, primarily attributable to the expansion into 28 additional healthcare institutions in the eastern United States and Texas during 1997 and due to increased production volumes at facilities contracted during 1996; (ii) an increase in legal services revenue primarily due to increased overnight document production and increased medical records subpoena and service of process requests; and (iii) an increase in records management revenue due to expansion into additional healthcare institutions in California and storage facilities in Michigan. The internal revenue growth at the Pooled Companies was primarily attributable to growth in the print mail and legal consulting businesses acquired via poolings-of-interests.

     Gross profit

     Gross profit increased 56.0% from $39.3 million for the year ended December 31, 1996 to $61.4 million for the year ended December 31, 1997, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue decreased from 36.9% for the year ended December 31, 1996 to 34.6% for the year ended December 31, 1997, primarily due to a reduction in the percentage of revenue from the Pooled Companies from 1996 to 1997.

     Selling, general and administrative expenses

     SG&A increased 31.1% from $29.7 million, or 27.9% of revenue, for the year ended December 31, 1996 to $39.0 million, or 22.0% of revenue, for the year ended December 31, 1997, primarily due to SG&A associated with the acquisitions subsequent to December 31, 1996. After giving effect to the Compensation Differential in each period, SG&A increased 43.5% from $26.5 million, or 24.8% of revenue, for the year ended December 31, 1996 to $38.0 million, or 21.4% of revenue, for the year ended December 31, 1997. This decrease as a percentage of revenue was a result of a decrease in SG&A as a percentage of revenue at the Founding and Pooled Companies from 23.7% for the year ended December 31, 1996 to 19.0% for the year ended December 31, 1997, primarily due to spreading the companies' fixed costs over a larger revenue base.

     Operating income

     Operating income adjusted for the Compensation Differential increased 75.8% from $12.3 million, or 11.5% of revenue, for the year ended December 31, 1996 to $21.6 million, or 12.2% of revenue, for the year ended December 31, 1997, largely attributable to the factors discussed above.

     Interest Expense

     Interest expense increased 58.5% from $1.2 million for the year ended December 31, 1996 to $1.9 million for the year ended December 31, 1997 primarily due to the 1997 write-off of unamortized debt issue costs related to the Company's 1996 Credit Agreement. Interest on borrowings decreased $0.4 million, from $0.9 million in 1996 to $0.5 million in 1997, as the Company entered 1997 with minimal debt and $25.5 million in cash.

     Income before income taxes and net income

     Income before income taxes adjusted for the Compensation Differential increased 75.8% from $11.6 million for the year ended December 31, 1996 to $20.4 million for the year ended December 31, 1997, and net income adjusted for both the Compensation Differential and provision for taxes increased 76.2% from $6.9 million for the year ended December 31, 1996 to $12.1 million for the year ended December 31, 1997, largely attributable to the factors discussed above.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

     Revenue from the Company's services shows no significant seasonal variations. However, service revenue can vary from period to period due to the impact of specific projects, primarily in the legal services and commercial services segments. Quarterly results may also vary as a result of the timing of acquisitions and the timing and magnitude of costs related to such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $37.8 million of working capital and $14.6 million of cash. Cash flows provided by operating activities for the year ended December 31, 1998 were $19.1 million. Net cash provided by operating activities for the year ended December 31, 1998 was primarily impacted by (i) an increase in revenue and a corresponding increase in accounts receivable; and
(ii) an increase in prepaid expenses and other assets. Net cash used in investing activities was $37.1 million for the year ended December 31, 1998, and was primarily used for the purchase of property, plant and equipment and payments of $29.8 million for acquisitions, net of cash acquired. These uses were partially offset by the $6.6 million received from the sale of the assets of Leonard. Net cash provided by financing activities was $21.6 million, as the Company utilized its credit facility to fund the acquisition program. The Company assumed $3.0 million and subsequently retired $2.7 million of debt acquired. Net borrowings on the credit facility were $26.0 million for the year.

     At December 31, 1997, the Company had $26.6 million of working capital and $11.0 million of cash. Cash flows provided by operating activities for the year ended December 31, 1997 were $10.0 million. Net cash provided by operating activities for the year ended December 31, 1997 was primarily impacted by: (i) an increase in revenue and an corresponding increase in accounts receivable; and
(ii) a decrease in accounts payable and accrued liabilities associated primarily with the payment of 1996 income taxes and 1997 estimated taxes. Net cash used in investing activities was $14.5 million for the year ended December 31, 1997, and was primarily used for the purchase of property, plant and equipment and payments of $8.0 million for acquisitions, net of cash acquired. Net cash used in financing activities was $10.1 million as the Company assumed and subsequently retired $8.0 million of debt in acquisitions and paid $2.3 million towards other long-term obligations. These uses were offset in part by proceeds from employee stock option exercises and an advance in the fourth quarter from the Company's line of credit.

     Cash flows provided by operating activities for the year ended December 31, 1996 were $9.2 million. Net cash used in investing activities was $41.8 million, and net cash provided by financing activities was $55.1 million.

     The Company anticipates that cash on hand, cash from operations, additional bank financing available under the 1998 Credit Agreement and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for approximately the next 12 months. In February 1998, F.Y.I. entered into the 1998 Credit Agreement. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. The availability under the 1998 Credit Agreement as of February 26, 1999 was $30.2 million for acquisitions, working capital and general corporate purposes. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has an effective acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 1,267,843 shares were available at December 31, 1998.

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

     The Company has approached the Year 2000 Issue in phases. A Year 2000 project director, together with a strong support organization revolving around technology committees organized by business unit, has designed a Year 2000 work plan that is currently being implemented. The Year 2000 work plan includes: (i) awareness of the Year 2000 issue; (ii) inventory of all Year 2000 items; (iii) assessment and prioritization of all Year 2000 issues; (iv) renovation, including replacing, repairing, or retiring any Year 2000 related problems; (v) verification, including testing and certifying Year 2000 compliance; (vi) implementation; and (vii) contingency planning. The work plan includes assessing the Year 2000 compliance of customers and vendors and related interfaces. The Company is progressing favorably in its completion of the various tasks and target dates identified in the Year 2000 work plan. The Company believes it has identified and prioritized all major Year 2000 related items. The Company expects to complete all of the currently identified and planned Year 2000 tasks before the end of 1999. The Company estimates that the total costs of the Year 2000 project will be approximately $3.0 to $3.5 million of which about $2.0 to $2.5 million represent purchases of hardware, off-the-shelf software and customized software and approximately $600,000 represent internal salaries. As of December 31, 1998, the Company had incurred approximately $1.1 million of Year 2000 costs. The costs are being funded through operating cash flow. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the uncertainty surrounding the Year 2000 readiness of third party vendors and customers, the Company is unable to determine a reasonable worst case scenario at this time. Although currently considered unlikely, failure of public utility companies to provide telephone and electrical services or the inability of the Company's customers to conduct their operations are some of the areas of concern. The development of contingency plans is scheduled for the first half of 1999 after the Company has received and evaluated responses from all its major vendors, customers and the other third parties with whom the Company has a material relationship. The costs of the Year 2000 project and the date on which the Company plans to complete the Year 2000 project tasks are based on management's best estimates, which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. Additionally, the costs of the Year 2000 project are based on the companies owned as of December 31, 1998 and do not include the impact of any future acquisitions. The Year 2000 costs for any future acquisitions will be evaluated in the due diligence process. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, customers and other third parties could differ materially from the Company's current expectations, resulting in material financial risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 7A of Form 10-K and by Item 305 of Regulation S-K does not require additional disclosure of the Company at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
F.Y.I. INCORPORATED AND SUBSIDIARIES
  Report of Independent Public Accountants..................    23
  Consolidated Balance Sheets...............................    24
  Consolidated Statements of Operations.....................    25
  Consolidated Statements of Stockholders' Equity...........    26
  Consolidated Statements of Cash Flows.....................    27
  Notes to Consolidated Financial Statements................    28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To F.Y.I. Incorporated:

     We have audited the accompanying consolidated balance sheets of F.Y.I. Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.Y.I. Incorporated and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
February 18, 1999

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,982   $ 14,592
  Accounts receivable and notes receivable, less allowance
     for doubtful accounts of $3,356 and $4,705,
     respectively...........................................    35,477     51,683
  Notes receivable, shareholders -- short term..............       351        479
  Prepaid expenses and other current assets.................     3,834      5,487
                                                              --------   --------
          Total current assets..............................    50,644     72,241
PROPERTY, PLANT AND EQUIPMENT, net..........................    22,167     29,372
GOODWILL AND OTHER INTANGIBLES, net of amortization of
  $2,530 and $5,793, respectively...........................    64,278     96,652
NOTES RECEIVABLE, SHAREHOLDERS -- LONG TERM.................       321         --
OTHER NONCURRENT ASSETS.....................................     1,696      8,705
                                                              --------   --------
          Total assets......................................  $139,106   $206,970
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities..................  $ 20,092   $ 30,095
  Current maturities of long-term obligations...............       904      1,258
  Income taxes payable......................................     1,913      2,881
  Current portion of deferred income taxes..................     1,093        214
                                                              --------   --------
          Total current liabilities.........................    24,002     34,448
LONG-TERM OBLIGATIONS, net of current maturities............     5,892     31,498
DEFERRED INCOME TAXES, net of current portion...............       941      1,479
OTHER LONG-TERM OBLIGATIONS.................................       707        810
                                                              --------   --------
          Total liabilities.................................    31,542     68,235
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, 0 shares issued and outstanding............        --         --
  Common stock, $.01 par value, 26,000,000 shares
     authorized, 12,526,286 and 14,046,725 shares issued and
     outstanding at December 31, 1997 and December 31, 1998,
     respectively...........................................       125        140
  Additional paid-in-capital................................    89,979    107,912
  Retained earnings.........................................    17,961     31,184
                                                              --------   --------
                                                               108,065    139,236
  Less -- Treasury stock, $.01 par value, 36,670 shares at
     December 31, 1997 and 1998.............................      (501)      (501)
                                                              --------   --------
          Total stockholders' equity........................   107,564    138,735
                                                              --------   --------
          Total liabilities and stockholders' equity........  $139,106   $206,970
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
REVENUE.....................................................  $106,625   $177,272   $248,412
COST OF SERVICES............................................    65,109    112,161    153,662
DEPRECIATION................................................     2,176      3,730      5,889
                                                              --------   --------   --------
  Gross profit..............................................    39,340     61,381     88,861
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 6).......    29,747     39,000     57,402
GAIN ON SALE OF ASSETS OF SUBSIDIARY (Note 6)...............        --         --     (4,394)
AMORTIZATION (Note 6).......................................       599      1,835      4,845
                                                              --------   --------   --------
  Operating income..........................................     8,994     20,546     31,008
OTHER (INCOME) EXPENSE:
  Interest expense..........................................     1,211      1,919      1,468
  Interest income...........................................      (399)      (660)      (316)
  Other income, net.........................................      (140)       (83)      (162)
                                                              --------   --------   --------
  Income before income taxes................................     8,322     19,370     30,018
PROVISION FOR INCOME TAXES..................................     2,980      6,507     10,987
                                                              --------   --------   --------
NET INCOME..................................................  $  5,342   $ 12,863   $ 19,031
                                                              ========   ========   ========
PRO FORMA DATA (Unaudited -- See Note 2):
  Historical net income.....................................  $  5,342   $ 12,863   $ 19,031
  Pro forma compensation differential.......................     3,288      1,044         --
  Pro forma provision for income taxes......................     1,734      1,759      1,020
                                                              --------   --------   --------
PRO FORMA NET INCOME........................................  $  6,896   $ 12,148   $ 18,011
                                                              ========   ========   ========
NET INCOME PER COMMON SHARE
  BASIC.....................................................  $   0.63   $   1.07   $   1.42
                                                              ========   ========   ========
  DILUTED...................................................  $   0.62   $   1.05   $   1.39
                                                              ========   ========   ========
PRO FORMA NET INCOME PER COMMON SHARE
  BASIC.....................................................  $   0.81   $   1.01   $   1.35
                                                              ========   ========   ========
  DILUTED...................................................  $   0.80   $   1.00   $   1.31
                                                              ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC.....................................................     8,504     12,018     13,370
                                                              ========   ========   ========
  DILUTED...................................................     8,632     12,196     13,731
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                             COMMON STOCK       PREFERRED STOCK   TREASURY STOCK
                                          -------------------   ---------------   ---------------                         TOTAL
                                            SHARES     AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     APIC       R/E       S/E
                                          ----------   ------   ------   ------   ------   ------   --------   -------   --------
Balance, December 31, 1995..............   3,326,761    $ 34    9,000     $ --       --    $  --    $  1,637   $ 5,329   $  7,000
Pooling-of-interests adjustments at
  January 1, 1996.......................     110,000       1       --       --       --       --         242        83        326
Initial public offering, net of costs...   2,185,000      22       --       --       --       --      21,830        --     21,852
Conversion of preferred stock into
  common stock..........................     542,557       5    (9,000)     --       --       --          (5)       --         --
Issuance of common stock for Founding
  Companies.............................   1,878,933      19       --       --       --       --      (4,586)       --     (4,567)
S corporation to C corporation
  conversion for Founding Companies.....          --      --       --       --       --       --        (691)       --       (691)
Common stock issued in connection with
  subsequent acquisitions...............     856,735       9       --       --       --       --      11,827        --     11,836
Treasury stock acquired in connection
  with subsequent acquisitions..........          --      --       --       --    36,670    (501)         --        --       (501)
Exercise of options, net................      45,740      --       --       --       --       --         711        --        711
Secondary offering, net of costs........   2,363,000      23       --       --       --       --      43,605        --     43,628
Dividends paid to shareholders of pooled
  companies.............................          --      --       --       --       --       --          --    (1,682)    (1,682)
Net income..............................          --      --       --       --       --       --          --     5,342      5,342
                                          ----------    ----    ------    ----    ------   -----    --------   -------   --------
Balance, December 31, 1996..............  11,308,726     113       --       --    36,670    (501)     74,570     9,072     83,254
Pooling-of-interests adjustments at
  January 1, 1997.......................     326,506       3       --       --       --       --         608      (294)       317
Common stock issued in connection with
  subsequent acquisitions...............     804,128       8       --       --       --       --      13,209        --     13,217
Dividends declared to shareholders of
  pooled companies......................          --      --       --       --       --       --          --    (3,680)    (3,680)
Exercise of options, net................      86,926       1       --       --       --       --       1,533        --      1,534
Capital contributions by shareholders of
  pooled companies......................          --      --       --       --       --       --          59        --         59
Net income..............................          --      --       --       --       --       --          --    12,863     12,863
                                          ----------    ----    ------    ----    ------   -----    --------   -------   --------
Balance, December 31, 1997..............  12,526,286     125       --       --    36,670    (501)     89,979    17,961    107,564
Pooling-of-interests adjustments at
  January 1, 1998.......................     326,659       3       --       --       --       --       1,548    (2,226)      (675)
Common stock issued in connection with
  subsequent acquisitions...............     634,486       7       --       --       --       --      12,839        --     12,846
Dividends paid to shareholders of pooled
  companies.............................          --      --       --       --       --       --          --    (3,499)    (3,499)
Capital contributions by shareholders of
  pooled companies......................          --      --       --       --       --       --          12                   12
Exercise of options, net................     142,770       1       --       --       --       --       3,035        --      3,036
Pooling-of-interests adjustments at
  October 1, 1998.......................     416,524       4       --       --       --       --         499       (83)       420
Net income..............................          --      --       --                --       --          --    19,031     19,031
                                          ----------    ----    ------    ----    ------   -----    --------   -------   --------
  Balance, December 31, 1998............  14,046,725    $140       --     $ --    36,670   $(501)   $107,912   $31,184   $138,735
                                          ==========    ====    ======    ====    ======   =====    ========   =======   ========

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1997       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  5,342   $ 12,863   $ 19,031
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     2,775      5,565     10,734
     Gain on sale of assets of subsidiary...................        --         --     (4,394)
     Deferred tax (provision) benefit.......................      (532)      (944)     1,454
  Change in operating assets and liabilities:
     Accounts receivable and notes receivable...............     1,256     (7,324)    (9,964)
     Prepaid expenses and other assets......................      (622)       477     (3,045)
     Accounts payable and accrued liabilities...............     1,001       (596)     5,295
                                                              --------   --------   --------
          Net cash provided by operating activities.........     9,220     10,041     19,111
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of operating company assets............        --         --      6,626
  Purchase of property, plant and equipment.................    (3,714)    (7,637)   (13,896)
  Purchase of marketable security...........................      (984)        --         --
  Proceeds from maturity of marketable security.............        --        984         --
  Distribution from partnership.............................        86         60         --
  Cash paid for acquisitions, net of cash acquired..........   (37,200)    (7,956)   (29,834)
                                                              --------   --------   --------
          Net cash used for investing activities............   (41,812)   (14,549)   (37,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net of underwriting
     discounts and other costs..............................    68,227        814      2,275
  Proceeds from short-term obligations......................     7,808        446         --
  Proceeds from long-term obligations.......................    19,133      3,000     32,000
  Cash paid for debt issuance costs.........................    (1,627)        --       (450)
  Dividends paid to shareholders of pooled companies........    (1,154)    (3,680)    (3,499)
  Principal payments on short-term obligations..............    (9,568)      (262)        --
  Principal payments on long-term obligations...............   (27,738)   (10,382)    (8,723)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    55,081    (10,064)    21,603
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    22,489    (14,572)     3,610
CASH AND CASH EQUIVALENTS, beginning of period..............     3,065     25,554     10,982
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 25,554   $ 10,982   $ 14,592
                                                              ========   ========   ========
SUPPLEMENTAL DATA:
  Cash paid for:
     Income taxes...........................................  $  1,842   $  7,565   $ 10,875
     Interest...............................................  $    989   $    468   $  1,261
NON-CASH FINANCING TRANSACTIONS:
     Debt assumed in acquisitions...........................  $ 12,485   $  8,030   $  2,993
     Equipment acquired via capital lease...................  $    863   $    171   $      9

   The accompanying notes are an integral part of these financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

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

     Since the IPO, the Company acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems, Inc. ("MPS") in December 1997; (v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH") in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI and ERS. As a result, F.Y.I. is reporting financial results in periods prior to the Company's inception. The consolidated financial statements of the Company were not restated for the Rust, MPS, and Lifo acquisitions for the periods prior to January 1, 1996, 1997 and 1998, respectively, due to their financial immateriality. Periods presented were also not restated prior to October 1, 1998 for the acquisitions of TCH and ADG due to their financial immateriality. The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

     Subsequent to the IPO and through December 31, 1998, the Company acquired 33 additional companies in transactions accounted for as purchases. The Company's results of operations include the results of these acquisitions from the date of their respective acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Intangible Assets

     Intangible assets consist primarily of excess purchase price over net assets, which are amortized over periods not to exceed 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company's management continually evaluates whether events and circumstances indicate the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets.

  Revenue Recognition

     Revenue is recognized when the services are provided, or products are shipped, to the Company's customers. Unearned revenue represents certain services which are billed in advance.

  Income Taxes

     Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

  Net Income Per Share

     Net income per common share has been computed in accordance with SFAS No. 128, "Earnings Per Share," which requires the disclosure of basic and diluted net income per share. Basic net income per share has been computed by dividing income by the weighted average number of common shares outstanding for the period. Diluted net income per share has been computed by dividing income by the weighted average number of common shares and common stock equivalents outstanding for the period.

  Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to make their presentation consistent with the current year.

  Consolidation

     The accompanying financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and its subsidiaries, which consist of: (i) F.Y.I. Incorporated; (ii) the Founding Companies acquired simultaneously with the closing of F.Y.I.'s IPO in January 1996 based on an effective date of January 31, 1996; (iii) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (iv) the companies acquired in business combinations accounted for under the pooling-of-interests method of accounting for either all periods presented or from the date of acquisition, based upon their financial materiality. All significant intercompany balances and transactions have been eliminated.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Pro Forma Net Income (Unaudited)

     The Company acquired the Pooled Companies in transactions that were accounted for as poolings-of-interests. The Pooled Companies were managed through their acquisition dates as independent private companies and represent a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the former owners have received from the business during those periods. In connection with the acquisitions, the owners may have entered into employment agreements that provide for compensation and benefits at levels lower than the historical amounts (the "Compensation Differential"). The unaudited pro forma data present compensation at the level the owners have agreed to receive subsequent to the acquisition. In addition, the pro forma data present the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and the related income tax impact of the Compensation Differential discussed above.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE

     The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

                                    BALANCE AT              CHARGED TO                BALANCE AT
                                    BEGINNING    BALANCE    COSTS AND                   END OF
                                    OF PERIOD    ACQUIRED    EXPENSES    WRITE-OFFS     PERIOD
                                    ----------   --------   ----------   ----------   ----------
Twelve months ended December 31,
  1996............................    $  266      $1,038      $1,000       $  773       $1,531
                                      ======      ======      ======       ======       ======
Twelve months ended December 31,
  1997............................    $1,531      $2,046      $1,647       $1,868       $3,356
                                      ======      ======      ======       ======       ======
Twelve months ended December 31,
  1998............................    $3,356      $  363      $3,262       $2,276       $4,705
                                      ======      ======      ======       ======       ======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                        ESTIMATED       DECEMBER 31,
                                                      USEFUL LIVES    -----------------
                                                          YEARS        1997      1998
                                                      -------------   -------   -------
Land................................................       N/A        $   846   $   934
Buildings and improvements..........................      7-18          3,693     3,172
Leasehold improvements..............................  Life of lease     1,309     2,830
Vehicles............................................       5-7          2,068     2,022
Machinery and equipment.............................      5-15         20,265    26,435
Computer equipment and software.....................       3-7         10,654    18,671
Furniture and fixtures..............................      5-15          2,686     3,054
                                                                      -------   -------
                                                                       41,521    57,118
Less -- Accumulated depreciation and amortization...                   19,354    27,746
                                                                      -------   -------
                                                                      $22,167   $29,372
                                                                      =======   =======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1998
                                                              -------   -------
Accounts payable and accrued liabilities....................  $ 6,685   $12,254
Accrued compensation and benefits...........................    5,899     9,338
Customer deposits...........................................    3,997     4,234
Unearned revenue............................................    1,991     1,968
Accrued liabilities from acquisitions.......................    1,344     1,858
Accrued professional fees...................................      176       443
                                                              -------   -------
                                                              $20,092   $30,095
                                                              =======   =======

6. BUSINESS COMBINATIONS

  1998 Acquisitions

     During 1998, the Company acquired 13 document management businesses, eight of which were accounted for as purchases (the "Purchased Companies") and five of which were accounted for under the pooling-of-interests method. The eight acquisitions accounted for as purchases were Medicopy, Inc. ("Medicopy"), Associate Record Technician Services, Inc. ("ARTS"), DeBari Associates, Inc. ("DeBari"), ACT Medical Record Services, Inc. ("ACT"), Eagle Legal Services, Inc. ("Eagle"), Doctex, Inc. ("Doctex"), Copyright, Inc. ("Copyright") and F.Y.I. Radiology Archiving and Imaging Services, Inc. ("Radiology"). The aggregate consideration paid for the Purchased Companies consisted of $20.2 million in cash, 633,385 shares of Common Stock and $3.5 million in non-cash consideration. The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid..........................................   $32,855
Estimated Fair Value of Tangible Assets.....................     8,044
Estimated Fair Value of Liabilities.........................     8,270
Goodwill....................................................    33,081

     The weighted average fair market value of the shares of Common Stock used in calculating the consideration paid was $20.28 which represents a 20% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

     The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain of the acquisitions are subject to additional consideration based upon achievement of specified earning targets over one to three year periods.

     The acquisitions of CMI in September 1998 and ERS in October 1998 for 745,000 and 835,000 shares of Common Stock, respectively, were accounted for as poolings-of-interests. The consolidated financial statements for all periods presented have been restated to include the accounts of CMI and ERS. Pro forma net income reflects adjustments for the Compensation Differential and the related income tax effect and the incremental provision for income taxes as if all entities had been subject to federal and state income taxes. The

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
separate and combined results of F.Y.I., CMI and ERS for the periods preceding the acquisitions were as follows (in thousands):

                                                               CMI & ERS
                                                     F.Y.I.    COMBINED    CONSOLIDATED
                                                    --------   ---------   ------------
Year ended December 31, 1996:
  Revenue.........................................  $ 88,818    $17,807      $106,625
  Net income......................................     3,295      2,047         5,342
  Pro forma net income............................     5,599      1,297         6,896
  Diluted weighted average common shares..........     7,052      1,580         8,632
Year ended December 31, 1997:
  Revenue.........................................   154,142     23,130       177,272
  Net income......................................     9,007      3,856        12,863
  Pro forma net income............................     9,580      2,568        12,148
  Diluted weighted average common shares..........    10,616      1,580        12,196

     The acquisition of Lifo in February 1998 for 326,659 shares of Common Stock was accounted for as a pooling-of-interests. The consolidated financial statements of the Company were not restated for periods prior to January 1, 1998 due to the financial immateriality of Lifo.

     The acquisitions of TCH and ADG in December 1998 for 416,524 shares of Common Stock were accounted for as poolings-of-interests. The consolidated financial statements of the Company were not restated for periods prior to October 1, 1998 due to the financial immateriality of TCH and ADG.

  1998 Disposition and Other Charges

     In October 1998, the Company entered into an agreement to exchange certain assets and related liabilities of Leonard Archives Acquisition Corp. ("Leonard") for cash and certain assets and related liabilities of Copyright, Inc., a Philadelphia-based provider of healthcare release of information services. The divestiture of Leonard, which primarily offered archival records storage, is consistent with F.Y.I.'s strategic objective of focusing its activities on higher value-added document and information management and outsourcing solutions. The book value of the net assets disposed was approximately $4.1 million, and the Company recorded a gain of $4.4 million on the transaction, net of costs associated with the transaction.

     Also in the fourth quarter, the Company recorded the write-down of certain intangible and fixed assets and recorded severance and other costs. The goodwill impairments related to the Computer Central Corporation, Microfilm Associates, Ltd. and Octo, Inc. acquisitions and a customer list associated with a Founding Company acquisition in which the customer base associated with the intangible asset had deteriorated to the extent that the assets were considered impaired under SFAS 121. The severance represents payments due on acquisition related employment contracts terminated or not renewed. The charges totaling $4.3 million are presented in the consolidated statement of operations as follows:
(i) acceleration of goodwill amortization, $1.8 million; (ii) severance and other costs, $1.7 million; (iii) facilities closing costs, $0.5 million; and
(iv) other write-downs and impairments, $0.3 million. The gain on sale of the assets of Leonard, net of the above charges, was $145,000 before taxes.

  1997 Acquisitions

     During 1997, the Company acquired 11 document management businesses, eight of which were accounted for as purchases and three of which were accounted for under the pooling-of-interests method. The eight acquisitions accounted for as purchases were Acadian Consultants, Inc. ("Acadian"), Computer Central Corporation ("CCC"), Deliverex of San Francisco ("Deliverex San Francisco"), Information Management

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

Corporation ("IMC"), Major Legal Services ("Major"), Quality Copy Service, QCSInet, Inc. and affiliates (collectively, "QCS"), APS Services ("APS"), and ZipShred, Inc. and ZipShred of America, LLC (collectively, "ZipShred"). The aggregate consideration paid for these eight acquisitions consisted of $9.1 million in cash, 724,572 shares of Common Stock, and future contingent payment estimates of $1.0 million to be paid in cash and stock. The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid..........................................   $21,248
Estimated Fair Value of Tangible Assets.....................     8,153
Estimated Fair Value of Liabilities.........................    12,932
Goodwill....................................................    26,027

     The weighted average fair market values of the shares of Common Stock used in calculating the consideration paid was $16.79 which represents a 30-35% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

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

  1996 Acquisitions

     Since the IPO and through December 31, 1996, the Company acquired 18 additional businesses (the "1996 Acquisitions") that provide document management services, of which 17 were accounted for as purchases and one was accounted for as a pooling-of-interests. The 1996 Acquisitions consist of Sacramento Valley Records Management, Inc. ("Sacramento"); Microfilm Associates, Ltd. ("Microfilm"); B&B Information and Image Management, Inc. ("B&B"); Premier Document Management, Inc. and PDM Services, Inc. ("Premier"); Robert A. Cook and Staff, Inc. and RAC Services, Inc. ("Cook"); Octo, Inc. ("Octo"); Domor Data Processing ("Domor"); Index Record Management ("Index"); Rushmore Legal Support ("Rushmore"); C.M.R.S. Incorporated ("CMRS"), Minnesota Medical Record Service, Inc. ("Minnesota Medical Record"), and Texas Medical Record Service, Inc. ("Texas Medical Record") (collectively "Medical Record"); ZIA Information Analysis Group ("ZIA"); Carton Hodgson, Inc. and CH Direct, Inc. (collectively "Carton"); Data Input Services Corporation ("DISC"); Deliverex of Seattle ("Deliverex Seattle"); Researchers Litigation Support, L.L.C. ("Researchers LLC"); and Rust. The aggregate consideration paid for the 17 acquisitions accounted for as purchases consisted of $32.5 million in cash and 820,065 shares of Common Stock, net of stock repurchased by the Company. The allocation of the purchase price is set forth below (in thousands):

Consideration Paid..........................................   $46,523
Estimated Fair Value of Tangible Assets.....................    15,103
Estimated Fair Value of Liabilities.........................    13,095
Goodwill....................................................    44,515

     The fair market value of the shares of Common Stock used in calculating the consideration paid ranged from $13.65 to $16.35, which is based on approximately a 20-35% discount from the average trading price of the Common Stock based on the length and type of stock resale restrictions outlined in the purchase agreements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

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

  Intangible Assets

     All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with a majority of acquisitions is not deductible for income tax purposes.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Pro Forma Financial Data

     Set forth below are unaudited pro forma financial data for the years ended December 31, 1997 and December 31, 1998. The unaudited pro forma data give effect to: (i) the acquisitions of IMC, Major, QCS, APS, MPS, Lifo, ACT, Medicopy, ARTS, DeBari, Eagle, Doctex, Copyright, Radiology, TCH and ADG; and
(ii) compensation and tax adjustments for all transactions as if these transactions had occurred on January 1, 1997. The acquisitions of Deliverex San Francisco and ZipShred have not been included in the pro forma financial statements for periods prior to their acquisition date as the effect is immaterial.

                                                                      PRO FORMA
                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997            1998
                                                              ----------      ----------
                                                              (UNAUDITED, IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Revenue.....................................................   $237,611        $266,286
Income before income taxes..................................     26,331          31,005
Net income..................................................     15,798          18,603
Net income per common share
  Basic.....................................................   $   1.16        $   1.35
  Diluted...................................................   $   1.14        $   1.32
Weighted average common shares outstanding
  Basic.....................................................     13,632          13,749
  Diluted...................................................     13,810          14,110

     The pro forma information is provided for informational purposes only and does not purport to present the results of operations of the Company had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

7. CREDIT FACILITIES:

  Long-term Obligations

     Long-term obligations consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997     1998
                                                              ------   -------
Line of credit, expiring at February 2001, interest at prime plus 1.5% or the Eurodollar rate plus 3% (8.94% to 10.0%)
  at December 31, 1997 and interest at prime or the
  Eurodollar rate plus 0.5% (5.56% to 7.75%) at December 31,
  1998......................................................  $2,000   $28,000
Industrial Revenue Bonds: Variable Rate (3.3% at December
  31, 1997 and 3.4% at December 31, 1998) Demand/Fixed Rate
  Revenue Bonds, Prince George's County, Maryland; due
  beginning in 1996 through 2014 secured by all real estate
  equipment and other tangible property of a subsidiary of
  the Company...............................................   2,296     2,244
Note payable -- Small Business Administration, monthly
  payment of $3,000, including principal and interest at 4%, maturing November 17, 2014, secured by deed of trust on
  real estate and non-real estate assets of the Company,
  guaranteed by a stockholder and the stockholder's wife....     376       357
Capital lease obligations...................................   1,306     1,573
All other obligations.......................................     818       582
                                                              ------   -------
          Total.............................................   6,796    32,756
Less -- Current maturities of long-term obligations.........     904     1,258
                                                              ------   -------
          Total long-term obligations.......................  $5,892   $31,498
                                                              ======   =======

     In April 1996, the Company and its subsidiaries entered into a credit agreement, as amended (the "Line of Credit"), with Banque Paribas, as agent, and the lenders named therein. In February 1998, F.Y.I. entered into a new credit agreement, as amended, (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. The 1998 Credit Agreement is secured by the assets and/or stock of F.Y.I. and its subsidiaries.

     The commitment to fund revolving credit loans under the 1998 Credit Agreement expires February 18, 2001. The annual interest rate applicable to borrowings under this facility is, at the option of the Company, (i) the prime rate or (ii) grid pricing ranging from 0.5% to 1.50% plus the Eurodollar rate based on the ratio of debt to EBITDA (as defined in the 1998 Credit Agreement). The 1998 Credit Agreement requires mandatory prepayments in certain circumstances. The outstanding principal balance of revolving credit loans is due and payable on March 31, 2003.

     The Company also has outstanding an irrevocable letter of credit in the amount of approximately $2.3 million to serve as guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds. In January 1998, the Company entered into a letter of credit in the amount of $10.0 million to serve as a guarantee for performance under a contract with New York State Workers Compensation Board.

     The Company capitalized certain costs associated with the 1996 Credit Agreement. The unamortized costs of approximately $1.2 million were expensed in the fourth quarter of 1997 when the Company agreed to terms on the 1998 Credit Agreement.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     The weighted average interest rate on long-term obligations at December 31, 1997 and 1998 was 7.37% and 6.01%, respectively. The 1996 and 1998 Credit Agreements contain certain reporting requirements and financial covenants, including requirements that the Company maintain minimum levels of net worth and other financial ratios. As of December 31, 1997 and 1998, the Company has complied with all loan covenants.

  Maturities of Long-Term Obligations

     Maturities of long-term obligations are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
        1999................................................  $ 1,258
        2000................................................      790
        2001................................................    5,968
        2002................................................    4,367
        2003................................................   18,321
        Thereafter..........................................    2,052
                                                              -------
        Total...............................................  $32,756
                                                              =======

8. LEASE COMMITMENTS:

     The operating companies lease various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases and noncancelable operating leases are as follows (in thousands):

                                                                    YEAR ENDED
                                                                DECEMBER 31, 1998
                                                              ----------------------
                                                              CAPITAL      OPERATING
                 YEARS ENDING DECEMBER 31,                    LEASES        LEASES
                 -------------------------                    -------      ---------
        1999................................................  $  936        $10,375
        2000................................................     563          8,397
        2001................................................     228          6,575
        2002................................................      70          4,598
        2003................................................      --          3,354
        Thereafter..........................................      --          6,584
                                                              ------        -------
        Total minimum lease payments........................  $1,797        $39,883
                                                                            =======
        Less -- Amounts representing interest...............     224
                                                              ------
        Net minimum lease payments..........................   1,573
        Less -- Current portion of obligations under capital
           leases...........................................     784
                                                              ------
        Long-term portion of obligations under capital
           leases...........................................  $  789
                                                              ======

     Rent expense for all operating leases for the years ended December 31, 1996, 1997 and 1998 was approximately $4,996,000, $8,678,000 and $11,728,000 respectively.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     Certain operating companies sublease a portion of their office facilities under noncancellable lease agreements which expire at various dates. Future minimum sublease rental income as of December 31, 1998 for the remainder of the terms and in the aggregate are as follows (in thousands):

                 YEARS ENDING DECEMBER 31,
                 -------------------------
        1999................................................  $ 80
        2000................................................    56
        2001................................................    51
        2002................................................    52
        2003................................................     9
        Thereafter..........................................    --
                                                              ----
                                                              $248
                                                              ====

9. INCOME TAXES

     The provision for federal and state income taxes consists of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1996     1997     1998
                                                            ------   ------   -------
Federal --
  Current.................................................  $2,613   $5,314   $10,453
  Deferred................................................     572      902    (1,233)
State --
  Current.................................................    (165)     249     1,988
  Deferred................................................     (40)      42      (221)
                                                            ------   ------   -------
                                                            $2,980   $6,507   $10,987
                                                            ======   ======   =======

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996     1997      1998
                                                           ------   -------   -------
Tax at statutory rate....................................  $2,829   $ 6,586   $10,506
  Add (deduct) --
     State income taxes..................................     356       623     1,148
     Nondeductible expenses..............................     150       459       920
     Income (loss) of S corporations.....................    (355)   (1,161)   (1,130)
     Other...............................................      --        --      (457)
                                                           ------   -------   -------
                                                           $2,980   $ 6,507   $10,987
                                                           ======   =======   =======

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Deferred income tax liabilities --
  Tax over book depreciation and amortization...............  $  941   $1,479
  Cash to accrual differences, net..........................   1,629    1,280
  Accounts receivable.......................................     340       --
  Other, net................................................      --      947
                                                              ------   ------
          Total deferred income tax liabilities.............   2,910    3,706
Deferred income tax assets --
  Allowance for doubtful accounts...........................     266    1,723
  Accrued liabilities.......................................     543      277
  Other reserves, net.......................................      67       13
                                                              ------   ------
          Total deferred income tax assets..................     876    2,013
                                                              ------   ------
Total net deferred income tax liabilities...................  $2,034   $1,693
                                                              ======   ======
Current portion of deferred income tax liabilities..........  $1,093   $  214
Long-term deferred tax liabilities..........................     941    1,479
                                                              ------   ------
                                                              $2,034   $1,693
                                                              ======   ======

10. STOCKHOLDERS' EQUITY:

  Initial Public Offering and Follow-on Stock Offering:

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

     On December 17, 1996, the Company completed a follow-on public offering of 2,363,000 shares of Common Stock (including the exercise of the underwriters' over-allotment option) at $20.00 per share. Proceeds from this offering, net of underwriting commissions and offering costs, were approximately $43.6 million.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

  Stock Options and Warrants:

     At December 31, 1998, the Company had one stock-based compensation plan, the 1995 Stock Option Plan ("the Plan"), which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based upon the fair value at grant dates for awards under the Plan consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been as follows (in thousands, except for per share data):

                                                      DECEMBER 31,
                                               ---------------------------
                                                1996      1997      1998
                                               -------   -------   -------
Net income under SFAS 123....................  $ 4,582   $11,439   $16,626
Diluted net income per common share under
  SFAS 123...................................  $  0.53   $  0.94   $  1.21
Actual net income............................    5,342    12,863    19,031
Actual diluted net income per common share...  $  0.62   $  1.05   $  1.39

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1996: risk free interest rate ranging from 5.4% to 6.9%, no dividend yield, expected life of three years and volatility of 36%. The following assumptions were used for 1997: risk free interest rate ranging from 5.7% to 6.6%, no dividend yield, expected life of three years and volatility of 33%. The following assumptions were used for 1998: risk free interest rate ranging from 4.0% to 5.7%, no dividend yield, expected life of five years and volatility of 40%.

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

     The maximum number of shares of Common Stock that may be subject to outstanding options, determined immediately after the grant of any option, is the greater of 650,000 shares or 16% of the aggregate number of shares of the Company's Common Stock outstanding, provided, however, that options to purchase no more than 650,000 shares of Common Stock may be granted as ISOs. At December 31, 1997 and 1998, approximately 189,000 and 144,000 shares, respectively, were available for issuance.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     The Company had options to purchase 1,561,981 and 2,103,351 shares outstanding at December 31, 1997 and 1998, respectively. These options, other than those granted to employee directors, have 10-year expirations and various vesting schedules. Options are granted at the market price of the Common Stock on the date of grant.

                                                                 OPTIONS OUTSTANDING
                                                              -------------------------
                                                                               WEIGHTED
                                                                               AVERAGE
                                                                               EXERCISE
                                                                  SHARES        PRICE
                                                              --------------   --------
                                                              (IN THOUSANDS)
Balance, December 31, 1995..................................        473         $13.00
Granted.....................................................        316         $19.58
Exercised...................................................         46         $13.00
Forfeited...................................................         53         $13.28
                                                                  -----         ------
Balance, December 31, 1996..................................        690         $15.99
Granted.....................................................        982         $21.93
Exercised...................................................         87         $14.28
Forfeited...................................................         23         $19.03
                                                                  -----         ------
Balance, December 31, 1997..................................      1,562         $19.80
Granted.....................................................        740         $25.25
Exercised...................................................        143         $17.22
Forfeited...................................................         56         $21.02
                                                                  -----         ------
Balance, December 31, 1998..................................      2,103         $21.86
                                                                  =====         ======
Exercisable, December 31, 1998..............................        706         $19.23
                                                                  =====         ======

     The following table summarizes information about stock options granted under the Plan that were outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                  -------------------------------------   -----------------------
                                                 WEIGHTED-
                                                  AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
                                    NUMBER       REMAINING     AVERAGE    EXERCISABLE    AVERAGE
RANGE OF                          OUTSTANDING   CONTRACTUAL   EXERCISE        AT        EXERCISE
EXERCISE PRICES                   AT 12/31/98      LIFE         PRICE      12/31/98       PRICE
---------------                   -----------   -----------   ---------   -----------   ---------
$       13.00...................     234,190        6.88       $13.00       174,710      $13.00
$16.00-$20.00...................     232,520        7.90       $18.71       179,000      $18.98
$20.38-$24.00...................   1,208,441        9.03       $22.43       314,493      $22.13
$24.25-$35.00...................     428,200        9.31       $26.81        38,100      $25.09

  Warrants to Purchase Common Stock

     In November 1995, the Company granted to the Chief Executive Officer and the current Chief Financial Officer warrants to purchase a total of 115,000 shares of Common Stock with an exercise price of $10.00 per share. In May 1996, the Company granted to the Chief Executive Officer an additional warrant to purchase 50,000 shares of Common Stock at an exercise price of $20.00 per share. These warrants are now fully exercisable.

     In March 1997, the Company granted to an employee of a subsidiary warrants to purchase 100,000 shares of common stock at an exercise price of $21.00 per share. These warrants vest on March 27, 2006 if still employed by the Company. This vesting may be accelerated upon meeting certain performance requirements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     In October 1998, the Company granted to employees of a subsidiary warrants to purchase 457,600 shares of common stock at an exercise price of $28.625 per share. These warrants will vest over the next five years.

  Net Income Per Share

     Basic and diluted net income per share were computed in accordance with SFAS No. 128, "Earnings Per Share". The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----   ------   ------
Basic weighted average common shares........................  8,504   12,018   13,370
Weighted average options....................................     91      135      268
Weighted average warrants...................................     37       43       68
Other.......................................................     --       --       25
                                                              -----   ------   ------
Diluted weighted average common shares......................  8,632   12,196   13,731
                                                              =====   ======   ======

11. EMPLOYEE BENEFIT PLANS

     The Company established a defined contribution plan (the "401(k) plan") in January 1997. The 401(k) plan covers employees of the Company and some of its subsidiaries. The employees must be at least 21 years of age and work at least 1,000 hours per year with one year of service to be eligible for the plan. In addition, the Company established a non-qualified plan in December 1996. The non-qualified compensation plan permits eligible officers to defer a portion of their compensation. Contributions to both the 401(k) plan and the non-qualified compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation. The Company may make contributions to either or both plans at the discretion of the Company's Board of Directors. No contributions have been made to the 401(k) plan or the deferred compensation plan by F.Y.I. The Company offers no post-employment or post-retirement benefits.

     Certain of the operating companies have qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred related to the Plans by the Company was approximately $389,000, $449,000, and $610,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

12. RELATED-PARTY TRANSACTIONS

  Leasing Transactions

     Certain of the Company's subsidiaries lease their operating facilities, along with certain equipment, from stockholders of acquired companies who remained employees or directors of the Company. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 1996, 1997 and 1998 was approximately $487,000, $834,000 and $647,000, respectively.

  Notes Receivable

     In the Acquisitions, the Company acquired $642,000 of notes receivable from two Founding Company shareholders. At the time of the Merger, the shareholders entered into new notes receivable with a stated interest rate (5%) and principal payment schedules. Interest is payable on a semi-annual basis, and the remaining principal of $479,000 is due in 1999.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES

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

14. SEGMENT REPORTING

     The Company and its subsidiaries are principally engaged in document and information outsourcing services. The Company identifies segments based on management responsibility.

     (i) Healthcare Services. Healthcare services include medical records release services or processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual. Additional services include archival records storage and management, document and data conversion, and archiving and imaging services to hospital radiology departments. The Company also provides attending physician statements (APS) for life and health insurance underwriting and image processing services for handling state government disability and workers' compensation claims as well as special services such as staffing.

     (ii) Commercial Services. The Commercial Services group offers electronic imaging, micrographics, data capture, document and media to media conversion, database management, direct marketing print and mail and full service commercial printing services, as well as integrated solutions to customers in a wide range of industries, including financial services, retail, insurance and government entities.

     (iii) Legal Services. Legal services include managing the logistics of high volume document production, microfilming and/or electronic imaging, document coding, computer indexing, automated document retrieval and high speed, multiple-set reproduction of documents, as well as high level consulting services ranging from labor discrimination, mortgage discrimination and forensic analysis to trial support for law firms, corporations and utility companies. Additional legal services include subpoena of business documents and service of process, deposition reporting services, discovery assistance and other trial support services to law firms, corporations and regulated entities.

     Investor services is an emerging business initiative, presented as part of Legal services, which offers administration, record keeping and information processing services. The Company maintains detailed employee and/or investor records on behalf of (i) general partners to service their investors in limited partnerships, REITs and master limited partnerships; (ii) corporations to provide turn-key outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete recordkeeping and administration services for additional brokerage and IRA accounts.

     The Company has a broad customer base, and none of the Company's customers accounted for more than 3.0% of revenue for the year ended December 31, 1998.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

     The Company measures segment profit as earnings before taxes. Information on segments follows (in thousands):

                                                      YEAR ENDED DECEMBER 31, 1998
                                          ----------------------------------------------------
                                          HEALTHCARE   COMMERCIAL      LEGAL
                                           SERVICES     SERVICES    SERVICES(1)   CONSOLIDATED
                                          ----------   ----------   -----------   ------------
Revenue.................................   $87,749      $79,677       $80,986       $248,412
Depreciation and amortization...........     3,613        4,256         2,865         10,734
Operating income........................     8,718       11,038        11,252         31,008
Interest expense........................       379          598           491          1,468
Earnings before taxes...................     8,124       10,987        10,907         30,018
Total assets............................    78,126       55,697        73,147        206,970

                                                      YEAR ENDED DECEMBER 31, 1997
                                          ----------------------------------------------------
                                          HEALTHCARE   COMMERCIAL      LEGAL
                                           SERVICES     SERVICES    SERVICES(1)   CONSOLIDATED
                                          ----------   ----------   -----------   ------------
Revenue.................................   $52,821      $63,479       $60,972       $177,272
Depreciation and amortization...........     2,121        1,759         1,685          5,565
Operating income........................     5,451        4,761        10,334         20,546
Interest expense........................       482          562           875          1,919
Earnings before taxes...................     5,166        4,397         9,807         19,370
Total assets............................    53,135       41,851        44,120        139,106

                                                      YEAR ENDED DECEMBER 31, 1996
                                          ----------------------------------------------------
                                          HEALTHCARE   COMMERCIAL      LEGAL
                                           SERVICES     SERVICES    SERVICES(1)   CONSOLIDATED
                                          ----------   ----------   -----------   ------------
Revenue.................................   $26,557      $40,109       $39,959       $106,625
Depreciation and amortization...........       873          944           958          2,775
Operating income........................     2,692        2,648         3,654          8,994
Interest expense........................       305          454           452          1,211
Earnings before taxes...................     2,437        2,465         3,420          8,322
Total assets............................    30,333       39,208        43,607        113,148

---------------

(1) Includes Investor Services.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

15. QUARTERLY INFORMATION (UNAUDITED)

                                                    F.Y.I. INCORPORATED
                       -----------------------------------------------------------------------------
                                1997 QUARTER ENDED                      1998 QUARTER ENDED
                       -------------------------------------   -------------------------------------
                       MAR 31    JUN 30    SEP 30    DEC 31    MAR 31    JUN 30    SEP 30    DEC 31
                       -------   -------   -------   -------   -------   -------   -------   -------
Revenue..............  $39,417   $41,067   $46,602   $50,186   $56,766   $61,307   $63,498   $66,841
Gross profit.........   13,750    14,379    15,786    17,466    19,787    22,035    23,435    23,604
Earnings before
  taxes..............    4,900     5,116     4,549     4,805     6,487     7,465     8,030     8,036
Net income...........    3,331     3,330     3,035     3,167     4,095     4,868     5,247     4,821
Pro forma earnings
  before taxes.......    5,143     5,143     5,295     4,833     6,487     7,465     8,030     8,036
Pro forma net
  income.............    3,050     3,006     3,177     2,915     3,894     4,478     4,818     4,821
Net income per common
  share --
  Basic..............  $  0.28   $  0.28   $  0.25   $  0.26   $  0.31   $  0.36   $  0.39   $  0.36
  Diluted............  $  0.28   $  0.28   $  0.25   $  0.25   $  0.30   $  0.35   $  0.38   $  0.35
Pro forma net income
  per common share --
  Basic..............  $  0.26   $  0.25   $  0.26   $  0.24   $  0.30   $  0.33   $  0.36   $  0.36
  Diluted............  $  0.26   $  0.25   $  0.26   $  0.23   $  0.29   $  0.33   $  0.35   $  0.35
Weighted average
  common shares
  outstanding
  Basic..............   11,709    11,861    12,113    12,390    13,189    13,385    13,505    13,401
  Diluted............   11,875    12,004    12,319    12,587    13,477    13,717    13,881    13,850

     Amounts reported differ from amounts previously reported due to the poolings-of-interests with CMI and ERS discussed in Note 6.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Item 10 will be set forth under the caption "Election of Directors" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998 and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by Item 11 will be set forth under the caption "Executive Compensation" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998 and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998 and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement, which will be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1998 and which is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are being filed as part of this Report:

          (a)(1) Consolidated Financial Statements

             See Index to Consolidated Financial Statements on page 22.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I., Incorporated, Deliverex,
                            Incorporated, ASK Record Management, Inc., Deliverex
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.1 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.2            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, C. & T.
                            Management Services, Inc., Qualidata, Inc., DPAS
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.2 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.3            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Melanson &
                            Associates, Inc., Bay Area Micrographics, Researchers
                            Acquisition Corp., and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.3 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.4            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Paragon
                            Management Group, Inc., Recordex Acquisition Corp.,
                            Recordex Services, Inc., and the Stockholders named
                            therein (Incorporated by reference to Exhibit 2.4 to
                            Amendment No. 1 to the Company's Registration Statement
                            on Form S-1 (Registration No. 33-98608) effective January
                            12, 1996)
          2.5            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among F.Y.I. Incorporated, Permanent
                            Records Inc., Permanent Records Acquisition Corp., and
                            the Stockholders named therein (Incorporated by reference
                            to Exhibit 2.5 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.7            -- Agreement and Plan of Reorganization, dated as of October
                            25, 1995, by and among Imagent Corporation, Imagent
                            Acquisition Corp. and the Stockholders named therein
                            (Incorporated by reference to Exhibit 2.7 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          2.8            -- Agreement and Plan of Reorganization dated as of October
                            25, 1995, by and among Mobile Information Services
                            Corporation, Inc., Imagent Acquisition Corp. and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.8 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.9            -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of October 25, 1995, by and among F.Y.I.
                            Incorporated, Leonard Archives Inc., Leonard Acquisition
                            Corp. and the Stockholders named therein (Incorporated by
                            reference to Exhibit 2.9 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.10           -- First Amendment to Agreement and Plan of Reorganization,
                            dated as of November 14, 1995, by and among F.Y.I.
                            Incorporated, C. & T. Management Services, Inc.,
                            Qualidata, Inc., DPAS Acquisition Corp., and the
                            Stockholders named therein (Incorporated by reference to
                            Exhibit 2.10 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
          2.11           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, B&B
                            (Baltimore-Washington) Acquisition Corp., B&B Information
                            and Image Management, Inc. and Charles J. Bauer, Jr.
                            (Incorporated by reference to Exhibit 10.17 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.12           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, Premier
                            Acquisition Corp., Premier Document Management, Inc., PDM
                            Services, Inc., Brian E. Whiteside, Christopher S. Moore,
                            Lynnette C. Pomerville and Gary T. Sievert (Incorporated
                            by reference to Exhibit 10.18 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
          2.13           -- Asset Purchase Agreement, dated as of June 28, 1996, by and among F.Y.I. Incorporated, Robert A. Cook Acquisition
                            Corp., Robert A. Cook and Staff, Inc. and RAC Services,
                            Inc., Robert A. Cook and Robert A. Cook and Anna M. Cook,
                            as Co-Trustees of the Cook 1993 Living Trust
                            (Incorporated by reference to Exhibit 10.19 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.14           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, California
                            Medical Record Service Acquisition Corp., C.M.R.S.
                            Incorporated and Alan Simon (Incorporated by reference to
                            Exhibit 2.14 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.15           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Texas Medical
                            Record Service Acquisition Corp., Texas Medical Record
                            Service, Inc., California Medical Record Service
                            Acquisition Corp. and Karen Jill Simon (Incorporated by
                            reference to Exhibit 2.15 to Post-Effective Amendment No.
                            3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.16           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Minnesota
                            Medical Record Service Acquisition Corp., Minnesota
                            Medical Record Service, Inc. and Alan Simon (Incorporated
                            by reference to Exhibit 2.16 to Post-Effective Amendment
                            No. 3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.17           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, ZIA
                            Acquisition Corp., ZIA Information Analysis Group and the
                            shareholders named therein (Incorporated by reference to
                            Exhibit 2.17 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.18           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MAVRICC
                            Acquisition Corp., MAVRICC Management Systems, Inc.,
                            F.Y.I. Incorporated, Craig F. Moncher and Kyle C. Kerbawy
                            (Incorporated by reference to Exhibit 2.18 to the
                            Company's Current Report on Form 8-K filed on April 9,
                            1997)
          2.19           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MMS Escrow
                            Acquisition Corp., MMS Escrow and Transfer Agency, Inc.,
                            Craig F. Moncher and Kyle C. Kerbawy (Incorporated by
                            reference to Exhibit 2.19 to the Company's Current Report
                            Form 8-K filed on April 9, 1997)
          3.1            -- Amended and Restated Certificate of Incorporation of
                            F.Y.I. Incorporated (Incorporated by reference to Exhibit
                            3.1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          3.2            -- First Amendment to Amended and Restated By-Laws of F.Y.I.
                            Incorporated (Incorporated by reference to Exhibit 3.2 to
                            the Company's Form 10-Q filed on August 8, 1997)
          4              -- Form of certificate evidencing ownership of Common Stock of F.Y.I. Incorporated (Incorporated by reference to
                            Exhibit 4.2 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.1*           -- F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated
                            by reference to Exhibit 10.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996) 33-98608) effective
                            January 12, 1996)
         10.8            -- Form of Indemnification Agreement between F.Y.I. and each director (Incorporated by reference to Exhibit 10.8 to
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.10           -- Form of Registration Rights Agreement, dated as of
                            November 14, 1995, by and among Thomas C. Walker, David
                            Lowenstein and the persons named therein (Incorporated by
                            reference to Exhibit 10.10 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.12           -- Five Year Media Purchase Agreement, dated as of August 9,
                            1994, between Eastman Kodak Company and Jonathan B. Shaw
                            (Incorporated by reference to Exhibit 10.12 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.15           -- Lease Agreement between F.Y.I. Incorporated and One
                            McKinney Plaza, Inc. (Incorporated by reference to
                            Exhibit 10.15 to Post-Effective Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective April 30, 1996)
         10.16*          -- Employment Agreement between F.Y.I. Incorporated and
                            Margot T. Lebenberg (Incorporated by reference to Exhibit
                            10.16 to Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.20*          -- Employment Agreement between F.Y.I. Incorporated and
                            Timothy J. Barker (Incorporated by reference to Exhibit 2
                            to Post-Effective Amendment No. 3 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21*          -- Separation Agreement, dated July 17, 1996, by and between
                            F.Y.I. Incorporated and Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.21 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.26*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.26 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.27*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.27 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.28*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.28 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.30*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Joe A. Rose (Incorporated by reference
                            to Exhibit 10.30 to the Company's Form 10-Q filed on
                            November 10, 1997)
         10.37           -- Amended and Restated Credit Agreement, dated as of
                            February 17, 1998, by and among F.Y.I. Incorporated,
                            Banque Paribas, Bank of America Texas, N.A. and the
                            Lenders named therein (Incorporated by referenced to
                            Exhibit 10.37 to the Company's Form 10-K filed on March
                            11, 1998)
         10.38           -- Agreement between New York State Workers' Compensation
                            Board and QCSinet Acquisition Corp., dated January 21,
                            1998 (Incorporated by reference to Exhibit 10.38 to the
                            Company's Form 8-K filed on March 20, 1998)
         10.40*          -- Employment Agreement between F.Y.I. Incorporated and
                            Phillip B. Guy
         10.41*          -- Employment Agreement between F.Y.I. Incorporated and
                            David M. Byerley
         10.42*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Ed H. Bowman, Jr.
         10.43*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Thomas C. Walker
         10.44*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and David Lowenstein
         10.45*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Ronald Zazworsky
         10.46*          -- Consulting Agreement with Gregory R. Melanson
         10.47*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Jonathan B. Shaw
         10.48           -- First Amendment to Amended and Restated Credit Agreement,
                            dated August 3, 1998, by and among F.Y.I. Incorporated,
                            Banque Paribas, Bank of America Texas, N.A. and the
                            Lenders named therein
         21              -- List of subsidiaries of F.Y.I. Incorporated
         23.1            -- Consent of Arthur Andersen LLP
         24              -- Power of Attorney (included with the signature page
                            hereof)
         27.1            -- Financial Data Schedule

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27.2            -- Restated 1998 Financial Data Schedule
         27.3            -- Restated 1997 Financial Data Schedule
         27.4            -- Restated 1996 Financial Data Schedule

     (b) Reports on Form 8-K:

     The Company did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1998. The Company did file a Form 8-K Current Report on March 2, 1999 reporting Post-Merger Financial Results under Item 5. Other Events.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            F.Y.I. INCORPORATED

                                            By:    /s/ ED H. BOWMAN, JR.
                                              ----------------------------------
                                                      Ed H. Bowman, Jr.,
                                                President and Chief Executive
                                                            Officer

Date: March 17, 1999

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

                      SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                      ---------                           ------------------------           ----

                /s/ THOMAS C. WALKER                   Chairman of the Board and        March 17, 1999
-----------------------------------------------------    Chief Development Officer
                  Thomas C. Walker

                /s/ ED H. BOWMAN, JR.                  Director, President and Chief    March 17, 1999
-----------------------------------------------------    Executive Officer (Principal
                  Ed H. Bowman, Jr.                      Executive Officer)

                /s/ DAVID LOWENSTEIN                   Director, Executive Vice         March 17, 1999
-----------------------------------------------------    President Corporate
                  David Lowenstein                       Development and Treasurer

                /s/ TIMOTHY J. BARKER                  Senior Vice President and        March 17, 1999
-----------------------------------------------------    Chief Financial Officer
                  Timothy J. Barker                      (Principal Accounting
                                                         Officer)

              /s/ G. MICHAEL BELLENGHI                 Director                         March 17, 1999
-----------------------------------------------------
                G. Michael Bellenghi

               /s/ MICHAEL J. BRADLEY                  Director                         March 17, 1999
-----------------------------------------------------
                 Michael J. Bradley

                 /s/ KYLE C. KERBAWY                   Director                         March 17, 1999
-----------------------------------------------------
                   Kyle C. Kerbawy

                      SIGNATURE                           CAPACITY IN WHICH SIGNED           DATE
                      ---------                           ------------------------           ----

               /s/ GREGORY R. MELANSON                 Director                         March 17, 1999
-----------------------------------------------------
                 Gregory R. Melanson

            /s/ DONALD F. MOOREHEAD, JR.               Director                         March 17, 1999
-----------------------------------------------------
              Donald F. Moorehead, Jr.

              /s/ HON. EDWARD M. ROWELL                Director                         March 17, 1999
-----------------------------------------------------
                Hon. Edward M. Rowell

                /s/ JONATHAN B. SHAW                   Director                         March 17, 1999
-----------------------------------------------------
                  Jonathan B. Shaw

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
                            33-98608) effective January 12, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.11           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, B&B
                            (Baltimore-Washington) Acquisition Corp., B&B Information
                            and Image Management, Inc. and Charles J. Bauer, Jr.
                            (Incorporated by reference to Exhibit 10.17 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.12           -- Agreement and Plan of Reorganization, dated as of May 31,
                            1996, by and among F.Y.I. Incorporated, Premier
                            Acquisition Corp., Premier Document Management, Inc., PDM
                            Services, Inc., Brian E. Whiteside, Christopher S. Moore,
                            Lynnette C. Pomerville and Gary T. Sievert (Incorporated
                            by reference to Exhibit 10.18 to Post-Effective Amendment
                            No. 2 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective July 11, 1996)
          2.13           -- Asset Purchase Agreement, dated as of June 28, 1996, by and among F.Y.I. Incorporated, Robert A. Cook Acquisition
                            Corp., Robert A. Cook and Staff, Inc. and RAC Services,
                            Inc., Robert A. Cook and Robert A. Cook and Anna M. Cook,
                            as Co-Trustees of the Cook 1993 Living Trust
                            (Incorporated by reference to Exhibit 10.19 to
                            Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
          2.14           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, California
                            Medical Record Service Acquisition Corp., C.M.R.S.
                            Incorporated and Alan Simon (Incorporated by reference to
                            Exhibit 2.14 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.15           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Texas Medical
                            Record Service Acquisition Corp., Texas Medical Record
                            Service, Inc., California Medical Record Service
                            Acquisition Corp. and Karen Jill Simon (Incorporated by
                            reference to Exhibit 2.15 to Post-Effective Amendment No.
                            3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.16           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, Minnesota
                            Medical Record Service Acquisition Corp., Minnesota
                            Medical Record Service, Inc. and Alan Simon (Incorporated
                            by reference to Exhibit 2.16 to Post-Effective Amendment
                            No. 3 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.17           -- Agreement and Plan of Reorganization, dated as of August
                            30, 1996, by and among F.Y.I. Incorporated, ZIA
                            Acquisition Corp., ZIA Information Analysis Group and the
                            shareholders named therein (Incorporated by reference to
                            Exhibit 2.17 to Post-Effective Amendment No. 3 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective September 11, 1996)
          2.18           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MAVRICC
                            Acquisition Corp., MAVRICC Management Systems, Inc.,
                            F.Y.I. Incorporated, Craig F. Moncher and Kyle C. Kerbawy
                            (Incorporated by reference to Exhibit 2.18 to the
                            Company's Current Report on Form 8-K filed on April 9,
                            1997)
          2.19           -- Agreement and Plan of Reorganization, dated as of March
                            27, 1997, by and among F.Y.I. Incorporated, MMS Escrow
                            Acquisition Corp., MMS Escrow and Transfer Agency, Inc.,
                            Craig F. Moncher and Kyle C. Kerbawy (Incorporated by
                            reference to Exhibit 2.19 to the Company's Current Report
                            Form 8-K filed on April 9, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of
                            F.Y.I. Incorporated (Incorporated by reference to Exhibit
                            3.1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
          3.2            -- First Amendment to Amended and Restated By-Laws of F.Y.I.
                            Incorporated (Incorporated by reference to Exhibit 3.2 to
                            the Company's Form 10-Q filed on August 8, 1997)
          4              -- Form of certificate evidencing ownership of Common Stock of F.Y.I. Incorporated (Incorporated by reference to
                            Exhibit 4.2 to Amendment No. 1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996)
         10.1*           -- F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated
                            by reference to Exhibit 10.1 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            33-98608) effective January 12, 1996) 33-98608) effective
                            January 12, 1996)
         10.8            -- Form of Indemnification Agreement between F.Y.I. and each director (Incorporated by reference to Exhibit 10.8 to
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.10           -- Form of Registration Rights Agreement, dated as of
                            November 14, 1995, by and among Thomas C. Walker, David
                            Lowenstein and the persons named therein (Incorporated by
                            reference to Exhibit 10.10 to Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.12           -- Five Year Media Purchase Agreement, dated as of August 9,
                            1994, between Eastman Kodak Company and Jonathan B. Shaw
                            (Incorporated by reference to Exhibit 10.12 to Amendment
                            No. 1 to the Company's Registration Statement on Form S-1
                            (Registration No. 33-98608) effective January 12, 1996)
         10.15           -- Lease Agreement between F.Y.I. Incorporated and One
                            McKinney Plaza, Inc. (Incorporated by reference to
                            Exhibit 10.15 to Post-Effective Amendment No. 1 to the
                            Company's Registration Statement on Form S-1
                            (Registration No. 333-1084) effective April 30, 1996)
         10.16*          -- Employment Agreement between F.Y.I. Incorporated and
                            Margot T. Lebenberg (Incorporated by reference to Exhibit
                            10.16 to Post-Effective Amendment No. 2 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.20*          -- Employment Agreement between F.Y.I. Incorporated and
                            Timothy J. Barker (Incorporated by reference to Exhibit 2
                            to Post-Effective Amendment No. 3 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-1084) effective July 11, 1996)
         10.21*          -- Separation Agreement, dated July 17, 1996, by and between
                            F.Y.I. Incorporated and Robert C. Irvine (Incorporated by
                            reference to Exhibit 10.21 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-16057)
                            effective December 11, 1996)
         10.26*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.26 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.27*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Ed H. Bowman, Jr. (Incorporated by
                            reference to Exhibit 10.27 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.28*          -- Amended and Restated Warrant issued by F.Y.I.
                            Incorporated to Timothy J. Barker (Incorporated by
                            reference to Exhibit 10.28 to the Company's Current
                            Report on Form 8-K filed on April 9, 1997)
         10.30*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Joe A. Rose (Incorporated by reference
                            to Exhibit 10.30 to the Company's Form 10-Q filed on
                            November 10, 1997)
         10.37           -- Amended and Restated Credit Agreement, dated as of
                            February 17, 1998, by and among F.Y.I. Incorporated,
                            Banque Paribas, Bank of America Texas, N.A. and the
                            Lenders named therein (Incorporated by referenced to
                            Exhibit 10.37 to the Company's Form 10-K filed on March
                            11, 1998
         10.38           -- Agreement between New York State Workers' Compensation
                            Board and QCSinet Acquisition Corp., dated January 21,
                            1998 (Incorporated by reference to Exhibit 10.38 to the
                            Company's Form 8-K filed on March 20, 1998)
         10.40*          -- Employment Agreement between F.Y.I. Incorporated and
                            Phillip B. Guy
         10.41*          -- Employment Agreement between F.Y.I. Incorporated and
                            David M. Byerley
         10.42*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Ed H. Bowman, Jr.
         10.43*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Thomas C. Walker
         10.44*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and David Lowenstein
         10.45*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Ronald Zazworsky
         10.46*          -- Consulting Agreement with Gregory R. Melanson
         10.47*          -- Amended and Restated Employment Agreement between F.Y.I.
                            Incorporated and Jonathan B. Shaw
         10.48           -- First Amendment to Amended and Restated Credit Agreement,
                            dated August 3, 1998, by and among F.Y.I. Incorporated,
                            Banque Paribas, Bank of America Texas, N.A. and the
                            Lenders named therein
         21              -- List of subsidiaries of F.Y.I. Incorporated
         23.1            -- Consent of Arthur Andersen LLP
         24              -- Power of Attorney (included with the signature page
                            hereof)
         27.1            -- Financial Data Schedule
         27.2            -- Restated 1998 Financial Data Schedule
         27.3            -- Restated 1997 Financial Data Schedule
         27.4            -- Restated 1996 Financial Data Schedule