Form 10-Q
period 1999-03-31
FYI INC
filed 1999-05-13
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

   [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from
        to                                                      ---------------
          ---------------------

                         Commission file number 0-27444

                              F.Y.I. INCORPORATED
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       75-2560895
   (State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
              Or organization)

      3232 MCKINNEY AVENUE, SUITE 900,                        75204
               DALLAS, TEXAS
   (Address of principal executive offices)                 (Zip code)

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

            Yes   X        No
                ----         ----

            As of April 30, 1999, 14,175,847 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                 FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 1999

                                     INDEX


PART I.    FINANCIAL INFORMATION

Item 1     Financial Statements                                            3

           Consolidated Balance Sheets - December 31, 1998 and
           March 31,1999 (unaudited)                                       4

           Consolidated Statements of Operations - Three months ended
           March 31, 1998 and 1999 (unaudited)                             5

           Consolidated Statements of Cash Flows - Three months ended
           March 31, 1998 and 1999 (unaudited)                             6

           Notes to Consolidated Financial Statements - March 31, 1999     7

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10

Item 3     Quantitative and Qualitative Disclosures about Market Risk     13

PART II.   OTHER INFORMATION

Item 2     Changes in Securities                                        II-1

Item 5     Other Information                                            II-1

Item 6     Exhibits and Reports on Form 8-K                             II-2

SIGNATURES                                                              II-3

INDEX TO EXHIBITS                                                       II-4

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                            DECEMBER 31,        MARCH 31,
                                                                                1998               1999
                                                                            ------------        ---------
                                   ASSETS                                                      (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                $  14,592          $   9,083
    Accounts receivable and notes receivable, less allowance of $4,705 and
        $5,499, respectively                                                    51,683             58,359
    Notes receivable, shareholders - short term                                    479                479
    Prepaid expenses and other current assets                                    5,487              9,867
                                                                             ---------          ---------
           Total current assets                                                 72,241             77,788

PROPERTY, PLANT AND EQUIPMENT, NET                                              29,372             31,404
GOODWILL AND OTHER INTANGIBLES, NET                                             96,652            117,254
OTHER NONCURRENT ASSETS                                                          8,705             10,424
                                                                             ---------          ---------
           Total assets                                                      $ 206,970          $ 236,870
                                                                             =========          =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                 $  30,095          $  37,640
    Current maturities of long-term obligations                                  1,258              1,695
    Income taxes payable                                                         2,881              3,750
    Current portion of deferred income taxes                                       214                214
                                                                             ---------          ---------
           Total current liabilities                                            34,448             43,299

LONG-TERM OBLIGATIONS, net of current maturities                                31,498             36,264
DEFERRED INCOME TAXES, net of current portion                                    1,479              1,479
OTHER LONG-TERM OBLIGATIONS                                                        810              9,202
                                                                             ---------          ---------
           Total liabilities                                                    68,235             90,244

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 1,000,000 shares authorized,
       0 shares issued and outstanding                                            --                 --
    Common stock, $.01 par value, 26,000,000 shares authorized,
       14,046,725 and 14,160,284 shares issued and outstanding at
       December 31, 1998 and March 31, 1999, respectively                          140                142
    Additional paid-in-capital                                                 107,912            110,528
    Retained earnings                                                           31,184             36,457
                                                                             ---------          ---------
                                                                               139,236            147,127
    Less - Treasury stock, $.01 par value, 36,670 shares
       at December 31, 1998 and March 31, 1999, respectively                      (501)              (501)
                                                                             ---------          ---------
    Total stockholders' equity                                                 138,735            146,626
                                                                             ---------          ---------
                        Total liabilities and stockholders' equity           $ 206,970          $ 236,870
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

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                  THREE MONTHS
                                                      ENDED
                                                     MARCH 31,
                                                 1998        1999
                                               --------    --------
                                                    (UNAUDITED)

REVENUE                                        $ 56,504    $ 71,612

COST OF SERVICES                                 35,706      44,148
DEPRECIATION                                      1,260       1,864
                                               --------    --------
                  Gross profit                   19,538      25,600
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                     12,211      15,555
AMORTIZATION                                        708         909
                                               --------    --------
                  Operating income                6,619       9,136

OTHER (INCOME) EXPENSE:
    Interest expense                                197         497
    Interest income                                 (65)       (105)
    Other (income) expense, net                    --           (45)
                                               --------    --------

                  Income before income taxes      6,487       8,789
PROVISION FOR INCOME TAXES                        2,392       3,516
                                               --------    --------

NET INCOME                                     $  4,095    $  5,273
                                               ========    ========

PRO FORMA DATA:
    Historical net income                      $  4,095    $  5,273
    Pro forma provision for income taxes            201        --
                                               --------    --------
PRO FORMA NET INCOME                           $  3,894    $  5,273
                                               ========    ========
NET INCOME PER COMMON SHARE
    BASIC                                      $   0.31    $   0.38
                                               ========    ========
    DILUTED                                    $   0.30    $   0.36
                                               ========    ========
PRO FORMA NET INCOME PER COMMON SHARE
    BASIC                                      $   0.30    $   0.38
                                               ========    ========
    DILUTED                                    $   0.29    $   0.36
                                               ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                        13,189      13,940
                                               ========    ========
    DILUTED                                      13,477      14,579
                                               ========    ========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS
                                                                         ENDED
                                                                       MARCH 31,
                                                                    1998        1999
                                                                  --------    --------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $  4,095    $  5,273
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation and amortization                             1,968       2,773
           Change in operating assets and liabilities:
                Accounts receivable                                 (3,214)     (3,023)
                Prepaid expenses and other assets                     (447)     (1,534)
                Accounts payable and other current liabilities       4,094       4,042
                                                                  --------    --------
                      Net cash provided by operating activities      6,496       7,531

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                       (2,888)     (3,746)
    Cash paid for acquisitions, net of cash acquired               (15,426)    (13,897)
                                                                  --------    --------
                      Net cash used in investing activities        (18,314)    (17,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of underwriting
       discounts and other costs                                       336       1,244
    Distribution to shareholders of pooled companies                (1,020)       --
    Proceeds from long-term obligations                             15,000      10,750
    Principal payments on long-term obligations                     (2,794)     (7,391)
                                                                  --------    --------
                      Net cash provided by financing activities     11,522       4,603

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (296)     (5,509)

CASH AND CASH EQUIVALENTS, beginning of period                      10,982      14,592
                                                                  --------    --------

CASH AND CASH EQUIVALENTS, end of period                          $ 10,686    $  9,083
                                                                  ========    ========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and its subsidiaries (the "Company" or "F.Y.I."), which consist of: (i) F.Y.I. Incorporated; (ii) the companies acquired in business combinations accounted for under the purchase method of accounting from their respective acquisition dates; and (iii) the companies acquired in business combinations accounted for under the pooling-of-interests method of accounting either for all periods presented or from the date of acquisition based upon their financial materiality.

    In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at March 31, 1999, its results of operations for the three months ended March 31, 1998 and 1999, and its cash flows for the three months ended March 31, 1998 and 1999. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 17, 1999 and the Company's Current Report on Form 8-K filed with the Commission on March 2, 1999. The results of operations for the interim periods ended March 31, 1998 and 1999 will not be indicative of the results for the full year.

    Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.  PRO FORMA NET INCOME

     The Company acquired Economic Research Services, Inc., in October 1998 in a transaction that was accounted for as a pooling-of-interests. This company was managed through its acquisition date as an independent S Corporation. Therefore, the pro forma data present the incremental provision for income taxes as if this entity had been subject to federal and state income taxes.

3. WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):


                                          THREE MONTHS
                                              ENDED
                                            MARCH 31,
                                          1998     1999
                                         ------   ------
Basic weighted average common shares     13,189   13,940
Weighted average options and warrants       265      520
Contingent acquisition consideration         23      119
                                         ------   ------
Diluted weighted average common shares   13,477   14,579
                                         ======   ======

4.  BUSINESS COMBINATIONS

    During the first three months of 1999, the Company acquired four additional document management businesses which were accounted for as purchases (the "Purchased Companies"). These acquisitions were Northern Minnesota Medical Records Services, Inc., PMI Imaging Systems, Inc., Quality Data Conversions, Inc. and MSI Imaging Solutions, Inc. The aggregate consideration paid for the Purchased Companies consisted of $14.9 million in cash and 38,991 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):


         Consideration Paid                               $    15,828
         Estimated Fair Value of Tangible Assets                8,483
         Estimated Fair Value of Liabilities                    5,362
         Goodwill                                              12,707

    The weighted average fair market values of the shares of Common Stock used in calculating the consideration paid was $24.86, which represents a 20% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

    The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain of the acquisitions are subject to additional consideration based upon the achievement of specified earning targets over one to three year periods. Based upon the evaluation of cumulative earnings through March 31, 1999 against the specified earnings targets, the Company has accrued aggregate contingent consideration of approximately $4.9 million. The periods applicable for the earnout targets have not been completed, and the amounts paid at the conclusion are likely to be different from amounts presently accrued.

    All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with a majority of the acquisitions is not deductible for income tax purposes.

5.  SEGMENT REPORTING

    The Company and its subsidiaries are principally engaged in document and information outsourcing services. The Company identifies segments based on management responsibility.

    (i) Healthcare Services. Healthcare services include: (i) processing a request for release of a patient's medical records; (ii) archival records storage and management; (iii) document and data conversion; (iv) archiving and imaging services to hospital radiology departments; (v) providing attending physician statements for life and health insurance underwriting; and (vi) image processing services for handling state government disability and workers' compensation claims.

    (ii) Commercial Services. The Commercial services group offers electronic imaging, micrographics services, data capture, document and media to media conversion, database management, direct mail and fulfillment services, and full service commercial printing, as well as integrated solutions to customers in a wide range of industries, including financial services, retail, insurance and government entities.

    (iii) Legal Services. Legal services include managing the logistics of high volume document production, microfilming and/or electronic imaging, document coding, computer indexing, automated document retrieval, and high speed, multiple-set reproduction of documents, as well as high level consulting services ranging from labor discrimination, mortgage discrimination and forensic analysis to trial support for law firms, corporations and utility companies.

    Investors services is an emerging business initiative, presented as part of Legal services, which offers administration, record keeping and information processing services for employee and/or investor records.

    The Company measures segment profit as earnings before taxes. Information on segments follows (in thousands):

                                   Three Months Ended March 31, 1999
                         -----------------------------------------------------
                         Healthcare   Commercial      Legal
                          Services     Services     Services(1)   Consolidated
                         ----------   ----------   ------------   ------------
Revenue                   $ 25,854     $ 25,152     $ 20,606       $ 71,612
Earnings before taxes        3,293        3,129        2,367          8,789

                                   Three Months Ended March 31, 1998
                         -----------------------------------------------------
                         Healthcare   Commercial     Legal
                          Services     Services     Services(1)   Consolidated
                         ----------   ----------   ------------   ------------
Revenue                   $ 19,673     $ 17,794     $ 19,037       $ 56,504
Earnings before taxes        2,028        2,071        2,388          6,487

(1)  Includes Investor Services.

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

    INTRODUCTION

    The Company's revenue is segregated into the following segments: (i) Healthcare Services; (ii) Commercial Services; and (iii) Legal Services, which includes Investor Services, an emerging business initiative. Services provided to customers are described by segment as follows:

    Healthcare Services: includes (i) processing a request for release of a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institution's medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) image processing for state government disability and workers compensation claims; (vi) medical staffing services; and (vii) providing attending physicians statements for life and health insurance underwriting.

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

    Investor Services: includes administration, record keeping and information processing services to (i) general partners to service their investors in limited partnerships, REITs and master limited partnerships; (ii) corporations to provide turn-key outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete record keeping and administration services for additional brokerage and IRA accounts.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    REVENUE

    Revenue increased 26.7% from $56.5 million for the three months ended March 31, 1998 to $71.6 million for the three months ended March 31, 1999. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to March 31, 1998; and (ii) internal growth of 11.5% in revenue at the companies owned for longer than one year, based on the acquisition anniversary date. This internal growth was primarily attributable to an increase in government services revenue relating to the State of New York document imaging contract and an increase in healthcare records release services revenue due to expansion into additional healthcare institutions throughout the markets the Company serves.

    GROSS PROFIT

    Gross profit increased 31.0% from $19.5 million for the three months ended March 31, 1998 to $25.6 million for the three months ended March 31, 1999, largely due to acquisitions completed subsequent to March 31, 1998. Gross profit as a percentage of revenue increased from 34.6% for the three months ended March 31, 1998 to 35.7% for the three months ended March 31, 1999, primarily due to higher profit margins associated with increased legal services consulting revenue and higher volumes in image processing for workers' compensation claims and mortgage loan files. These higher margins were partially offset by a decline in automated litigation support margins due to a downward fluctuation in project revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 27.4% from $12.2 million, or 21.6% of revenue, for the three months ended March 31, 1998 to $15.6 million, or 21.7% of revenue, for the three months ended March 31, 1999. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to March 31, 1998; and (ii) increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 38.0% from $6.6 million, or 11.7% of revenue, for the three months ended March 31, 1998 to $9.1 million, or 12.8% of revenue, for the three months ended March 31, 1999, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND PRO FORMA NET INCOME

    Income before income taxes increased 35.5% from $6.5 million for the three months ended March 31, 1998 to $8.8 million for the three months ended March 31, 1999, and pro forma net income adjusted for the pro forma provision for taxes increased 35.4% from $3.9 million for the three months ended March 31, 1998 to $5.3 million for the three months ended March 31, 1999, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company had $34.5 million of working capital and $9.1 million of cash. Cash flows provided by operating activities for the three months ended March 31, 1999 were $7.5 million. Net cash provided by operating activities for the three months ended March 31, 1999 was positively impacted by an increase in accounts payable and other current liabilities primarily due to the accrual of 1999 federal and state income and franchise taxes and increases in other current liabilities. This change was partially offset by an increase in revenue and a corresponding increase in accounts receivable. Net cash used in investing activities was $17.6 million, as the Company paid $13.9 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $4.6 million primarily due to borrowings on the Company's line of credit.

    During the three months ended March 31, 1998, net cash flows provided by operating activities were $6.5 million. Net cash used in investing activities was $18.3 million, as the Company paid $15.4 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $11.5 million.

    The Company anticipates that cash on hand, cash from operations, additional bank financing available under the 1998 Credit Agreement (as defined below) and shares of Common Stock available under the Acquisition Shelf (as defined below) will provide sufficient liquidity to execute the Company's acquisition and internal growth plans for at least the next 12 months. In February 1998, the Company entered into a new credit agreement (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100.0 million. The availability under the 1998 Credit Agreement as of April 30, 1999, was $53.2 million. Should the Company accelerate its acquisition program, the Company may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has an effective acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 1,228,852 shares were available at March 31, 1999.

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

    The Company has approached the Year 2000 Issue in phases. A Year 2000 project director, together with a strong support organization revolving around technology committees organized by each business unit, has designed a Year 2000 work plan that is currently being implemented. The Year 2000 work plan includes: (i) awareness of the Year 2000 issue; (ii) inventory of all Year 2000 items; (iii) assessment and prioritization of all Year 2000 issues; (iv) renovation, including replacing, repairing, or retiring any Year 2000 related problems; (v) verification, including testing and certifying Year 2000 compliance; (vi) implementation; and (vii) contingency planning. The work plan includes assessing the Year 2000 compliance of customers and vendors and related interfaces. The Company is progressing favorably in its completion of the various tasks and target dates identified in the Year 2000 work plan. The Company believes it has identified and prioritized all major Year 2000 related items. The Company expects to complete all of the currently identified and planned Year 2000 tasks before the end of 1999. The Company estimates that the total costs of the Year 2000 project will be approximately $3.6 to $3.9 million of which about $2.4 to $2.7 million represent purchases of hardware, off-the-shelf software and customized software and approximately $1.2 million represent internal salaries and external consultant fees. As of March 31, 1999, the Company had incurred approximately $1.8 million of Year 2000 costs. The costs are being funded through operating cash flow. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the uncertainty surrounding the Year 2000 readiness of third party vendors and customers, the Company is unable to determine a reasonable worst case scenario at this time. Although currently considered unlikely, failure of public utility companies to provide telephone and electrical services or the inability of the Company's customers to conduct their operations are some of the areas of concern. The development of contingency plans is scheduled for the first half of 1999 after the Company has received and evaluated responses from all its major vendors, customers and the other third parties with whom the Company has a material relationship. The costs of the Year 2000 project and the date on which the Company plans to complete the Year 2000 project tasks are based on management's best estimates, which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. Additionally, the costs of the Year 2000 project are based on the companies owned as of March 31, 1999 and do not include the impact of any future acquisitions. The Year 2000 costs for any future acquisitions will be evaluated in the due diligence process. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, customers and other third parties could differ materially from the Company's current expectations, resulting in material financial risk.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 of Form 10-Q and by Item 305 of Regulation S-K do not require additional disclosure by the Company at this time.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

    The following information relates to securities of the Company issued or sold during the fourth quarter of 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

    In December 1998, the Company issued 416,524 shares of Common Stock for $.01 par value per share to the former stockholders of TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH") and Advanced Digital Graphics, Inc. ("ADG") in connection with the acquisitions by the Company of all of the outstanding shares of TCH and ADG.

    Each of these transactions was completed without registration of the relevant securities under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving any public offering. On March 29, 1999, the Company filed a Registration Statement on Form S-3 registering 49% of the shares issued in the Creative Mailings, Inc. acquisition for resale by the holders thereof.

ITEM 5.   OTHER INFORMATION

RECENT DEVELOPMENTS

    Since December 31, 1998, the Company has acquired the following document and information outsourcing solutions businesses: (i) Northern Minnesota Medical Records Services, Inc., a medical release of information business located in Minnesota; (ii) PMI Imaging Systems, Inc., a document systems integrator located in New Jersey; (iii) Quality Data Conversions, Inc., a document imaging storage and retrieval business located in Pennsylvania; and
(iv) MSI Imaging Solutions, Inc., a document conversion to electronic media and microfilm business located in California.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

    This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, or entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its aggressive acquisition program, to retain management, to implement its focused business strategy to expand its document and information management services geographically, to retain or to attract customers from other businesses, to increase revenue by cross-selling services and to successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.49 Second Amendment to Amended and Restated Credit Agreement, dated April 13, 1999, by and among F.Y.I. Incorporated, Banque Paribas, Nations Bank, N.A. d/b/a Bank of America National Association, and Bank One, Texas, N.A. and the Lenders named therein.

     27.1   Financial Data Schedule

     27.2   1998 Restated Financial Data Schedule

(b)  Reports on Form 8-K

            The Company filed a Current Report on Form 8-K with the Commission on March 2, 1999, reporting under Item 5 thereto certain interim financial information of the Company, on a consolidated basis, reflecting the combined operations of the Company, including TCH Mailhouse, Inc., G&W Enterprise, Inc. and Advanced Digital Graphics, Inc. for the month ended January 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                  F.Y.I. Incorporated

Date:  May 13, 1999               By: /s/ Ed H. Bowman, Jr.
                                     -----------------------------------------
                                     Ed H. Bowman, Jr.
                                     Chief Executive Officer and President

Date:  May 13, 1999               By: /s/ Timothy J. Barker
                                     -----------------------------------------
                                     Timothy J. Barker
                                     Senior Vice President and Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
10.49               Second Amendment to Amended and Restated Credit Agreement,
                    dated April 13, 1999, by and among F.Y.I. Incorporated,
                    Banque Paribas, Nations Bank, N.A. d/b/a Bank of America
                    National Association, and Bank One, Texas, N.A. and the
                    Lenders named therein.

27.1                Financial Data Schedule

27.2                1998 Restated Financial Data Schedule