Form 10-Q
period 1999-06-30
FYI INC
filed 1999-08-12
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 1999, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 for the transition period from             to
                                                         ---------     --------

                         Commission file number 0-27444

                               F.Y.I. INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  75-2560895
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

   3232 MCKINNEY AVENUE, SUITE 900
           DALLAS, TEXAS                               75204
(Address of principal executive offices)             (Zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 953-7555

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

As of July 30, 1999, 14,399,102 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1999

                                      INDEX


   PART I.    FINANCIAL INFORMATION

   Item 1     Financial Statements

              Consolidated Balance Sheets - December 31, 1998 and June 30, 1999 (unaudited)

              Consolidated Statements of Operations - Three months and six months ended June 30, 1998 and 1999 (unaudited)

              Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1999 (unaudited)

              Notes to Consolidated Financial Statements - June 30, 1999

   Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3     Quantitative and Qualitative Disclosures about Market Risk

   PART II.   OTHER INFORMATION

   Item 2     Changes in Securities

   Item 4     Submission of Matters to a Vote of Security Holders

   Item 5     Other Information

   Item 6     Exhibits and Reports on Form 8-K

   SIGNATURES

   INDEX TO EXHIBITS

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)


                                                                                    DECEMBER 31,        JUNE 30,
                                                                                         1998             1999
                                                                                  ----------------  ----------------
                                     ASSETS                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $         14,592            12,213
     Accounts receivable and notes receivable, less allowance of  $4,705
         and $7,128, respectively                                                           51,683            63,511
     Notes receivable, shareholders - short term                                               479               285
     Prepaid expenses and other current assets                                               5,487            10,938
                                                                                  ----------------  ----------------
         Total current assets                                                               72,241            86,947

PROPERTY, PLANT AND EQUIPMENT, NET                                                          29,372            36,666
GOODWILL AND OTHER INTANGIBLES, NET                                                         96,652           138,948
OTHER NONCURRENT ASSETS                                                                      8,705             3,285
                                                                                  ----------------  ----------------

                     Total assets                                                 $        206,970  $        265,846
                                                                                  ================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $         30,095  $         39,818
     Current maturities of long-term obligations                                             1,258             1,265
     Income taxes payable                                                                    2,881               539
     Current portion of deferred income tax                                                    214               214
                                                                                  ----------------  ----------------
         Total current liabilities                                                          34,448            41,836

LONG-TERM OBLIGATIONS, net of current maturities                                            31,498            52,934
DEFERRED INCOME TAXES, net of current portion                                                1,479             1,479
OTHER LONG-TERM OBLIGATIONS                                                                    810            15,122
                                                                                  ----------------  ----------------

         Total liabilities                                                                  68,235           111,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
         0 shares issued and outstanding                                                        --                --
     Common stock, $.01 par value, 26,000,000 shares authorized,
         14,046,725 and 14,230,671 shares issued and outstanding at
         December 31, 1998 and June 30, 1999, respectively                                     140               142
     Additional paid-in-capital                                                            107,912           112,641
     Retained earnings                                                                      31,184            42,193
                                                                                  ----------------  ----------------
                                                                                           139,236           154,976
     Less - Treasury stock, $.01 par value, 36,670 shares
         at December 31, 1998 and June 30, 1999, respectively                                 (501)            (501)
     Other comprehensive income                                                                 --                --
                                                                                  ----------------  ----------------
         Total stockholders' equity                                                        138,735           154,475
                                                                                  ----------------  ----------------

                       Total liabilities and stockholders' equity                 $        206,970  $        265,846
                                                                                  ================  ================


       (The accompanying notes are an integral part of these consolidated financial statements.)

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                      -----------------------------   ------------------------------
                                                          1998             1999            1998             1999
                                                      -------------   -------------   -------------    -------------
                                                              (UNAUDITED)                      (UNAUDITED)
REVENUE                                               $      61,055   $      81,587   $     117,558    $     153,199

COST OF SERVICES                                             38,012          49,958          73,716           94,106
DEPRECIATION                                                  1,366           1,922           2,626            3,786
                                                      -------------   -------------   -------------    -------------
         Gross profit                                        21,677          29,707          41,216           55,307
SELLING, GENERAL, AND
     ADMINISTRATIVE EXPENSES                                 13,169          18,644          25,380           34,199
AMORTIZATION                                                    787           1,038           1,495            1,947
                                                      -------------   -------------   -------------    -------------
         Operating income                                     7,721          10,025          14,341           19,161

OTHER (INCOME) EXPENSE:
         Interest expense                                       365             759             563            1,256
         Interest income                                        (61)           (109)           (126)            (214)
         Other (income) expense, net                            (48)           (186)            (48)            (231)
                                                      -------------   -------------   -------------    -------------

         Income before income taxes                           7,465           9,561          13,952           18,350
PROVISION FOR INCOME TAXES                                    2,597           3,824           4,989            7,340
                                                      -------------   -------------   -------------    -------------

NET INCOME                                            $       4,868   $       5,737   $       8,963    $      11,010
                                                      =============   =============   =============    =============

PRO FORMA DATA:
         Historical net income                        $       4,868   $       5,737   $       8,963    $      11,010
         Pro forma provision for income taxes                   390              --             591               --
                                                      -------------   -------------   -------------    -------------

PRO FORMA NET INCOME                                  $       4,478   $       5,737   $       8,372    $      11,010
                                                      =============   =============   =============    =============

NET INCOME PER COMMON SHARE
         Basic                                        $        0.36   $        0.41   $        0.67    $        0.79
                                                      =============   =============   =============    =============
         Diluted                                      $        0.35   $        0.39   $        0.66    $        0.75
                                                      =============   =============   =============    =============

PRO FORMA NET INCOME
    PER COMMON SHARE
         Basic                                        $        0.33   $        0.41   $        0.63    $        0.79
                                                      =============   =============   =============    =============
         Diluted                                      $        0.33   $        0.39   $        0.62    $        0.75
                                                      =============   =============   =============    =============

WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING
         Basic                                               13,385          14,028          13,287           13,984
                                                      =============   =============   =============    =============
         Diluted                                             13,717          14,710          13,597           14,644
                                                      =============   =============   =============    =============

       (The accompanying notes are an integral part of these consolidated financial statements.)

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                      1998                   1999
                                                                                  -------------         -----------
                                                                                             (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                  $       8,963         $    11,010
      Adjustments to reconcile net income to net cash provided
           by operating activities:
                Depreciation and amortization                                             4,121               5,733
                Change in operating assets and liabilities:
                    Accounts receivable                                                  (5,194)             (7,063)
                    Prepaid expenses and other assets                                    (1,499)              4,735
                    Accounts payable and other liabilities                                 (392)             (3,743)
                                                                                  -------------         -----------
                        Net cash provided by operating activities                         5,999              10,672

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                              (7,174)            (10,194)
  Cash paid for acquisitions, net of cash acquired                                      (17,426)            (22,127)
                                                                                  -------------         -----------
                        Net cash used in investing activities                           (24,600)            (32,321)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net                                                  756               2,483
  Distribution to shareholders of pooled companies                                       (1,340)                 --
  Proceeds from long-term obligations                                                    22,000              29,250
  Principal payments on long-term obligations                                            (6,287)            (12,463)
                                                                                  -------------         -----------
                        Net cash provided by financing activities                        15,129              19,270

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (3,472)             (2,379)

  CASH AND CASH EQUIVALENTS, beginning of period                                         10,982              14,592
                                                                                  -------------         -----------

  CASH AND CASH EQUIVALENTS, end of period                                        $       7,510         $    12,213
                                                                                  =============         ===========

       (The accompanying notes are an integral part of these consolidated financial statements.)

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

    In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at June 30, 1999, its results of operations for the three and six months ended June 30, 1998 and 1999, and its cash flows for the six months ended June 30, 1998 and 1999. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 17, 1999 and the Company's Current Report on Form 8-K filed with the Commission on March 2, 1999. The results of operations for the three and six month periods ended June 30, 1998 and 1999 may not be indicative of the results for the full year.

    Certain prior period amounts have been reclassified to make their presentation consistent with the current year.

2.  PRO FORMA NET INCOME

    The Company acquired Economic Research Services, Inc. in October 1998 in a transaction that was accounted for as a pooling-of-interests. This company was managed through its acquisition date as an independent S Corporation. Therefore, the pro forma data present the incremental provision for income taxes as if this entity had been subject to federal and state income taxes.

3. WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         1998                  1999
                                                                  ----------------       ---------------
Basic weighted average common shares                                        13,287                13,984
Weighted average options, warrants and other
     contingent consideration                                                  310                   660
                                                                  ----------------       ---------------
Diluted weighted average common shares                                      13,597                14,644
                                                                  ================       ===============

4.  BUSINESS COMBINATIONS

    During the first six months of 1999, the Company acquired six additional document management businesses, which were accounted for as purchases (the "Purchased Companies"). These acquisitions were Northern Minnesota Medical Records Services, Inc., PMI Imaging Systems, Inc., Quality Data Conversions, Inc., MSI Imaging Solutions, Inc., Information Management Services, Inc., and Managed Care Professionals, Inc. The aggregate consideration paid for the Purchased Companies consisted of $24.0 million in cash and 57,815 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):


         Consideration Paid                               $    25,438
         Estimated Fair Value of Tangible Assets               10,820
         Estimated Fair Value of Liabilities                    8,859
         Goodwill                                              23,477

    The weighted average fair market values of the shares of Common Stock used in calculating the consideration paid was $24.70, which represents a 20% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

    The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain acquisitions are subject to additional consideration based upon the achievement of specified earning targets over one to three year periods. Based upon the evaluation of cumulative earnings through June 30, 1999 against the specified earnings targets, the Company has accrued aggregate contingent consideration of approximately $15.0 million. The periods applicable for the earnout targets have not been completed, and the amounts paid at the conclusion are likely to be different from amounts presently accrued.

    All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with certain acquisitions is not deductible for income tax purposes.

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

    (ii) Commercial Services. This group offers electronic imaging, micrographics services, data capture, document and media to media conversion, database management, direct mail and fulfillment services, statement processing, and full service commercial printing, as well as integrated solutions to customers in a wide range of industries, including financial services, retail, insurance and government entities.

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

    The Company measures segment profit as earnings before taxes. Information on segments follows (in thousands):


                                                     THREE MONTHS ENDED
                                                       JUNE 30, 1999
                                      ----------------------------------------------------
                                      Healthcare   Commercial    Legal
                                       Services     Services   Services (1)   Consolidated
                                      ----------   ----------  ------------   ------------
     Revenue                              26,804       32,586        22,197         81,587
     Earnings before taxes                 3,427        3,122         3,012          9,561


                                                    THREE MONTHS ENDED
                                                       JUNE 30, 1998
                                      ----------------------------------------------------
                                      Healthcare   Commercial    Legal
                                       Services     Services   Services (1)   Consolidated
                                      ----------   ----------  ------------   ------------
     Revenue                              21,541       18,628        20,886         61,055
     Earnings before taxes                 2,654        2,668         2,143          7,465



                                                      SIX MONTHS ENDED
                                                       JUNE 30, 1999
                                      ----------------------------------------------------
                                      Healthcare   Commercial    Legal
                                       Services     Services   Services (1)   Consolidated
                                      ----------   ----------  ------------   ------------
     Revenue                              52,662       57,703        42,834        153,199
     Earnings before taxes                 7,019        6,262         5,069         18,350



                                                      SIX MONTHS ENDED
                                                       JUNE 30, 1998
                                      ----------------------------------------------------
                                      Healthcare   Commercial    Legal
                                       Services     Services   Services (1)   Consolidated
                                      ----------   ----------  ------------   ------------
     Revenue                              41,211       36,423        39,924        117,558
     Earnings before taxes                 4,683        4,415         4,854         13,952

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

    Commercial Services: includes (i) electronic imaging services involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) micrographics services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture, document and media-to-media conversion and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) direct mail, which includes direct mail and fulfillment services to customers who need rapid, reliable and cost-effective methods for making large scale distributions of advertising, literature and other information; (v) full service commercial printing, including printing and related services such as electronic prepress services, full-color report production of annual reports, flyers and catalogs and statement processing; and (vi) integrated solutions, that deliver technical services with a focus on document imaging, work flow, COLD and document information management systems.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    REVENUE

    Revenue increased 33.6% from $61.1 million for the three months ended June 30, 1998 to $81.6 million for the three months ended June 30, 1999. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to June 30, 1998; and (ii) internal growth of 12.1% in revenue at the companies owned for longer than one year, based on the acquisition anniversary date. This internal growth was primarily attributable to an increase in government services revenue relating to the State of New York document imaging contract, an increase in the volumes of other imaging and microfilming contracts, and an increase in healthcare records release services revenue due to expansion into additional healthcare institutions throughout the markets the Company serves.

    GROSS PROFIT

    Gross profit increased 37.0% from $21.7 million for the three months ended June 30, 1998 to $29.7 million for the three months ended June 30, 1999, largely due to acquisitions completed subsequent to June 30, 1998. Gross profit as a percentage of revenue increased from 35.5% for the three months ended June 30, 1998 to 36.4% for the three months ended June 30, 1999, primarily due to higher profit margins associated with increased legal services consulting revenue, and higher volumes in image processing for workers' compensation claims and mortgage loan files. These higher margins were partially offset by a decline in automated litigation support margins due to a downward fluctuation in project revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 41.6% from $13.2 million, or 21.6% of revenue, for the three months ended June 30, 1998 to $18.6 million, or 22.9% of revenue, for the three months ended June 30, 1999. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to June 30, 1998; and (ii) increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 29.8% from $7.7 million, or 12.6% of revenue, for the three months ended June 30, 1998 to $10.0 million, or 12.3% of revenue, for the three months ended June 30, 1999, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND PRO FORMA NET INCOME

    Income before income taxes increased 28.1% from $7.5 million for the three months ended June 30, 1998 to $9.6 million for the three months ended June 30, 1999, and pro forma net income adjusted for the pro forma provision for taxes increased 28.1% from $4.5 million for the three months ended June 30, 1998 to $5.7 million for the three months ended June 30, 1999, largely attributable to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    REVENUE

    Revenue increased 30.3% from $117.6 million for the six months ended June 30, 1998 to $153.2 million for the six months ended June 30, 1999. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to June 30, 1998; and (ii) internal growth of 11.8% in revenue at the companies owned for longer than one year, based on the acquisition anniversary date. This internal growth was primarily attributable to an increase in government services revenue relating to the State of New York document imaging contract and an increase in healthcare records release services revenue due to expansion into additional healthcare institutions throughout the markets the Company serves.

    GROSS PROFIT

    Gross profit increased 34.2% from $41.2 million for the six months ended June 30, 1998 to $55.3 million for the six months ended June 30, 1999, largely due to acquisitions completed subsequent to June 30, 1998. Gross profit as a percentage of revenue increased from 35.1% for the six months ended June 30, 1998 to 36.1% for the six months ended June 30, 1999, primarily due to higher profit margins associated with increased legal services consulting revenue and higher volumes in image processing for workers' compensation claims and mortgage loan files. These higher margins were partially offset by a decline in automated litigation support margins due to a downward fluctuation in project revenue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 34.7% from $25.4 million, or 21.6% of revenue, for the six months ended June 30, 1998 to $34.2 million, or 22.3% of revenue, for the six months ended June 30, 1999. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to June 30, 1998; and (ii) increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 33.6% from $14.3 million, or 12.2% of revenue, for the six months ended June 30, 1998 to $19.2 million, or 12.5% of revenue, for the six months ended June 30, 1999, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND PRO FORMA NET INCOME

    Income before income taxes increased 31.5% from $14.0 million for the six months ended June 30, 1998 to $18.4 million for the six months ended June 30, 1999, and pro forma net income adjusted for the pro forma provision for taxes increased 31.5% from $8.4 million for the six months ended June 30, 1998 to $11.0 million for the six months ended June 30, 1999, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, the Company had $45.1 million of working capital and $12.2 million of cash. Cash flows provided by operating activities for the six months ended June 30, 1999 were $10.7 million. Net cash provided by operating activities approximated net income for the six months ended June 30, 1999. Net cash used in investing activities was $32.3 million, as the Company paid $22.1 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $19.3 million, primarily due to borrowings of $29.3 million on the Company's line of credit, net of principle payments on assumed debt of $12.5 million.

    During the six months ended June 30, 1998, net cash flows provided by operating activities were $6.0 million. Net cash used in investing activities was $24.6 million, as the Company paid $17.4 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $15.1 million.

    In February 1998, the Company entered into a new credit agreement (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries can borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100.0 million. The availability under the 1998 Credit Agreement as of June 30, 1999 was $43.2 million. The Company may need to seek additional financing through the public or private sale of equity or debt securities should it accelerate its acquisition strategy. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has an effective acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the "Acquisition Shelf"), of which 1,210,028 shares were available at June 30, 1999.

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

    The Company has approached the Year 2000 Issue in phases. A Year 2000 project director, together with a strong support organization revolving around technology committees organized by each business unit, has designed a Year 2000 work plan that is currently being implemented. The Year 2000 work plan includes:
(i) awareness of the Year 2000 issue; (ii) inventory of all Year 2000 items;
(iii) assessment and prioritization of all Year 2000 issues; (iv) renovation, including replacing, repairing, or retiring any Year 2000 related problems; (v) verification, including testing and certifying Year 2000 compliance; (vi) implementation; and (vii) contingency planning. The work plan includes assessing the Year 2000 compliance of customers and vendors and related interfaces. The Company is progressing favorably in its completion of the various tasks and target dates identified in the Year 2000 work plan. The Company believes it has identified and prioritized all major Year 2000 related items. The Company expects to complete all of the currently identified and planned Year 2000 tasks before the end of 1999. The Company estimates that the total costs of the Year 2000 project will be approximately $3.6 million to $3.9 million, of which about $2.6 million to $2.9 million represent purchases of hardware, off-the-shelf software and customized software and approximately $1.0 million represent internal salaries and external consultant fees. As of June 30, 1999, the Company had incurred approximately $2.3 million of Year 2000 costs. The costs are being funded through operating cash flow. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the uncertainty surrounding the Year 2000 readiness of third party vendors and customers, the Company is unable to determine a reasonable worst case scenario at this time. Although currently considered unlikely, failure of public utility companies to provide telephone and electrical services or the inability of the Company's customers to conduct their operations are some of the areas of concern.

    The development of general contingency plans is currently in process and are scheduled to be completed by the end of 1999. Contingency plans include risk management assessments, disaster recovery plans and staffing for necessary support personnel. The costs of the Year 2000 project and the date on which the Company plans to complete the Year 2000 project tasks are based on management's best estimates, which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. Additionally, the costs of the Year 2000 project are based on the companies owned as of June 30, 1999 and do not include the impact of any future acquisitions. The Year 2000 costs for any future acquisitions will be evaluated in the due diligence process. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, customers and other third parties could differ materially from the Company's current expectations, resulting in material financial risk.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 of Form 10-Q and by Item 305 of Regulation S-K do not require additional disclosure by the Company at this time.

PART II.      OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

    The following information relates to securities of the Company registered during the second quarter of 1999 that were initially not registered under the Securities Act of 1933, as amended (the "Securities Act"):

    On May 26, 1999, the Company filed a Registration Statement on Form S-3 registering 49% of the shares issued in the Economic Research Services, Inc., TCH Mailhouse, Inc. and G&W Enterprises, Inc., and Advanced Digital Graphics, Inc. acquisitions for resale by the holders thereof.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 12, 1999, the Company held its annual meeting of stockholders. The stockholders elected nine (9) directors. The shares voting on the director nominees were cast as follows:


                                                                    Number of Votes
                                                        ----------------------------------
        Nominee                            For          Against/Withheld       Abstentions      Broker Non-Votes
        -------                            ---          ----------------       -----------      ----------------
  G. Michael Bellenghi                  11,756,890           82,369                 -                   -
  Ed. H. Bowman, Jr.                    11,756,890           82,369                 -                   -
  Michael J. Bradley                    11,756,890           82,369                 -                   -
  David Lowenstein                      11,756,890           82,369                 -                   -
  Gregory R. Melanson                   11,756,890           82,369                 -                   -
  Donald F. Moorehead, Jr.              11,756,890           82,369                 -                   -
  Hon. Edward M. Rowell                 11,756,890           82,369                 -                   -
  Jonathan B. Shaw                      11,756,890           82,369                 -                   -
  Thomas C. Walker                      11,756,890           82,369                 -                   -

ITEM 5.       OTHER INFORMATION

RECENT DEVELOPMENTS

Acquisition Activity

    Since March 31, 1999, the Company has acquired the following document and information outsourcing solutions businesses: (i) Information Management Services, Inc., a statement processing business located in Arizona; (ii) Managed Care Professionals, Inc., a managed care payment compliance review business located in Missouri; (iii) American Economics Group, Inc., a litigation support business specializing in economic analysis located in Washington, D.C.; (iv) Data Entry and Informational Services, Inc., a data processing business headquartered in Colorado; (v) Rust Consulting, Inc., a claims process administration business located in Minnesota; (vi) Copy Right, Inc., a medical records release of information business headquartered in New Jersey; and (vii) Newport Beach Data Entry, LLC, a data processing business headquartered in Mexico and California.


Officers

    In August 1999, Joe A. Rose was promoted to Executive Vice President. He is responsible for Commercial Services and Legal Services.

    In August 1999, Phillip B. Guy resigned from his position as Senior Vice President - Legal Services.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

    This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, or entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its acquisition program, to retain management, to implement its focused business strategy to expand its document and information management services geographically, to retain or to attract customers from other businesses, to increase revenue by cross-selling services, to successfully defend itself in ongoing and future litigation, and the uncertainty surrounding the Year 2000 issue. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     10.50    Employment agreement between F.Y.I. Incorporated and Joe A. Rose

     27.1     Financial Data Schedule

     27.2     1998 Restated Financial Data Schedule

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                           F.Y.I. Incorporated

Date:  August 12, 1999                     By: /s/ Ed H. Bowman, Jr.
                                               --------------------------------
                                               Ed H. Bowman, Jr.
                                                  Chief Executive Officer and
                                                  President

Date:  August 12, 1999                     By: /s/ Timothy J. Barker
                                               --------------------------------
                                               Timothy J. Barker
                                               Senior Vice President and Chief
                                                  Financial Officer (Principal
                                                  Financial and Accounting
                                                  Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.50    Employment agreement between F.Y.I. Incorporated and Joe A. Rose

27.1     Financial Data Schedule

27.2     1998 Restated Financial Data Schedule