Form 10-Q
period 1999-09-30
FYI INC
filed 1999-11-12
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from _______ to _________

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

                                 Yes [X] No [ ]

As of October 29, 1999, 14,530,399 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX

PART I.         FINANCIAL INFORMATION

Item 1          Financial Statements

                Consolidated Balance Sheets - December 31, 1998 and September 30, 1999 (unaudited)

                Consolidated Statements of Operations - Three months and nine months ended September 30, 1998 and 1999
                (unaudited)

                Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1999 (unaudited)

                Notes to Consolidated Financial Statements - September 30, 1999

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

                SIGNATURES

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (SEE NOTE 1)

                                                                     DECEMBER 31,      SEPTEMBER 30,
                                                                        1998                1999
                                                                     ------------      -------------
                               ASSETS                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                          $    14,592        $     7,829
  Accounts receivable and notes receivable, less allowance of
    $4,705 and $9,295, respectively                                       51,683             75,372
  Notes receivable, shareholders - short term                                479                285
  Prepaid expenses and other current assets                                5,487             19,631
                                                                     -----------        -----------
          Total current assets                                            72,241            103,117

PROPERTY, PLANT AND EQUIPMENT, NET                                        29,372             44,393
GOODWILL AND OTHER INTANGIBLES                                            96,652            186,285
OTHER NONCURRENT ASSETS                                                    8,705              4,240
                                                                     -----------        -----------

          Total assets                                               $   206,970        $   338,035
                                                                     ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                           $    30,095        $    58,851
  Current maturities of long-term obligations                              1,258              1,439
  Income taxes payable                                                     2,881              3,471
  Current portion of deferred income taxes                                   214                214
                                                                     -----------        -----------
          Total current liabilities                                       34,448             63,975

LONG-TERM OBLIGATIONS, net of current maturities                          31,498             96,494
DEFERRED INCOME TAXES, net of current portion                              1,479              1,784
OTHER LONG-TERM OBLIGATIONS                                                  810              8,287
                                                                     -----------        -----------

          Total liabilities                                               68,235            170,540
                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
    0 shares issued and outstanding                                            -                  -
  Common stock, $.01 par value, 26,000,000 shares authorized,
    14,046,725 and 14,519,369 shares issued and outstanding at
    December 31, 1998 and September 30, 1999, respectively                   140                145
  Additional paid-in-capital                                             107,912            119,281
  Retained earnings                                                       31,184             48,570
                                                                     -----------        -----------
                                                                         139,236            167,996
  Less - Treasury stock, $.01 par value, 36,670 shares
    at December 31, 1998 and September 30, 1999, respectively               (501)              (501)
                                                                     -----------        -----------
  Other comprehensive income                                                   -                  -
  Total stockholders' equity                                             138,735            167,495
                                                                     -----------        -----------
              Total liabilities and stockholders' equity             $   206,970        $   338,035
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

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (SEE NOTE 1)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -------------------------    -------------------------
                                                      1998          1999            1998          1999
                                                   -----------   -----------    -----------   -----------
                                                           (UNAUDITED)                 (UNAUDITED)
REVENUE                                            $    63,264   $    96,940    $   180,822   $   250,139

COST OF SERVICES                                        38,582        60,270        112,298       154,375
DEPRECIATION                                             1,478         2,349          4,104         6,136
                                                   -----------   -----------    -----------   -----------
          Gross profit                                  23,204        34,321         64,420        89,628
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                              14,055        21,045         39,435        55,244
AMORTIZATION                                               828         1,286          2,323         3,233
                                                   -----------   -----------    -----------   -----------
          Operating income                               8,321        11,990         22,662        31,151
OTHER (INCOME) EXPENSE:
    Interest expense                                       423         1,421            986         2,678
    Interest income                                        132            58            306           504
                                                   -----------   -----------    -----------   -----------
    Other (income) expense, net                            291         1,363            680         2,174

          Income before income taxes                     8,030        10,627         21,982        28,977
PROVISION FOR INCOME TAXES                               2,783         4,251          7,772        11,591
                                                   -----------   -----------    -----------   -----------
NET INCOME                                               5,247         6,376         14,210        17,386
                                                   ===========   ===========    ===========   ===========

PRO FORMA DATA:
    Historical net income                                5,247         6,376         14,210        17,386
    Pro forma provision for income taxes                   429             -          1,019             -
                                                   -----------   -----------    -----------   -----------
PRO FORMA NET INCOME                               $     4,818   $     6,376    $    13,191   $    17,386
                                                   ===========   ===========    ===========   ===========

NET INCOME PER COMMON SHARE
    BASIC                                                 0.39          0.45           1.06          1.23
    DILUTED                                               0.38          0.42           1.04          1.17

PRO FORMA NET INCOME
    PER COMMON SHARE
        BASIC                                             0.36          0.45           0.99          1.23
        DILUTED                                           0.35          0.42           0.96          1.17

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING
    BASIC                                               13,505        14,277         13,360        14,081
    DILUTED                                             13,881        15,190         13,692        14,826

                          The accompanying notes are an
           integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                       -------------------------------
                                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                                             1998             1999
                                                                       -------------     -------------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $    14,210       $    17,386
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation and amortization                                      6,427             9,369
           Change in operating assets and liabilities:
                Accounts receivable                                         (10,197)           (5,563)
                Prepaid expenses and other assets                            (5,947)           (7,758)
                Accounts payable and other current liabilities                7,787            (2,436)
                                                                        -----------       -----------
                      Net cash provided by operating activities              12,280            10,998

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                               (9,790)          (15,308)
    Distribution from partnership                                                 -                 -
    Cash paid for acquisitions, net of cash received                        (19,276)          (62,684)
                                                                        -----------       -----------
                      Net cash used in investing activities                 (29,066)          (77,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of underwriting
       discounts and other costs                                                979             3,619
    Distribution to shareholders of pooled companies                         (1,810)                -
    Proceeds from long-term obligations                                      25,500            72,750
    Principal payments on long-term obligations                              (7,730)          (16,138)
                                                                        -----------       -----------
                    Net cash provided by financing activities                16,939            60,231

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         153            (6,763)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               10,982            14,592
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    11,135       $     7,829
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

In the opinion of F.Y.I.'s management, the accompanying consolidated financial statements include the accounts of the Company and all adjustments necessary to present fairly the Company's financial position at September 30, 1999, its results of operations for the three months and nine months ended September 30, 1998 and 1999, and its cash flows for the nine months ended September 30, 1998 and 1999. All significant intercompany transactions have been eliminated. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto in F.Y.I.'s Annual Report on Form 10-K filed with the Commission on March 17, 1999, and the Company's Current Reports on Form 8-K filed with the Commission on March 2, 1999, and August 20, 1999. The results of operations for the interim periods ended September 30, 1999 and 1998 may not be indicative of the results for the full year.

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

3.   WEIGHTED AVERAGE SHARES OUTSTANDING

Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                          1998             1999
                                                          ----             ----
Basic weighted average common shares                     13,360            14,081
Weighted average options and warrants and other
     contingent consideration                               332               745
Diluted weighted average common shares                   13,692            14,826

4.   BUSINESS COMBINATIONS

During the first nine months of 1999, the Company acquired twelve additional document management businesses that were accounted for as purchases (the "Purchased Companies"). These acquisitions were Northern Minnesota Medical Records Services, Inc., PMI Imaging Systems, Inc., Quality Data Conversions, Inc., MSI Imaging Solutions, Inc., Information Management Services, Inc., Managed Care Professionals, Inc., American Economics Group, Inc., Data Entry and Informational Services, Inc., Rust Consulting, Inc., Newport Beach Data Entry, Inc., Copy Right, Inc. and Exigent Computer Group, Inc. The aggregate consideration paid for the Purchased Companies consisted of $66.8 million in cash and 255,626 shares of Common Stock. The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid                                       $73,218
Estimated Fair Value of Tangible Assets                   35,276
Estimated Fair Value of Liabilities                       30,131
Goodwill                                                  68,073

The weighted average fair market value of the shares of Common Stock used in calculating the consideration paid was $25.28, which represents a 20% discount from the average trading price of the Common Stock based on the length and type of restrictions in the purchase agreements.

The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain acquisitions are subject to adjustments in their overall consideration based upon performance against specified earning targets over one to three year periods. Based upon the evaluation of cumulative earnings through September 30, 1999, against the specified earnings targets, the Company has accrued aggregate contingent consideration of approximately $18.2 million. The periods applicable for the earnout targets have not been completed, and the amounts paid at the conclusion are likely to be different from amounts presently accrued.

Pro forma financial information after giving effect to the above acquisitions are summarized below:

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                            1998             1999
                                                            ----             ----
Revenue                                                   $240,210         $291,793
Income before income taxes                                  28,624           37,506
Net income                                                $ 17,176         $ 22,503
Pro forma net income per common share                         1.23             1.50
Diluted weighted average common shares outstanding          13,948           14,955


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

(i) HEALTHCARE SERVICES. Healthcare services include: (i) processing a request for release of a patient's medical records; (ii) archival records storage and management; (iii) document and data conversion; (iv) archiving and imaging services to hospital radiology departments; (v) providing attending physician statements for life and health insurance underwriting; and (vi) image processing services for government entities.

(ii) COMMERCIAL SERVICES. This group offers electronic imaging, micrographics services, data capture, document and media to media conversion, database management, claims processing services, direct mail and fulfillment services, statement processing, and full service commercial printing, as well as integrated solutions to customers in a wide range of industries, including financial services, retail, insurance and government entities.

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

The Company measures segment profit as earnings before taxes. Information on segments follows (in thousands):

                                                        THREE MONTHS ENDED SEPTEMBER 30, 1999

                                  HEALTHCARE               COMMERCIAL            LEGAL
                                   SERVICES                 SERVICES          SERVICES (1)          CONSOLIDATED
                                   --------                 --------          ------------          ------------
Revenue                              $26,403                 $49,802              $20,735                $96,940
Earnings before taxes                  2,109                   6,394                2,124                 10,627


                                                        THREE MONTHS ENDED SEPTEMBER 30, 1998

                                  HEALTHCARE               COMMERCIAL            LEGAL
                                   SERVICES                 SERVICES          SERVICES (1)          CONSOLIDATED
                                   --------                 --------          ------------          ------------

Revenue                              $23,219                  $18,493              $21,552               $63,264
Earnings before taxes                  2,403                    2,867                2,760                 8,030


                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  HEALTHCARE               COMMERCIAL            LEGAL
                                   SERVICES                 SERVICES          SERVICES (1)          CONSOLIDATED
                                   --------                 --------          ------------          ------------

Revenue                              $79,191                 $107,435              $63,513              $250,139
Earnings before taxes                  8,986                   12,841                7,150                28,977


                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  HEALTHCARE               COMMERCIAL            LEGAL
                                   SERVICES                 SERVICES          SERVICES (1)          CONSOLIDATED
                                   --------                 --------          ------------          ------------
Revenue                              $63,975                  $55,490              $61,357              $180,822
Earnings before taxes                  5,925                    7,592                8,465                21,982


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

INTRODUCTION

The Company's revenue is segregated into the following segments: (i) Healthcare Services; (ii) Commercial Services; and (iii) Legal Services, which include Investor Services, an emerging business initiative. Services provided to customers are described by segment as follows:

HEALTHCARE SERVICES include: (i) processing a request for release of a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institution's medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) image processing for government entities; (vi) medical staffing services; and (vii) providing attending physicians' statements for life and health insurance underwriting.

COMMERCIAL SERVICES include: (i) electronic imaging services involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) micrographics services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture, document and media-to-media conversion and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) direct mail, which includes direct mail and fulfillment services to customers who need rapid, reliable and cost-effective methods for making large scale distributions of advertising, literature and other information; (v) full service commercial printing, including printing and related services such as electronic prepress services, full-color report production of annual reports, flyers and catalogs and statement processing; (vi) claims processing services; and (vii) integrated solutions, that deliver technical services with a focus on document imaging, work flow, COLD and document information management systems.

LEGAL SERVICES include: (i) automated litigation support, including document conversion, computer indexing and automated document retrieval; (ii) consulting services such as discovery assistance, labor discrimination, forensic analysis and other trial support services; (iii) high-speed, multiple-set reproduction of documents; and (iv) records acquisition in the form of subpoena of business documents and service of process.

INVESTOR SERVICES include administration, record keeping and information processing services to: (i) general partners to service their investors in limited partnerships, REITs and master limited partnerships; (ii) corporations to provide turn-key outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete record keeping and administration services for additional brokerage and IRA accounts.

Cost of services consists primarily of compensation and benefits to employees providing goods and services to the Company's customers, occupancy costs, equipment costs and supplies. The Company's cost of services also includes the cost of products sold for micrographics, computer hardware and software, and business imaging supplies and equipment.

Selling, general and administrative expenses ("SG&A") consist primarily of: (i) compensation and related benefits to the sales and marketing, executive management, accounting, human resources and other administrative employees of the Company; (ii) other sales and marketing costs; (iii) communications costs;
(iv) insurance costs; and (v) legal and accounting professional fees and expenses.

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Revenue increased 53.2% from $63.3 million for the three months ended September 30, 1998 to $96.9 million for the three months ended September 30, 1999. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to September 30, 1998; and (ii) internal growth of 12.7% in revenue at the companies acquired prior to September 30, 1998. Internal revenue growth was driven primarily by increased activity in commercial services.

GROSS PROFIT

Gross profit increased 47.9% from $23.2 million for the three months ended September 30, 1998 to $34.3 million for the three months ended September 30, 1999, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue decreased from 36.7% for the three months ended September 30, 1998 to 35.4% for the three months ended September 30, 1999, primarily due to the lower margin mix of revenue associated with the acquisitions subsequent to September 30, 1998. Gross profit as a percentage of revenue for the quarter ended September 30, 1998, prior to restatement for a merger accounted for as a pooling-of-interests, was 35.4%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A increased 49.7% from $14.1 million, or 22.2% of revenue, for the three months ended September 30, 1998 to $21.0 million, or 21.7% of revenue, for the three months ended September 30, 1999. This increase in SG&A was a result of:
(i) SG&A incurred at companies acquired subsequent to September 30, 1998; and
(ii) increased corporate overhead required to manage the consolidated group.

OPERATING INCOME

Operating income increased 44.1% from $8.3 million, or 13.2% of revenue, for the three months ended September 30, 1998 to $12.0 million, or 12.4% of revenue, for the three months ended September 30, 1999, largely attributable to the factors discussed above.

INCOME BEFORE INCOME TAXES AND PRO FORMA NET INCOME

Income before income taxes increased 32.3% from $8.0 million for the three months ended September 30, 1998 to $10.6 million for the three months ended September 30, 1999, and pro forma net income adjusted for the pro forma provision for taxes increased 32.3% from $4.8 million for the three months ended September 30, 1998 to $6.4 million for the three months ended September 30, 1999, largely attributable to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Revenue increased 38.3% from $180.8 million for the nine months ended September 30, 1998 to $250.1 million for the nine months ended September 30, 1999. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to September 30, 1998; and (ii) internal growth of 12.1% in revenue at the companies owned for more than one year, based on the acquisition anniversary date. This internal growth was primarily attributable to an increase in government services revenue relating to the State of New York document imaging contract and an increase in healthcare records release services revenue due to expansion into additional healthcare institutions throughout the markets the Company serves.

GROSS PROFIT

Gross profit increased 39.1% from $64.4 million for the nine months ended September 30, 1998 to $89.6 million for the nine months ended September 30, 1999, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 35.6% for the nine months ended September 30, 1998 to 35.8% for the nine months ended September 30, 1999, primarily due to the higher margin mix of revenue associated with the acquisitions subsequent to September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A increased 40.1% from $39.4 million, or 21.8% of revenue, for the nine months ended September 30, 1998 to $55.2 million, or 22.1% of revenue, for the nine months ended September 30, 1999, primarily due to SG&A associated with the acquisitions subsequent to September 30, 1998. This increase in SG&A was a result of: (i) SG&A incurred at companies acquired subsequent to September 30, 1998; and (ii) increased corporate overhead required to manage the consolidated group.

OPERATING INCOME

Operating income increased 37.5% from $22.7 million, or 12.5% of revenue, for the nine months ended September 30, 1998, to $31.2 million, also 12.5% of revenue, for the nine months ended September 30, 1999.

INCOME BEFORE INCOME TAXES AND PRO FORMA NET INCOME

Income before income taxes increased 31.8% from $22.0 million for the nine months ended September 30, 1998, to $29.0 million for the nine months ended September 30, 1999, and pro forma net income adjusted for the pro forma provision for taxes increased 31.8% from $13.2 million for the nine months ended September 30, 1998, to $17.4 million for the nine months ended September 30, 1999, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $39.1 million of working capital and $7.8 million of cash. Cash flows provided by operating activities for the nine months ended September 30, 1999 were $11.0 million and were impacted primarily by increases in accounts receivable and other assets. Net cash used in investing activities was $78.0 million, as the Company paid $62.7 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $60.2 million, primarily due to borrowings on the Company's line of credit to fund the cash paid for acquisitions.

During the nine months ended September 30, 1998, cash flows provided by operating activities were $12.3 million. Net cash used in investing activities was $29.1 million, as the Company paid $19.3 million for acquisitions, net of cash acquired. Net cash used in financing activities was $16.9 million.

In February 1998, the Company entered into a credit agreement (the "1998 Credit Agreement") with Banque Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, the Company and its subsidiaries could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100.0 million. The 1998 Credit Agreement was further amended in August 1999 to increase the aggregate outstanding principal limit to the $125.0 million. The availability under the 1998 Credit Agreement as of September 30, 1999, was $24.7 million. In November, 1999, the Company further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150.0 million from $125.0 million and adding Sun Trust Banks, Inc., as an additional lender. Upon funding of this amendment, the Company will have availability under the Agreement of approximately $54 million. The Company may need to seek additional financing through the public or private sale of equity or debt securities should it accelerate its acquisition strategy. There can be no assurance that the Company could secure such financing if and when it is needed or on terms the Company deems acceptable. The Company has an effective acquisition shelf Registration Statement on Form S-4 (Registration No. 333-24015) registering 2,500,000 shares of Common Stock for issuance in its acquisition program (the
"Acquisition Shelf"), of which 1,012,217 shares were available at September
30, 1999.

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

The Company has approached the Year 2000 Issue in phases. A Year 2000 project director, together with a strong support organization revolving around technology committees organized by each business unit, has designed a Year 2000 work plan that is currently being implemented. The Year 2000 work plan includes:
(i) awareness of the Year 2000 issue; (ii) inventory of all Year 2000 items;
(iii) assessment and prioritization of all Year 2000 issues; (iv) renovation, including replacing, repairing, or retiring any Year 2000 related problems; (v) verification, including testing and certifying Year 2000 compliance; (vi) implementation; and (vii) contingency planning. The work plan includes assessing the Year 2000 compliance of customers and vendors and related interfaces. The Company is progressing favorably in its completion of the various tasks and target dates identified in the Year 2000 work plan. The Company believes it has identified and prioritized all major Year 2000 related items. The Company expects to complete all of the currently identified and planned Year 2000 tasks before the end of 1999. The Company estimates that the total costs of the Year 2000 project will be approximately $4.3 million to $4.6 million, of which about $3.3 million to $3.6 million represent purchases of hardware, off-the-shelf software and customized software and approximately $1.0 million represent internal salaries and external consultant fees. As of September 30, 1999, the Company had incurred approximately $4.0 million of Year 2000 costs. The costs are being funded through operating cash flow. Due to the general uncertainty inherent in the Year 2000 process, resulting in part from the uncertainty surrounding the Year 2000 readiness of third party vendors and customers, the Company is unable to determine a reasonable worst case scenario at this time. Although currently considered unlikely, failure of public utility companies to provide telephone and electrical services or the inability of the Company's customers to conduct their operations are some of the areas of concern.

The development of general contingency plans is currently in process and is scheduled to be completed by the end of 1999. Contingency plans include risk management assessments, disaster recovery plans and staffing for necessary support personnel. The costs of the Year 2000 project and the date on which the Company plans to complete the Year 2000 project tasks are based on management's best estimates, which were determined utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification factors and other factors. Additionally, the costs of the Year 2000 project are based on the companies owned as of September 30, 1999, and do not include the impact of any future acquisitions. The Year 2000 costs for any future acquisitions will be evaluated in the due diligence process. As a result, there can be no assurance that these forward looking estimates will be achieved, and the actual costs and compliance by vendors, customers and other third parties could differ materially from the Company's current expectations, resulting in material financial risk.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosures called for by Item 3 of Form 10-Q and by Item 305 of Regulation S-K do not require additional disclosure by the Company at this time.

PART II.      OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

RECENT DEVELOPMENTS

Since July 1, 1999, the Company has acquired the following document and information outsourcing solutions businesses: (i) American Economics Group, Inc., a litigation support business specializing in economic analysis located in Washington, D.C.; (ii) Data Entry and Informational Services, Inc., a data processing business headquartered in Colorado; (iii) Rust Consulting, Inc., a claims process administration business located in Minnesota; (iv) Copy Right, Inc., a medical records release of information business headquartered in New Jersey; and (v) Newport Beach Data Entry, LLC, a data processing business headquartered in Mexico and California.

In November 1999, the Company further amended its 1998 Credit Agreement, increasing the aggregate principal limit to $150.0 million from $125.0 million and adding Sun Trust Banks, Inc., as an additional lender.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of the Company's stock price, development by competitors of new or superior products or services, entry into the market of new competitors, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue its acquisition program, to attract and retain management, to implement its focused business strategy to expand its document and information management services geographically, to attract or retain customers from other businesses, to increase revenue by cross-selling services, and to successfully defend itself against ongoing and future litigation, and the uncertainty surrounding the Year 2000 issue. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       4.3    Warrant issued to Joe A. Rose, dated May 19, 1999
       4.4    Warrant issued to Ronald Zazworsky, dated May 19, 1999
       4.5    Warrant issued to Timothy J. Barker, dated May 19, 1999
       4.6    Warrant issued to Margot T. Lebenberg, dated May 19, 1999
       4.7    Warrant issued to Gary Patton, dated May 19, 1999
       4.8    Warrant issued to David Lowenstein, dated May 19, 1999
       4.9    Warrant issued to Thomas C. Walker, dated May 19, 1999
      4.10    Warrant issued to Ed H. Bowman, Jr., dated May 19, 1999
      4.11    Special Warrant issued to Joe A. Rose, dated May 19, 1999
      4.12    Special Warrant issued to Timothy J. Barker, dated May 19, 1999
     10.52    Employment Agreement between F.Y.I. Incorporated and Timothy J.
              Barker
     10.53 Fourth Amendment, dated as of November 10, 1999, to the Amended and Restated Credit Agreement by and among F.Y.I. Incorporated, Paribas, Nations Bank, N.A. d/b/a Bank of America National Association, and Bank One, Texas, N.A. and the Lenders named therein.
      27.1    Financial Data Schedule
      27.2    1998 Restated Financial Data Schedule


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Commission on August 20, 1999, reporting under Item 5 thereto, the amendment to the Company's 1998 Credit Agreement increasing the aggregate outstanding principal limit to $125.0 million from $100.0 million and adding Wells Fargo Bank (Texas), National Association, as an additional lender.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                      F.Y.I. Incorporated

Date:   November 12, 1999             By:  /s/ Ed H. Bowman, Jr.
                                           ------------------------------------
                                              Ed H. Bowman, Jr.
                                              President and
                                              Chief Executive Officer

Date:    November 12, 1999            By: /s/ Timothy J. Barker
                                          -------------------------------------
                                              Timothy J. Barker
                                              Senior Vice President and Chief
                                              Financial Officer (Principal
                                              Accounting Officer)

                                    EXHIBITS


  4.3          Warrant issued to Joe A. Rose, dated May 19, 1999
  4.4          Warrant issued to Ronald Zazworsky, dated May 19, 1999
  4.5          Warrant issued to Timothy J. Barker, dated May 19, 1999
  4.6          Warrant issued to Margot T. Lebenberg, dated May 19, 1999
  4.7          Warrant issued to Gary Patton, dated May 19, 1999
  4.8          Warrant issued to David Lowenstein, dated May 19, 1999
  4.9          Warrant issued to Thomas C. Walker, dated May 19, 1999
 4.10          Warrant issued to Ed H. Bowman, Jr., dated May 19, 1999
 4.11          Special Warrant issued to Joe A. Rose, dated May 19, 1999
 4.12          Special Warrant issued to Timothy J. Barker, dated May 19, 1999
10.52          Employment Agreement between F.Y.I. Incorporated and Timothy J.
               Barker
10.53 Fourth Amendment, dated November 10, 1999, to the Amended and Restated Credit Agreement by and among F.Y.I. Incorporated, Paribas, Nations Bank, N.A. d/b/a Bank of America National Association, and Bank One, Texas, N.A. and the Lenders named therein.
 27.1          Financial Data Schedule
 27.2          1998 Restated Financial Data Schedule