Form 10-K405
period 1999-12-31
FYI INC
filed 2000-03-23
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K

(MARK ONE)
   /X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-27444
                              ---------------------
                               F.Y.I. INCORPORATED
             (Exact name of Registrant as specified in its charter)

--------------------------------------------------------------------------------
                   DELAWARE                                75-2560895
--------------------------------------------------------------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
--------------------------------------------------------------------------------
        incorporation or organization)                Identification No.)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 3232 MCKINNEY AVE., SUITE 900, DALLAS, TEXAS                 75204
--------------------------------------------------------------------------------
   (Address of principal executive offices)                 (zip code)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                               (214) 953-7555
                        Registrant's telephone number,
                             including area code)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                NAME OF EACH EXCHANGE
--------------------------------------------------------------------------------
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
--------------------------------------------------------------------------------
               None                                     None
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)
                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 18, 2000 was $438,439,593, based on the last sale price of $31.63 of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on February 18, 2000.

     As of February 18, 2000, 14,589,769 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 1999 are incorporated by reference into Part III of this Form 10-K.

                               F.Y.I. INCORPORATED

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
                                     PART I

Item 1.    Business..........................................................   1
Item 2.    Properties........................................................  12
Item 3.    Legal Proceedings.................................................  12
Item 4.    Submission of Matters to a Vote of Security Holders...............  12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................  13

Item 6.    Selected Financial Data...........................................  13

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  15

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........  21

Item 8.    Financial Statements and Supplementary Data.......................  21

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  40

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................  41

Item 11.   Executive Compensation............................................  41

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management........................................................  41

Item 13.   Certain Relationships and Related Transactions....................  41

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  42

                                     PART I

         This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of our stock price, development by competitors of new or superior products or services, the entry into the market by new competitors, the sufficiency of our working capital and our ability to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue our acquisition program, to retain management, to implement our focused business strategy to expand our document and information management services geographically, to attract and retain customers, to increase revenue by cross-selling services and to successfully defend our company in ongoing and future litigation. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. BUSINESS

GENERAL

         We are a market leader in document and information outsourcing solutions. We offer customers in information-intensive industries - such as healthcare, law, banking, insurance, retailing, high tech, manufacturing and government - the solutions to manage their document and information needs, enabling these organizations to concentrate on their core competencies.

         As a national, single-source provider, we operate approximately 120 facilities nationwide with approximately 10,500 employees providing services in 43 states, Washington, D.C., Puerto Rico, Mexico and the Caribbean.

         We serve a diverse and high-profile client base, delivering the resources of a strong national company through relationships, on which clients have come to rely. Since multiple document and information management functions can be outsourced to us, companies no longer have to deal with a multitude of vendors. As a full-service alternative, our clients can rely on us to be a single point of accountability.

         An estimated four trillion documents are generated annually in the United States. A significant portion of the processing, management and storage of these documents is outsourced to small service companies. Further, we believe that the document and information outsourcing solutions market is growing due to several factors, including: (i) government regulations that require lengthy document retention periods and rapid accessibility for many types of records;
(ii) increased customer expectations of low cost access to records on short notice and, in many instances, at disparate locations; (iii) the increasing litigiousness of society, necessitating access to relevant documents and records for extended periods; and (iv) continuing advancements in computer, networking, facsimile, printing and other technologies which have greatly facilitated the production and wide distribution of documents.

         Our target clients generate large volumes of documents and information that require specialized processing, distribution, storage and retrieval of these documents and the information they contain. We believe that these clients will continue to increase their outsourcing of document and information management needs in order to maintain their focus on core operating competencies and revenue generating activities; reduce fixed costs, including labor and equipment costs; and gain access to new technologies without incurring the expense and risk of near-term obsolescence of technologies.

         The document and information outsourcing solutions business continues to be fragmented. We believe that many small document management and information services businesses: (i) have insufficient capital for expansion; (ii) cannot keep abreast of rapidly changing technologies; (iii) lack effective marketing programs; and (iv) are unable to meet the needs of large, geographically dispersed clients. In addition, there are a limited number of options for owners of these businesses to obtain liquidity by selling their businesses. As a result, we believe that many owners of these businesses will continue to be receptive to our acquisition program which will selectively focus on specific companies that we believe will add significant synergies to our existing operating base.

BUSINESS STRATEGY

         Our goal is to become the leading national, single source provider of document and information outsourcing solutions to information and document intensive industries, including: healthcare, law, banking, insurance, retailing, high tech, manufacturing and government. In order to achieve this goal, we have implemented the following focused business strategy which we believe will attract and retain clients:

         ECONOMIES AND EFFICIENCIES. We intend to deliver better services, cheaper and faster than our competitors.

         SCOPE AND SCALE. We plan to continue to establish a full range of document management operations to meet the diverse needs of targeted metropolitan areas by implementing a "fill-in-the-grid" strategy through expansion of existing businesses and selected acquisitions. We intend to continue to handle large volume projects.

         FLEXIBLE SERVICE DELIVERY. We intend to continue to provide systems integration, outsourced service bureaus, on-site facility management and dedicated operations.

         INFORMATION AND TECHNOLOGY LIFECYCLES. We intend to continue to be involved during the stages of the information lifecycle from data capture, conversion and storage to analysis and output processing. In addition, we expect to continue to be involved in the technology lifecycles from analog and electronic to web-based technology.

         CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. We intend to capitalize on cross-selling opportunities in two primary ways. First, we intend to continue to sell our existing clients additional document and information solutions provided by our other businesses. Second, we intend to use our knowledge with respect to specific industry segments to sell such services to new clients. We provide services along the information lifecycle from data capture, conversion, storage to analysis and output processing, such as print and mail.

         ACHIEVE COST SAVINGS THROUGH CONSOLIDATION AND ECONOMIES OF SCALE. We believe that we will continue to achieve significant savings by combining a number of general and administrative functions at the corporate level, such as accounting, tax, human resources and legal, by reducing or eliminating redundant functions and facilities, and by implementing corporate purchasing programs. For example, we have implemented an insurance plan, employee benefits programs and purchasing plans for certain items, such as paper, microfilm, storage racks, long distance services, computer equipment and overnight delivery for us and our subsidiaries, on a combined basis. To the extent that we are able to expand through the acquisition of additional document and information management businesses, we believe that these cost savings will continue to improve.

         INTERNET. We intend to continue to utilize web-based technologies. Our plans include business-to-business e-commerce enabler products to provide critical back office functions to traditional bricks and mortar companies and new e-commerce entities. Our e-business strategy revolves around five areas; (i) order entry and status; (ii) transfer of data; (iii) web conversion services;
(iv) web storage and retrieval; and (v) implementation of web-based solutions.

         OPERATE WITH STRATEGIC BUSINESS UNITS AND LOCAL MANAGEMENT. We believe that the experienced local management teams of our operating companies have a valuable understanding of their respective markets and businesses and can capitalize on their existing client relationships. Accordingly, we are operating and expect to continue to operate with strategic business units and local management. Subject to certain corporate approval and oversight guidelines, local management will remain empowered to make most of the day-to-day operating decisions at each location and will be primarily responsible for the profitability and growth of that location. Although we intend to have local management operate with a high degree of autonomy, we believe that regular communication between the individual businesses and our executive management team or business unit leader is integral to realizing the benefits afforded by the consolidation of these businesses into a single company. We are organized around strategic business units focused on providing common services to common customer bases and achieving synergies and cross-selling opportunities. Because it is important to maintain a balance between professional leadership and creative entrepreneurial business, during the past few years we have hired or promoted experienced executives to manage the business units. Recently, we created the position of Chief Operating Officer to oversee and professionally manage the business unit leaders that manage our operating companies.

ACQUISITION STRATEGY

         We have transitioned to an operating company with a strategic acquisition focus. Since our inception, we have acquired 63 companies. We believe that there are significant opportunities to continue to add the capabilities and resources of selected additional document and information outsourcing solutions businesses with the intent of providing customers with a single source document and information outsourcing solution. Accordingly, we are screening companies in conjunction with our operating management team to acquire those candidates that meet certain strategic requirements. These criteria include geographic need, additional technology, added management strength, industry expertise, service expansion to broaden service offerings and the expansion of our customer base.

         We believe that we will continue to be a successful acquirer of other document and information outsourcing solutions companies due to our strategy of retaining selected owners and management of acquired companies, our access to growth capital and our ability to offer sellers cash for their business as well as an ongoing equity stake in our company. Nevertheless, there are numerous risks associated with our acquisition program. See "Risk Factors."

SERVICES OFFERED

         We provide a wide variety of document and information outsourcing solutions and draw upon our available services to develop solutions for our clients based on their specific needs. The current document and information outsourcing solutions that we provide are generally divided into the following strategic business units: F.Y.I. HealthSERVE; F.Y.I. Legal; F.Y.I. Image; and F.Y.I. Direct.

         F.Y.I. HEALTHSERVE. Our services include medical records release services or processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital.

         Additional services include archival records storage and management, document and data conversion, archiving and imaging services to hospital radiology departments, temporary staffing services for hospital information management departments, and managed care payment compliance reviews.

         We also provide services for retrieval of attending physician statements (APS) for life and health insurance underwriting, which includes the capability of receiving Internet requests. Additionally, services are offered to state governments to generate digital images of medical record information and facilitate image processing for several state agencies.

         Our record management services consist primarily of active or open shelf storage. Active or open shelf storage services involve the storage, processing (i.e., indexing and formatting), retrieval, delivery and return to storage of documents on a rapid time frame. Many of these services are provided electronically. Representative uses for open shelf storage include active files. In many instances, open shelf storage is offered as an outsourced file room service, where documents are requested and retrieved frequently and, often, transmitted via facsimile or electronically due to the urgency of the request. Service fees generally include a monthly fee based on activity levels and volumes stored, with extra billing for specialized requests. To a smaller extent, we store inactive documents.

         F.Y.I. LEGAL. We supply a broad range of services to the legal industry. Litigation often involves the production and management of thousands of pages of documents, extracted in their original working form from the offices and files of litigating parties and their experts, advisors and legal counsel. Legal services include managing the logistics of high volume document production, microfilming and/or electronic imaging, document coding, computer indexing, automated document retrieval and high speed, multiple-set reproduction of documents, as well as high level consulting services ranging from labor discrimination, mortgage discrimination and forensic analysis to trial support for law firms, corporations, and utility companies.

         Additional legal services include subpoena of business documents and service of process, deposition reporting services, discovery assistance, and other trial support services to law firms, corporations and regulated entities. These clients typically look to legal services companies to supplement their internal operations and capabilities on an as-needed, job-by-job basis.

         Also included in F.Y.I. Legal is employee and investor services which provides administration, record-keeping and information processing services. We maintain detailed employee and/or investor records on behalf of
(i) general partners to service their investors in limited partnerships, REITs and master limited partnerships; (ii) corporations to provide turnkey outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete record-keeping and administrative services for additional brokerage and IRA accounts.

         F.Y.I. IMAGE. Our group offers comprehensive information solutions including electronic imaging, analog services, data capture and database management, claims processing, as well as integrated solutions to customers in a wide range of industries, including financial services, retail, insurance and government.

         Electronic Imaging Services involve the conversion of paper or microfilm documents into digitized information through optical scanners. Digitized information can be stored as an image or converted to code through optical character recognition (OCR) or digital imaging storage and retrieval technologies. Conversion to code provides additional processing capabilities, such as manipulation of data. In both cases, the digitized information can be stored on either a magnetic medium, such as a computer diskette, or on optical laser discs, such as compact discs. Electronic imaging is generally used because of the storage media's high speed of retrieval, its multiple indexing and text search formatting capabilities and its ability to be used to distribute output to multiple locations. Additionally, images may be stored and accessed via internet-based repositories. Electronic imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the retrieval applications.

         Analog Services involve: (i) the conversion of paper documents into microfilm images; (ii) film processing; and (iii) computer-based indexing and formatting. Typically, customers select micrographic services as a cost-competitive technology to reduce the physical size of stored records, for their long-term (over 100 years) archival capabilities and as an intermediate step in certain imaging or reprographic applications. We also act as distributor of a wide range of microfilm and business imaging supplies.

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

        Claims Processing Services include the compiling of databases, mail campaigns and call centers. We identify and notify members of a class action lawsuit or other group, answer questions, track and record contact with class action or other group members, process claims and distribute settlement funds. This specialized service gives us the ability to extend relationships beyond legal settlements.

         Integrated solutions offer technical services with a specific focus on document imaging, work flow, COLD and document and information management systems using third party imaging systems.

         F.Y.I. DIRECT. This group provides (i) direct mail and fulfillment services; (ii) printing services; and (iii) statement processing.

         Direct Mail and Fulfillment Services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of items such as corporate advertising, political campaign literature, consumer notices and annual reports for its customers. The direct mail service also includes the ability to deliver efficient postal routing to fulfill consumer requests for specific information. In addition, we have the ability to send blast e-mail services, including high level graphics and sound to supplement our existing services.

         Full Service Commercial Printing involves a broad range of printing and related services including complete electronic prepress services, such as large format image setting, full-color annual report production, flyers and catalogs.

         Statement Processing Services involve sending out millions of bills or statements each month. We are currently offering electronic bill presentation and payment services that allow our customers to send out invoices using either traditional mail or e-mail based delivery that allows their customers the option to pay the bill immediately on-line.

         Material Contracts. We have been awarded several contracts by government agencies in the state of New York to provide document imaging services to various state agencies.

SALES AND MARKETING

         We have a broad customer base. Only one of our clients accounted for more than 3.0% (but less than 5%) of revenue for the year ended December 31, 1999. Historically, our sales efforts have been implemented on a location-by-location basis and typically have been coordinated either through separate sales personnel or as part of the local management's responsibilities. Our existing local sales efforts are supplemented through local sales representatives who are in the process of regional and/or national sales training. We continue to strive to increase our client base by attracting clients away from small, single business operators as a result of our ability to offer a broader range of solutions for our clients' document management needs. In addition, we intend to continue to focus on increasing revenue from our existing clients by cross-selling our services and broadening our product offerings. We will continue to augment local sales and marketing efforts through the implementation of a national sales/account program. We intend to continue to focus on national sales and marketing efforts in 2000 and have created a large account management program or LAMP to focus on such opportunities.

COMPETITION

         The document and information outsourcing solutions businesses in which we compete and expect to compete are highly competitive. A significant source of competition is the in-house document handling capability of our target client base. There can be no assurance that these businesses will outsource more of their document management needs or that they will not bring in-house services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to continue to enter new geographic areas through internal growth and acquisition and expect to encounter significant competition from established competitors in each of such areas. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new customers and new companies and our results of operations may be adversely affected.

         We believe that the principal competitive factors in document and information outsourcing solutions services include accuracy, reliability and security of service, client segment specific knowledge and price. We compete primarily on the basis of quality of service and client segment specific knowledge as well as our ability to handle large volumes and projects, and believe that we compete favorably with respect to these factors.

EMPLOYEES

         As of December 31, 1999, we had approximately 8,000 full-time and 2,500 part-time employees. As of such date, we had approximately 185 employees represented by labor unions. We consider our relations with our employees to be good.

OUR EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each of our executive officers:


NAME                                AGE               POSITION
----                                ---               --------
Thomas C. Walker.....................67       Chairman of the Board and Chief
                                              Development Officer

Ed H. Bowman, Jr.....................53       President and Chief Executive Officer;
                                              Director

Timothy J. Barker....................37       Executive Vice President and Chief
                                              Financial Officer

Joe A. Rose..........................49       Executive Vice President, Chief
                                              Operating Officer and Director

David M. Byerley.....................38       Senior Vice President - Corporate
                                              Development

Margot T. Lebenberg..................32       Senior Vice President, General Counsel
                                              and Secretary

Ronald Zazworsky.....................55       Senior Vice President - HealthSERVE

         THOMAS C. WALKER has been our Chairman of the Board since our inception in September 1994 and has been our Chief Development Officer since November 1995. From September 1994 until November 1995, Mr. Walker held the position of our President and Chief Executive Officer. From August 1991 to December 1994, Mr. Walker was Vice President, Corporate Development, of Laidlaw Waste Systems, Inc., a subsidiary of Laidlaw, Inc., a waste management company, where he was responsible for its acquisition and divestiture program in the United States and Mexico. During his career, Mr. Walker has been responsible for the acquisition or divestiture of several hundred businesses over a 30-year period. Mr. Walker holds a B.S. in Industrial Engineering from Lafayette College.

     ED H. BOWMAN, JR. has been our President and Chief Executive Officer and a Director since November 1995. From May 1993 to June 1995, Mr. Bowman was Executive Vice President and Chief Operating Officer of the Health Systems Group of First Data Corporation, a financial services company. Mr. Bowman was responsible for the day-to-day operations of research and development, marketing and customer service. From 1983 to 1993, Mr. Bowman served in a number of executive positions with HBOC, including VP -- International, VP -- Marketing, Senior VP -- Customer Services, Group Senior VP -- Research and Development, and last serving as Executive Vice President and Chief Operating Officer with responsibility for domestic operations. Prior to joining HBOC, Mr. Bowman was with Andersen Consulting for 10 years, where he was elected a Partner. Mr. Bowman became a C.P.A. in 1973 and holds an M.S. from Georgia Institute of Technology and a B.B.A. from Georgia State University. Mr. Bowman is a board member of 711.Net, an Internet company, and he is an investor and former board member of several early-stage, high-technology companies.

     TIMOTHY J. BARKER has been an Executive Vice President since January 2000 and a Senior Vice President and Chief Financial Officer since November 1997. From November 1995 to November 1997, Mr. Barker held the positions of Chief Accounting Officer and Controller. Prior to joining us as a full-time consultant in June 1995, Mr. Barker was a manager with Arthur Andersen LLP, where he served in various capacities over a nine-year period. Mr. Barker served as Vice President of Financial Planning and Analysis for Sunbelt National Mortgage Corporation from June 1993 to October 1994. Mr. Barker holds a B.A. in Accounting from Texas Tech University and has been a C.P.A. since 1985.

     JOE A. ROSE has been a Director since March 2000 and our Chief Operating Officer since January 2000. From August 1999 through December 1999, Mr. Rose was an Executive Vice President. From June 1997 through August 1999, Joe was a Senior Vice President. From May 1995 through January 1997, Mr. Rose was President and CEO of FormMaker Software, Inc., a document technology company which merged with Image Sciences Corp. to form Docucorp International. From May 1993 through May 1995, Mr. Rose was Corporate Vice President of John H. Harland Company, a financial services company, and President and CEO of its subsidiary, Formation Technology, Inc. From July 1988 through May 1993, Mr. Rose served as Executive Vice President of National Data Corporation where he was responsible for the credit card and cash management divisions. Mr. Rose began his information services career at EDS in sales. Mr. Rose holds a B.A. from Texas Tech University.

     DAVID M. BYERLEY has been our Senior Vice President - Corporate Development since November 1998. From August 1996 until October 1998, Mr. Byerley was Executive Vice President of IKON's Business Information Services Division. From February 1995 until August 1996, Mr. Byerley was Senior Vice President of Product Development and Marketing with Dataplex Corporation, a wholly-owned subsidiary of Affiliated Computer Services. From August 1994 until February 1995, Mr. Byerley was employed by Eastman Kodak. Mr. Byerley holds a B.S. degree from Dickinson College, a M.S. degree from Temple University, and a J.D. from Temple University Law School.

     MARGOT T. LEBENBERG has been our Senior Vice President, General Counsel, and Secretary since October 1998. From May 1996 until October 1998, Ms. Lebenberg held the positions of Vice President, General Counsel, and Secretary. From 1992 until joining us, Ms. Lebenberg was an attorney with Morgan, Lewis & Bockius LLP in New York, where she practiced law in the business and finance group primarily in the areas of securities and mergers and acquisitions. Ms. Lebenberg holds a B.A. in Economics and History from the State University of New York at Binghamton and a J.D. from Fordham University School of Law.

     RONALD ZAZWORSKY has been our Senior Vice President - HealthSERVE since October 1997. From February 1994 until July 1997, Mr. Zazworsky was Senior Vice President at Medaphis Corporation. From April 1992 to February 1994, Mr. Zazworsky was President and CEO at Habersham Banking Solutions, Inc. Prior to 1992, Mr. Zazworsky was employed at HBO as Regional Vice President for eight years. Previously, Mr. Zazworsky held various sales, marketing and management positions at IBM. Mr. Zazworsky holds a B.A. from Gettysburg College and an M.B.A. from Emory University.

                                 RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE MAKING AN INVESTMENT DECISION. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HURT, THE PRICE OF OUR SECURITIES COULD DECLINE, WE MAY NOT BE ABLE TO REPAY OUR DEBT SECURITIES, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND INCORPORATED IN THIS REPORT BY REFERENCE, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

WE MAY NOT BE ABLE TO CONTINUE TO EFFECTIVELY INTEGRATE ALL OF OUR OPERATING COMPANIES

         Our growth and future financial performance depend on our ability to continue to integrate all of our operating companies. We may not achieve integration unless we effectively combine the operations of all our operating companies. A number of our operating companies offer different services, use different capabilities and technologies and target different geographic markets and client segments. These differences increase the risk in successfully completing the integration of our operating companies. We need to centralize certain functions to achieve cost savings and develop programs and processes that will promote cooperation and the sharing of opportunities and resources. Any difficulties we encounter in the integration process could adversely affect us; and we cannot assure you that our operating results will match or exceed the combined individual operating results achieved by our operating companies prior to their acquisition.

WE MAY NOT BE ABLE TO MANAGE OUR RAPID GROWTH

         We cannot be sure that our management group will effectively be able to oversee us and implement our operating or growth strategies. Further, to the extent that we are able to implement our acquisition strategy, our growth will continue to place significant demands on management and on our internal systems and controls. We cannot assure you that our management group will effectively be able to direct us through a continued period of significant growth. In addition, we cannot assure you that our current systems will be adequate for our future needs or that we will be successful in implementing new systems or converting existing systems. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients' needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively. We could also trigger contractual credits to clients. Failure to properly integrate acquired operations with vendors' systems could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition and results of operations could be materially and adversely affected.

WE NEED TO BE ABLE TO ACQUIRE COMPANIES SUCCESSFULLY

         An element of our growth strategy is the acquisition of additional companies that will complement our existing businesses. We cannot assure you that we will be able to identify or reach mutually agreeable terms with acquisition candidates and their owners, or that we will be able to profitably manage additional businesses or successfully integrate such additional businesses into us without substantial costs, delays or other problems. Acquisitions may involve a number of special risks including: (a) adverse short-term effects on our reported operating results; (b) diversion of management's attention; (c) dependence on retention, hiring and training of key personnel; (d) departure of key clients; (e) risks associated with unanticipated problems or legal liabilities; and (f) amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on our operations and financial performance. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may continue to be bid up to higher levels. In addition, we may find that there will be fewer suitable acquisition candidates at acceptable prices. In any event, we cannot assure you that businesses acquired in the future will achieve sales and profitability that justify the investment therein. Governmental and regulatory constraints could prevent acquisitions in the future. We cannot assure you that any acquisitions, if consummated, will be advantageous to us. Without additional acquisitions, we may not be able to grow at historical rates. If our acquisition strategy fails, our business, financial condition and results of operations could be materially and adversely affected.

WE NEED TO FINANCE OUR POTENTIAL GROWTH THROUGH ACQUISITIONS

         We currently intend to finance future acquisitions by using cash and our common stock for all or a portion of the consideration to be paid. In the event that our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to continue our acquisition program. If we do not have sufficient cash, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. Under our line of credit with Paribas, we and our subsidiaries could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $150.0 million for working capital, general corporate purposes and acquisitions, subject to certain restrictions in our line of credit. As of December 31, 1999, the availability under the line of credit was approximately $55.7 million. We cannot assure you, however, that funds available under our line of credit will be sufficient for our needs.

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

WE DEPEND ON CERTAIN CLIENT INDUSTRIES

         We derive our revenue primarily from document and information intensive industries. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological, the internet or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand would have a material adverse effect on our results of operations. The document and information management services industry is characterized by technological change, evolving client needs and emerging technical standards. Although we believe that we will be able to continue to offer services based on the newest technologies, we cannot assure you that we will be able to obtain any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a third party provider of document and information management services.

         Our success depends substantially upon retaining our significant clients. Generally, we may lose clients due to a merger or acquisition, business failure, contract expiration, conversion to a competitor or conversion to an in-house system. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future.

         We incur a high level of fixed costs related to our technology outsourcing and business process outsourcing clients. These fixed costs result from significant investments, including computer hardware platforms, computer software, facilities, and client service infrastructure. The loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability.

WE FACE INTENSE COMPETITION

         The document and information management services industry is highly competitive. We cannot guarantee that we will be able to compete successfully in the future. A significant source of competition is the in-house document handling capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house, services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to enter new geographic areas through internal growth and acquisitions and expect to encounter significant competition from established competitors in each new area. Many of our competitors have a greater international presence than us and offer a broader range of services in certain segments. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new clients and new companies, and our results of operations may be adversely affected. In addition, we may be forced to lower our pricing or if demand for our services decreases our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE SIGNIFICANT INVESTMENTS IN SOME CLIENT CONTRACTS WHICH EXPOSE US TO THE RISK OF THESE CLIENTS' FINANCIAL CONDITIONS

         We must make significant capital investments in order to attract and retain large outsourcing agreements. We sometimes must purchase assets such as computing equipment and software, assume financial obligations such as computer lease and software maintenance obligations or property leases, incur capital expenditures or incur expenses necessary to provide outsourcing services to a client. If any of these agreements were to terminate, we may not be able to realize a return on the assets and investments acquired or financial obligations assumed.

OUR ABILITY TO MEET CHANGES IN TECHNOLOGY COULD BE EXPENSIVE AND, IF WE DO NOT KEEP UP WITH THESE CHANGES, WE COULD LOSE EXISTING CLIENTS AND BE UNABLE TO ATTRACT CLIENTS

         The markets for our document and information technology services are subject to rapid technological changes and rapid changes in client requirements. To compete, we commit substantial resources to operating multiple hardware platforms, to customizing third-party software programs and to training client personnel and our personnel in the use of new technologies. Future hardware, software and other products may be able to manipulate large amounts of documents and information more cost effectively than existing products which we use. Information processing is shifting toward client-server and web-based systems, in which individual computers or groups of personal computers and mid-range systems replace older systems. This trend could adversely affect our business and financial results and result in us losing clients and being unable to attract clients. We have committed substantial resources to developing outsourcing solutions for these distributed computing environments. We cannot guarantee that we will be successful in customizing products and services that incorporate new technology on a timely basis. We also cannot guarantee that we will continue to be able to deliver the services and products demanded by the marketplace. Technology costs have also dropped significantly in recent years due in large part to hardware technology advances.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS TO DEFEND THE CLAIMS, CHANGE OUR SERVICES, CHANGE THE TRADEMARKS UNDER WHICH OUR SERVICES ARE PROVIDED, PURCHASE NEW LICENSES OR REDESIGN OUR USE OF CHALLENGED TECHNOLOGY

         We and other companies in our industry rely heavily on the use of intellectual property. We own registrations for and/or use certain trademarks in connection with the operations of our business. Should any third parties assert claims that our use of our trademarks infringe said third parties' trademark rights, we could incur substantial costs to defend these claims and, if any such third party claims are ultimately successful, we could be enjoined from further use of certain of our trademarks. We have received notice from one such third party that our registered trademark F.Y.I. INCORPORATED infringes certain of said third party's trademark rights. We do not believe that our business, financial condition and results of operations will be materially and adversely affected by this claim. However, the outcome cannot always be predicted and there is no assurance that this will be the case. We do not own the majority of the software that we use to run our business; instead we license this software from a number of vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any of our vendors' infringement claims are ultimately successful, our vendors could require us (i) to cease selling or using products or services that incorporate the challenged software or technology; (ii) to obtain a license or additional licenses from our vendors; or (iii) to redesign our products and services which rely on the challenged software or technology. We are not currently involved in any material intellectual property litigation, but could be in the future to protect our trade secrets, trademarks or know-how, or to defend ourselves or our clients against alleged infringement claims.

WE DEPEND ON OUR PERSONNEL

         Our operations are dependent on the continued efforts of our executive officers and on senior management of our operating companies. Also, we will likely depend on the senior management of businesses acquired in the future. If any of these people are unable or unwilling to continue in their present role, or if we are unable to attract and retain additional managers and skilled employees, our business could be adversely affected. We do not currently have key person life insurance covering any of our executive officers.

         Our success depends, to a significant extent, upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations will be materially and adversely affected. Competition for personnel is intense in the document and information services industry, and recruiting and training personnel require substantial resources. We must continue to grow internally by hiring and training technically-skilled people in order to perform services under our existing and future contracts. We have to pay an increasing amount to hire and retain a skilled workforce. Our business also experiences significant turnover of technically-skilled people.

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

WE MAY HAVE BUSINESS INTERRUPTIONS

         Certain of our operations are performed at a single location and are dependent on continuous computer, electrical, and telephone service. As a result, any disruption of our day-to-day operations could have a material adverse effect upon us. We cannot assure you that a fire, flood, earthquake, power loss, telephone service loss, problems caused by computer or technology issues or other event affecting one or more of our facilities would not disable these services. Any significant damage to any facility or other failure that causes significant interruptions in our operations may not be covered by insurance. Any uninsured or underinsured loss could have a material adverse effect on our business, financial condition or results of operations.

GOVERNMENT REGULATIONS MAY HINDER OUR ABILITY TO CHANGE PRICES

         In our medical records release of information business, there is state legislation from time to time aimed at fixing the price which can be charged for copying and distributing medical records information. Depending on the severity of such pricing legislation, there can be significant pressure on the profit margins associated with providing medical records release services. Today, some form of pricing legislation exists in many states in the United States.

OUR CONTRACTS CONTAIN TERMINATION PROVISIONS AND PRICING RISKS THAT CREATE UNCERTAIN REVENUE STREAMS AND COULD DECREASE OUR REVENUES AND PROFITABILITY

         Some of our contracts with clients permit termination in the event our performance is not consistent with service levels specified in those contracts. Some of our government and other clients can terminate their contracts for any reason or no reason. In addition, public sector contracts are subject to detailed regulatory requirements and public policies, as well as to funding priorities. Our clients' ability to terminate contracts creates an uncertain revenue stream. If clients are not satisfied with our level of performance, our reputation in the industry may suffer, which could also materially and adversely affect our business, financial condition, and results of operations. Some of our contracts contain pricing provisions that require the client to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Many of our document and information outsourcing contracts provide for credits for our clients if we fail to achieve specific contract standards. Some of our contracts contain re-pricing provisions which can result in reductions of our fees for performing our services. In these situations, we could incur significant unforeseen costs or financial penalties in performing the contract.

MANAGEMENT EXERCISES SUBSTANTIAL CONTROL OVER OUR AFFAIRS

         As of December 31, 1999, our directors and executive officers owned approximately 11.0% of the shares of our common stock. Our directors and executive officers exercise substantial control over our affairs. If these persons act together, they might be able to elect a sufficient number of directors to control our Board of Directors and to approve or disapprove any matter submitted to a vote of our stockholders.

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

OUR BOARD OF DIRECTORS MAY BE ABLE TO DELAY OR PREVENT TAKEOVERS

         Our Board of Directors is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise.

OTHER RISKS, UNKNOWN OR IMMATERIAL TODAY, MAY BECOME KNOWN OR MATERIAL IN THE FUTURE

         We have attempted to identify material risk factors currently affecting us. However, additional risks that we do not yet know of, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues or profitability.

ITEM 2. PROPERTIES

         As of December 31, 1999, we operated in excess of 120 document and information management service facilities in 24 states. Except for the two facilities we own, all of these facilities were leased and were principally used for operations and general administrative functions. See Note 8 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries for further information relating to these leases.

         As of December 31, 1999, we also operated on-site at over 690 client locations and from time to time at many other client locations for specific projects.

     In order to secure our obligations under our current line of credit with Paribas, we granted to Paribas and Bank of America Texas, N.A., as co-agents for our lenders, a lien on substantially all of our properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         We believe that our properties are generally well maintained, in good condition and adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available when required.

ITEM 3. LEGAL PROCEEDINGS

         We are, from time to time, a party to litigation. We believe that none of these actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 1999, no matters were submitted to a vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock trades on The Nasdaq Stock Market under the symbol "FYII." The following table sets forth, for our fiscal periods indicated, the range of high and low last reported sale prices for our common stock.


                                                              HIGH                      LOW
FISCAL YEAR 1998
  First Quarter...............................................$27.38                     $24.00
  Second Quarter..............................................$29.50                     $25.00
  Third Quarter...............................................$35.75                     $23.50
  Fourth Quarter..............................................$32.06                     $24.13

FISCAL YEAR 1999
  First Quarter...............................................$39.00                     $28.44
  Second Quarter..............................................$32.13                     $26.56
  Third Quarter...............................................$34.81                     $31.63
  Fourth Quarter..............................................$35.75                     $31.50

FISCAL YEAR 2000
  First Quarter (through February 18, 2000)...................$35.00                     $29.25

HOLDERS

     On February 18, 2000, the last reported sale price of our common stock on the Nasdaq Stock Market was $31.63 per share. At February 18, 2000, there were 170 holders of record of our common stock and 14,589,769 shares outstanding.

DIVIDENDS

         We have not declared any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         We were founded in September 1994, and we effectively began our operations on February 1, 1996, following the completion of our initial public offering ("IPO"). We acquired, simultaneously with and as a condition to the closing of the IPO, seven Founding Companies (the "Acquisitions"). The Acquisitions have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of the Founding Companies at historical cost. For accounting purposes and for the purposes of the presentation of the financial data herein, January 31, 1996, has been used as the effective date of the Acquisitions.

         Since the IPO, and through December 31, 1999, we acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems ("MPS") in December 1997;
(v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative

Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services, Inc. ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH") in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). Our consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI, and ERS. As a result, we are reporting financial results in periods prior to the date we effectively began operations. Our consolidated financial statements were not restated for the Rust, MPS, and Lifo acquisitions for the periods prior to January 1, 1996, 1997, and 1998, respectively, due to their financial immateriality. The financial results for periods presented were also not restated prior to October 1, 1998, for the acquisitions of TCH and ADG due to their financial immateriality. We and the Pooled Companies were not under common control or management during the periods prior to their respective mergers. Our results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

         Subsequent to the IPO and through December 31, 1999, we acquired 45 additional companies in transactions accounted for as purchases. Our results of operations include the results of these acquisitions from the date of their respective acquisitions.

         Our Selected Financial Data for the years ended December 31, 1996, 1997, 1998, and 1999, have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP. Our Selected Financial Data for the year ended December 31, 1995, has been derived from our audited financial statements plus the financial statements of CMI and ERS. Our Selected Financial Data are based on available information and certain assumptions described in the footnotes set forth below, all of which we believe are reasonable.

         Our Selected Financial Data provided below should be read in conjunction with our historical financial statements, including the related notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Report.

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1995          1996           1997          1998          1999
                                                         ----          ----           ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Revenue..........................................   $  26,583      $106,625       $177,272      $247,462      $354,811
Cost of services.................................      14,841        65,109        112,161       153,815       218,695
Depreciation.....................................         494         2,176          3,730         5,889         8,815
                                                    ------------  -----------    -----------   -----------   -----------
    Gross profit.................................      11,248        39,340         61,381        87,758       127,301
Selling, general and administrative expenses (1)        6,127        26,459         37,956        56,299        78,577
(2)
Gain on sale of assets of subsidiary, net (3)....          --            --             --        (4,394)           --
Amortization (4).................................          --           599          1,835         4,845         4,748
                                                    --------------------------   -----------   -----------   -----------
    Operating income (1).........................       5,121        12,282         21,590        31,008        43,976
Interest and other (income) expense, net (5).....         (29)          672          1,176           990         3,975
                                                    ----------    ------------   -----------   ------------  -----------
Income before income taxes (1) (5)...............       5,150        11,610         20,414        30,018        40,001
Provision for income taxes (6)...................       1,960         4,714          8,266        12,007        16,000
                                                    -----------   -----------    -----------   ----------    ----------
Net income (1) (5) (6)...........................   $   3,190     $   6,896       $ 12,148      $ 18,011     $  24,001
                                                    ===========   ==========      =========     =========     =========
Net income per common share......................
    Basic (1) (5) (6)............................   $    0.97     $    0.81       $   1.01      $   1.35     $    1.70
    Diluted (1) (5) (6)..........................   $    0.97     $    0.80       $   1.00      $   1.31     $    1.60
Weighted average common shares outstanding.......
    Basic........................................       3,297         8,504         12,018        13,370        14,149
    Diluted......................................       3,297         8,632         12,196        13,731        14,990

BALANCE SHEET DATA:
Working capital..................................   $   2,835     $  26,743       $ 26,642      $ 37,793     $  20,113
Total assets.....................................      15,411       113,148        139,106       206,970       369,355
Long-term obligations, net of current maturities.         914         4,911          5,892        31,498        85,172
Stockholders' equity.............................       7,000        83,254        107,564       138,735       175,009

(1) Gives effect to the Compensation Differential. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(2) Selling, general and administrative expenses for the year ended December 31, 1998 include charges totaling $2.5 million relating to:
         (i) severance and other costs, $1.7 million; (ii) facilities closing costs, $0.5 million; and (iii) other write-downs and impairments, $0.3 million. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(3) Reports the gain on the sale of assets of Leonard Archives Acquisition Corp. ("Leonard"). The gain on the sale, net of other charges included in (2) and (4), was $145,000 before taxes. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(4) Amortization for the year ended December 31, 1998 includes acceleration of goodwill amortization of $1.8 million. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(5) Interest expense for the year ended December 31, 1997, includes the write-off of approximately $1.2 million ($0.7 million, net of taxes, and $0.07 per share) of unamortized debt issuance costs related to our Credit Agreement in place at the time. See Note 7 to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(6) Gives effect to certain tax adjustments related to the taxation of certain Founding and Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Report. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Item 1. Business -- Risk Factors."

INTRODUCTION

         We were founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: healthcare, law, banking, insurance, retailing, high tech manufacturing and government. We acquired seven document management services businesses (the "Founding Companies") simultaneously with the closing of our initial public offering (the "IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of our Company.

         Since the IPO, and through December 31, 1999, we acquired nine companies in transactions that were accounted for as poolings-of-interests:
(i) Rust in December 1996; (ii) MAVRICC in March 1997; (iii) Input in March 1997; (iv) MPS in December 1997; (v) Lifo in February 1998; (vi) CMI in September 1998; (vii) ERS in October 1998; (viii) TCH in December 1998; and
(ix) ADG in December 1998. Our consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI and ERS. As a result, we are reporting financial results in periods prior to the date we effectively began our operations. Our consolidated financial statements were not restated for the Rust, MPS and Lifo acquisitions for the periods prior to January 1, 1996, 1997, and 1998, respectively, due to their financial immateriality. Periods presented were also not restated prior to October 1, 1998, for the acquisitions of TCH and ADG due to their financial immateriality. We and the Pooled Companies were not under common control or management during the periods prior to their respective mergers. Our results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

         Subsequent to the IPO and through December 31, 1999, we acquired 45 additional companies in transactions accounted for as purchases. Our results of operations include the results of these acquisitions from the date of their respective acquisitions.

     Our revenue relates to the following segments: F.Y.I. HealthSERVE; F.Y.I. Legal; F.Y.I. Image; and F.Y.I. Direct. Revenue relates to the following services, by segment:

                  F.Y.I. HEALTHSERVE: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state government disability, workers compensation claims and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

               F.Y.I. LEGAL: (i) automated litigation support, including document conversion, computer indexing and automated document retrieval; (ii) litigation consulting services such as discovery assistance, labor discrimination, forensic analysis and other trial support services; (iii) high-speed, multiple-set reproduction of documents; (iv) records acquisition in the form of subpoena of business documents service of process; and (v) employee and investor services which provides administration, record keeping and information processing services.

               F.Y.I. IMAGE: (i) electronic imaging services, involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) analog services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) claims processing; and (v) integrated solutions, which deliver technical services with a focus on document imaging, work flow, COLD and document information management systems using third party imaging systems.

               F.Y.I. DIRECT: (i) direct mail, which includes direct mail and fulfillment services to clients who need rapid, reliable and cost-effective methods for making large scale distributions of advertising, literature and other information; (ii) full service commercial printing, including printing and related services such as electronic prepress services, full-color report production of annual reports, flyers and catalogs; and (iii) statement processing.

         Cost of services consists primarily of compensation and benefits to employees providing goods and services to our clients, occupancy costs, equipment costs and supplies. Our cost of services also includes the cost of products sold for micrographics supplies and equipment, computer hardware and software and business imaging supplies and equipment.

         Selling, general and administrative expenses ("SG&A") consist primarily of: (i) compensation and related benefits to sales and marketing, executive management, accounting, human resources and other administrative employees; (ii) other sales and marketing costs; (iii) communications costs; (iv) insurance costs; and (v) legal and accounting professional fees and expenses.

RESULTS OF OPERATIONS

         The following table sets forth certain items as shown in "Item 6. Selected Financial Data" expressed as a percentage of total revenue for the periods indicated:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------------
                                                                                     1997        1998        1999
                                                                                     ----        ----        ----
Revenue..................................................................            100.0%        100.0%      100.0%
Cost of services.........................................................             63.3          62.1        61.6
Depreciation ............................................................              2.1           2.4         2.5
                                                                                  ----------   --------    --------
          Gross profit...................................................             34.6          35.5        35.9
Selling, general and administrative expenses (1) (2).....................             21.4          22.8        22.2
Gain on sale of assets of subsidiary, net (3)............................              --           (1.8)       --
Amortization (4).........................................................              1.0           2.0         1.3
                                                                                  ----------    --------    --------
Operating income (1) ....................................................             12.2          12.5        12.4
Interest and other expense, net (5)......................................              0.7           0.4         1.1
                                                                                  ----------    --------    --------
Income before income taxes (1) (5).......................................             11.5          12.1        11.3
Provision for income taxes (6)...........................................              4.6           4.8         4.5
                                                                                  ----------    --------    --------
Net income (1) (5) (6)...................................................              6.9%          7.3%        6.8%
                                                                                   =======      ========    ========


(1) Gives effect to the Compensation Differential. See Note 2 to Consolidated Financial Statements of F.Y.I.Incorporated and Subsidiaries.
(2) Selling, general and administrative expenses for the year ended December 31, 1998 include charges totaling 1.0% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(3) Reports the gain on the sale of Leonard. The gain on sale, net of other charges included in (2) and (4), was 0.06% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(4) Amortization for the year ended December 31, 1998 includes goodwill acceleration of 0.7% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(5) Interest expense for the year ended December 31, 1997 includes the write-off of unamortized debt issuance costs of 0.7% of revenue, or 0.4% net of the associated income tax effect. See Note 7 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(6) Gives effect to certain tax adjustments related to the taxation of certain Founding Companies and Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the Compensation Differential in each period. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE

         Revenue increased 43.4%, from $247.5 million for the year ended December 31, 1998 to $354.8 million for the year ended December 31, 1999. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to December 31, 1998, accounted for under the purchase method of accounting and their subsequent growth, primarily in the class action claims processing area; and (ii) internal growth of 13.0% in revenue at the companies owned greater than one year based on the acquisition anniversary date. This internal growth was primarily attributable to: (i) an increase in document conversion services relating to government agencies in the state of New York; (ii) an increase in healthcare services revenue due to expansion into additional healthcare institutions throughout the markets we serve; and
(iii) an overall increase in data capture and imaging revenue, partially due to claims processing services performed.

GROSS PROFIT

         Gross profit increased 45.1%, from $87.8 million for the year ended December 31, 1998 to $127.3 million for the year ended December 31, 1999, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 35.5% for the year ended December 31, 1998 to 35.9% for the year ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A increased 39.6%, from $56.3 million, or 22.8% of revenue, for the year ended December 31, 1998 to $78.6 million, or 22.2% of revenue, for the year ended December 31, 1999, primarily due to SG&A associated with the acquisitions subsequent to December 31, 1998. SG&A for the year ended December 31, 1998, includes the following charges and impairments totaling $2.5 million: (i) severance payments due on acquisition related employment contracts terminated or not renewed and other costs, $1.7 million; (ii) facilities closings costs, $0.5 million; and (iii) other write-downs and impairments, $0.3 million. Excluding these charges, and after giving effect to the Compensation Differential in 1998, SG&A increased 45.9% from $53.8 million, or 21.8% of revenue, for the year ended December 31, 1998, to $78.6 million, or 22.2% of revenue, for the year ended December 31, 1999. This increase as a percentage of revenue was a result of increased corporate overhead required to manage the consolidated group of companies. This increase was partially offset by decreased SG&A as a percentage of revenue in the companies owned greater than one year.

OPERATING INCOME

         Operating income increased 41.8%, from $31.0 million, or 12.5% of revenue, for the year ended December 31, 1998 to $44.0 million, or 12.4% of revenue, for the year ended December 31, 1999, largely attributable to the factors discussed above.

INTEREST AND OTHER EXPENSE

         Interest expense increased 302%, from $1.0 million for the year ended December 31, 1998 to $4.0 million for the year ended December 31, 1999, due to the higher outstanding balance related to our credit agreement entered into in April 1996, with Paribas, as agent, and the lenders named therein (the "1998 Credit Agreement") in 1999. The outstanding balance on the credit agreement increased due to cash paid for acquisitions in 1999. The average interest rate on borrowings decreased from 6.5% in 1998 to 6.4% in 1999.

INCOME BEFORE INCOME TAXES AND PRO FORMA NET INCOME

         Income before income taxes increased 33.3% from $30.0 million for the year ended December 31, 1998 to $40.0 million for the year ended December 31, 1999, and pro forma net income adjusted for pro forma provision for taxes increased 33.3% from $18.0 million for the year ended December 31, 1998 to $24.0 million for the year ended December 31, 1999, largely attributable to the factors discussed above.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE

          Revenue increased 39.6%, from $177.3 million for the year ended December 31, 1997 to $247.5 million for the year ended December 31, 1998. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to December 31, 1997 accounted for under the purchase method of accounting; (ii) internal growth of 9.3% in revenue at the companies owned greater than one year based on the acquisition anniversary date; and (iii) growth at the companies owned less than one year as reflected in pro forma internal revenue growth of 14.7% assuming all companies were owned as of January 1, 1997. Internal growth at the companies owned greater than one year was primarily attributable to: (i) an increase in government services revenue related to the State of New York document imaging contract; (ii) an increase in litigation consulting and imaging revenue in California; and (iii) an increase in healthcare records release services revenue due to expansion into additional healthcare institutions throughout the markets that we serve.

GROSS PROFIT

         Gross profit increased 43.0% from $61.4 million for the year ended December 31, 1997 to $87.8 million for the year ended December 31, 1998, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 34.6% for the year ended December 31, 1997 to 35.5% for the year ended December 31, 1998, primarily due to higher gross profit margins experienced in the acquisitions accounted for under the purchase method of accounting added in 1998.

GAIN ON SALE OF ASSETS OF SUBSIDIARY

         In October 1998, we entered into an agreement to exchange certain assets and related liabilities of Leonard for cash and certain assets and related liabilities of Copyright, Inc., a Philadelphia-based provider of healthcare release of information services. The divestiture of Leonard, which primarily offered archival records storage, was consistent with our strategic objective of focusing our activities on higher value-added document and information management and outsourcing solutions. The book value of the net assets disposed was approximately $4.1 million, and we recorded a gain before taxes of $4.4 million on the transaction, net of costs associated with the transaction.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A increased 44.4% from $39.0 million, or 22.0% of revenue, for the year ended December 31, 1997 to $56.3 million, or 22.8% of revenue, for the year ended December 31, 1998, primarily due to SG&A associated with the acquisitions subsequent to December 31, 1997. SG&A for the year ended December 31, 1998, includes the following charges and impairments totaling $2.5 million: (i) severance payments due on acquisition related employment contracts terminated or not renewed and other costs, $1.7 million; (ii) facilities closings costs, $0.5 million; and (iii) other write-downs and impairments, $0.3 million. Excluding these charges, and after giving effect to the Compensation Differential in each period, SG&A increased 42.0% from $38.0 million, or 21.4% of revenue, for the year ended December 31, 1997 to $53.8 million, or 21.7% of revenue, for the year ended December 31, 1998. This increase as a percentage of revenue was a result of: (i) higher SG&A expenses associated with the acquisitions accounted for under the purchase method of accounting added in 1998; (ii) increased corporate overhead required to manage the consolidated group of companies; and (iii) deal costs related to the acquisition of the Pooled Companies. These increases in SG&A were partially offset by decreased SG&A as a percentage of revenue in the companies owned greater than one year.

OPERATING INCOME

         Operating income adjusted for the Compensation Differential increased 43.6% from $21.6 million, or 12.2% of revenue, for the year ended December 31, 1997 to $31.0 million, or 12.5% of revenue, for the year ended December 31, 1998, largely attributable to the factors discussed above.

INTEREST AND OTHER EXPENSE

         Interest expense decreased 15.8% from $1.2 million for the year ended December 31, 1997 to $1.0 million for the year ended December 31, 1998, primarily due to the write-off of unamortized debt issue costs related to our credit agreement in place during 1997. Interest on borrowings increased $0.9 million from $0.5 million in 1997 to $1.4 million in 1998, as our debt levels increased due to cash paid for acquisitions in 1998. The average interest rate on borrowings decreased from 8.1% in 1997 to 6.5% in 1998, as we negotiated more favorable interest terms in early 1998.

INCOME BEFORE INCOME TAXES AND NET INCOME

         Income before income taxes adjusted for the Compensation Differential increased 47.0% from $20.4 million for the year ended December 31, 1997, to $30.0 million for the year ended December 31, 1998, and net income adjusted for both the Compensation Differential and provision for income taxes increased 48.3% from $12.1 million for the year ended December 31, 1997, to $18.0 million for the year ended December 31, 1998, largely attributable to the factors discussed above.

FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

         Revenue from our services shows no significant seasonal variations. However, service revenue can vary from period to period due to the impact of specific projects, primarily in the F.Y.I. Legal and F.Y.I. Image segments. Quarterly results may also vary as a result of the timing of acquisitions and the timing and magnitude of costs related to such acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had $20.1 million of working capital and $9.4 million of cash. Cash flows provided by operating activities for the year ended December 31, 1999 were $26.7 million. Net cash provided by operating activities for the year ended December 31, 1999 was primarily impacted by an increase in earnings and an increase in accounts payable and accrued liabilities. These increases were offset in part by an increase in accounts receivable which was attributable to the increase in revenue for the year. Net cash used in investing activities was $80.4 million for the year ended December 31, 1999, and consisted primarily of payments of $63.1 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. Net cash provided by financing activities was $48.5 million, as we utilized our credit facility to fund our acquisition program. Net borrowings on the credit facility were $44.0 million for the year.

         At December 31, 1998, we had $37.8 million of working capital and $14.6 million of cash. Cash flows provided by operating activities for the year ended December 31, 1998 were $19.1 million. Net cash provided by operating activities for the year ended December 31, 1998 was primarily impacted by (i) an increase in revenue and a corresponding increase in accounts receivable; and (ii) an increase in prepaid expenses and other assets. Net cash used in investing activities was $37.1 million for the year ended December 31, 1998, and was primarily used for the purchase of property, plant and equipment and payments of $29.8 million for acquisitions, net of cash acquired. These uses were partially offset by the $6.6 million received from the sale of the assets of Leonard. Net cash provided by financing activities was $21.6 million, as we utilized our credit facility to fund our acquisition program. Net borrowings on the credit facility were $26.0 million for the year.

         Cash flows provided by operating activities for the year ended December 31, 1997, were $10.0 million. Net cash used in investing activities was $14.5 million for the year ended December 31, 1997, and was primarily used for the purchase of property, plant and equipment and payments of $8.0 million for acquisitions, net of cash acquired. Net cash used in financing activities was $10.1 million.

         In February 1998, we entered into our line of credit with Paribas (the "1998 Credit Agreement"). Under the 1998 Credit Agreement, we could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999 and August 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100.0 million and $125.0 million, respectively. In November 1999, we further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150.0 million. The availability under the 1998 Credit Agreement as of February 18, 2000 was $46.7 million for acquisitions, working capital and general corporate purposes. Depending on the mix of stock and cash used to execute our acquisition program, we may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable. In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in our acquisition program (the "Acquisition Shelf") of which all shares were available at December 31, 1999.

IMPACT OF THE YEAR 2000 ISSUE

         We are aware of the issues associated with the programming code in many existing computer systems and devices with embedded technology. The "Year 2000" issue concerns the inability of the information and technology-based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. The conversion from calendar year 1999 to calendar year 2000 occurred without any material disruption to our operations or business systems. We will continue to monitor any Year 2000 issues, both internally and with third party dependencies with respect to vendors, suppliers, customers and other significant business relationships. Such monitoring will be ongoing and encompassed in normal operations. The total cost incurred to date in the assessment, evaluation and remediation of the Year 2000 matters was approximately $4.3 million. We do not anticipate any further material costs to be incurred related to the Year 2000 problem.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not ordinarily use financial instruments, such as derivatives, to manage the impact of interest rate changes or other market risks in our business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----
F.Y.I. INCORPORATED AND SUBSIDIARIES

  Report of Independent Public Accountants.....................................................     22


  Consolidated Balance Sheets..................................................................     23


  Consolidated Statements of Operations........................................................     24


  Consolidated Statements of Stockholders' Equity..............................................     25


  Consolidated Statements of Cash Flows........................................................     26


  Notes to Consolidated Financial Statements...................................................     27

21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of F.Y.I. Incorporated:

      We have audited the accompanying consolidated balance sheets of F.Y.I. Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.Y.I. Incorporated and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP

Dallas, Texas,
February 11, 2000

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         ASSETS
                                                                                          DECEMBER 31,
                                                                                     ---------------------
                                                                                       1998           1999
                                                                                       ----           ----
CURRENT ASSETS:
Cash and cash equivalents.................................................           $ 14,592     $   9,396
Accounts receivable and notes receivable, less allowance for
  doubtful accounts of $4,705 and $8,835, respectively....................             51,683        82,863
Notes receivable, shareholders-- short term...............................                479           269
Current portion of deferred tax asset.....................................                 --         2,890
Inventories...............................................................              2,408         5,695
Prepaid expenses and other current assets.................................              3,079         5,506
                                                                                   ----------     ---------
          Total current assets............................................             72,241       106,619

PROPERTY, PLANT AND EQUIPMENT, net........................................             29,372        46,512
GOODWILL AND OTHER INTANGIBLES, net of amortization of
  $5,980 and $10,728 respectively.........................................             96,652       212,316
OTHER NONCURRENT ASSETS...................................................              8,705         3,908
                                                                                   ----------     ---------
          Total assets....................................................           $206,970      $369,355
                                                                                     ========      ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities..................................           $ 30,095      $ 78,280
Current maturities of long-term obligations...............................              1,258         1,204
Income taxes payable......................................................              2,881         7,022
Current portion of deferred income taxes..................................                214            --
                                                                                   ----------     ---------
          Total current liabilities.......................................             34,448        86,506

LONG-TERM OBLIGATIONS, net of current maturities..........................             31,498        85,172
DEFERRED INCOME TAXES, net of current portion.............................              1,479         2,017
OTHER LONG-TERM OBLIGATIONS...............................................                810        20,651
                                                                                   ----------     ---------
          Total liabilities...............................................             68,235       194,346

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares                                          --            --
  authorized, 0 shares issued and outstanding.............................
Common stock, $.01 par value, 26,000,000 shares authorized, 14,046,725 and
  14,581,639 shares issued and outstanding at
  December 31, 1998 and 1999, respectively................................                140           146
Additional paid-in-capital................................................            107,912       120,179
Retained earnings.........................................................             31,184        55,185
                                                                                   ----------     ---------
                                                                                      139,236       175,510
Less -- Treasury stock, $.01 par value, 36,670 shares at December 31,
  1998 and 1999...........................................................               (501)         (501)
                                                                                   ----------     ---------
          Total stockholders' equity......................................            138,735       175,009
                                                                                   ----------     ---------
          Total liabilities and stockholders' equity......................           $206,970      $369,355
                                                                                     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                          F.Y.I. INCORPORATED AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------
                                                                                         1997         1998         1999
                                                                                         ----         ----         ----
REVENUE.........................................................................        $177,272     $247,462    $354,811
COST OF SERVICES................................................................         112,161      153,815     218,695
DEPRECIATION ...................................................................           3,730        5,889       8,815
                                                                                        --------     --------    --------
  Gross profit..................................................................          61,381       87,758     127,301

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 6)...........................          39,000       56,299      78,577
GAIN ON SALE OF ASSETS OF SUBSIDIARY (Note 6)...................................              --       (4,394)         --
AMORTIZATION (Note 6)...........................................................           1,835        4,845       4,748
                                                                                        --------     --------    --------
  Operating income..............................................................          20,546       31,008      43,976

OTHER (INCOME) EXPENSE:
  Interest expense..............................................................           1,919        1,468       4,246
  Interest income...............................................................            (660)        (316)       (423)
  Other (income) expense, net...................................................             (83)        (162)        152
                                                                                        --------     --------    --------

     Income before income taxes.................................................          19,370       30,018      40,001

PROVISION FOR INCOME TAXES......................................................           6,507       10,987      16,000
                                                                                         -------      -------     -------
NET INCOME......................................................................         $12,863      $19,031     $24,001
                                                                                         =======      =======     =======

PRO FORMA DATA (Unaudited -- See Note 2):
  Historical net income.........................................................         $12,863      $19,031     $24,001
  Pro forma compensation differential...........................................           1,044           --          --
  Pro forma provision for income taxes..........................................           1,759        1,020          --
                                                                                         -------      -------     -------
PRO FORMA NET INCOME............................................................         $12,148      $18,011     $24,001
                                                                                         =======      =======     =======

NET INCOME PER COMMON SHARE.....................................................
      BASIC.....................................................................       $    1.07    $    1.42    $    1.70
                                                                                       =========    =========    =========
      DILUTED...................................................................       $    1.05    $    1.39    $    1.60
                                                                                       =========    =========    =========
PRO FORMA NET INCOME PER COMMON SHARE...........................................
      BASIC.....................................................................       $    1.01    $    1.35    $    1.70
                                                                                       =========    =========    =========
      DILUTED...................................................................       $    1.00    $    1.31    $    1.60
                                                                                       =========    =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................................
      BASIC.....................................................................          12,018       13,370       14,149
                                                                                       =========    =========    =========
      DILUTED...................................................................          12,196       13,731       14,990
                                                                                       =========    =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                            F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                      COMMON STOCK        PREFERRED STOCK      TREASURY STOCK
                                   ------------------    ----------------    ----------------                            TOTAL
                                   SHARES      AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT       APIC       R/E        S/E
                                   ------      ------    ------    ------    ------    ------       ----       ---        --
Balance, December 31, 1996...    11,308,726   $   113        --   $    --    36,670   $  (501)   $  74,570   $  9,072   $ 83,254
Pooling-of-interests
   adjustments at January 1,
   1997......................       326,506         3        --        --        --        --          608       (294)       317
Common stock issued in
   connection with
   acquisitions..............       804,128         8        --        --        --        --       13,209         --     13,217
Dividends declared to
   shareholders of pooled
   companies.................            --        --        --        --        --        --           --     (3,680)    (3,680)
Exercise of options, net.....        86,926         1        --        --        --        --        1,533         --      1,534
Capital contributions by
   shareholders of pooled
   companies.................            --        --        --        --        --        --           59         --         59
Net income...................            --        --        --        --        --        --           --     12,863     12,863
                                 ----------   --------   ------   -------    ------   -------     --------    -------   --------
Balance, December 31, 1997...    12,526,286       125        --        --    36,670      (501)      89,979     17,961    107,564
Pooling-of-interests
   adjustments at January 1,
   1998......................       326,659         3        --        --        --        --        1,548     (2,226)      (675)
Common stock issued in
   connection with
   acquisitions..............       634,486         7        --        --        --        --       12,839         --     12,846
Dividends paid to
   shareholders of pooled
   companies.................            --        --        --        --        --        --           --     (3,499)    (3,499)

Capital contributions by
   shareholders of pooled
   companies.................            --        --        --        --        --        --           12         --         12
Exercise of options, net.....       142,770         1        --        --        --        --        3,035         --      3,036
Pooling-of-interests
   adjustments at October 1,
   1998......................       416,524         4        --        --        --        --          499        (83)       420
Net income...................            --        --        --        --                  --           --     19,031     19,031
                                 ----------   --------   ------   -------    ------   -------     --------    -------   --------
Balance, December 31, 1998...    14,046,725       140         --       --    36,670      (501)     107,912     31,184    138,735
Common stock issued in
   connection with
   acquisitions....                 279,879         3        --        --        --        --        7,204         --      7,207
Exercise of awards, net......       255,035         3        --        --        --        --        5,954         --      5,957
S corporation to C
   corporation conversion
  for pooled company.........            --        --        --        --        --        --         (891)        --       (891)
Net income...................            --        --        --        --        --        --           --     24,001     24,001
                                 ----------   --------   ------   -------    ------   -------     --------    -------   --------
Balance, December 31, 1999       14,581,639   $    146       --   $    --    36,670   $  (501)    $120,179    $55,185   $175,009
                                 ==========   ========   ======   =======    ======   =======     ========    =======   ========

     The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                     1997         1998         1999
                                                                                     ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................       $12,863      $19,031      $24,001
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization..............................................         5,565       10,734       13,563
  Gains from sale of assets of subsidiary....................................            --       (4,394)          --
  Deferred tax (provision) benefit...........................................          (944)       1,454           25
Change in operating assets and liabilities:
  Accounts receivable and notes receivable...................................        (7,324)      (9,964)     (12,436)
  Prepaid expenses and other assets..........................................           477       (3,045)      (1,648)
  Accounts payable and accrued liabilities...................................          (596)       5,295        3,227
                                                                                   --------     --------     --------
     Net cash provided by operating activities...............................        10,041       19,111       26,732

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of operating company assets.............................            --        6,626           --
  Purchase of property, plant and equipment..................................        (7,637)     (13,896)     (17,298)
  Proceeds from maturity of marketable security..............................           984           --           --
  Distribution from partnership..............................................            60           --           --
  Cash paid for acquisitions, net of cash acquired...........................        (7,956)     (29,834)     (63,113)
                                                                                   ---------     --------     --------
     Net cash used for investing activities..................................       (14,549)     (37,104)     (80,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net of underwriting
    discounts and other costs................................................           814        2,275        4,750
  Proceeds from short-term obligations.......................................           446           --           --
  Proceeds from long-term obligations........................................         3,000       32,000       86,000
  Cash paid for debt issuance costs..........................................            --         (450)        (329)
  Dividends paid to shareholders of pooled companies.........................        (3,680)      (3,499)          --
  Principal payments on short-term obligations...............................          (262)          --           --
  Principal payments on long-term obligations................................       (10,382)      (8,723)     (41,938)
                                                                                   --------     --------     --------
     Net cash (used in) provided by financing activities.....................       (10,064)      21,603       48,483
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................       (14,572)       3,610       (5,196)
CASH AND CASH EQUIVALENTS, beginning of period...............................        25,554       10,982       14,592
                                                                                   --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period.....................................       $10,982      $14,592     $  9,396
                                                                                   ========     ========     ========
SUPPLEMENTAL DATA:
  Cash paid for:
    Income taxes.............................................................       $ 7,565      $10,875      $14,959
    Interest.................................................................       $   468      $ 1,261      $ 4,019
NONCASH FINANCING TRANSACTIONS:
  Debt assumed in acquisitions...............................................       $ 8,030      $ 2,993      $ 9,154


              The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

         F.Y.I. Incorporated (the "Company" or "F.Y.I.") was founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: healthcare, law, banking, insurance, retailing, high tech manufacturing and government. We acquired seven document management services businesses (the "Founding Companies") simultaneously with the closing of our initial public offering (the "IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of our Company.

         Since the IPO, we acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems, Inc. ("MPS") in December 1997; (v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH"); in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI and ERS. Our consolidated financial statements were not restated for the Rust, MPS, and Lifo acquisitions for the periods prior to January 1, 1996, 1997 and 1998, respectively, due to their financial immateriality. Periods presented were also not restated prior to October 1, 1998, for the acquisitions of TCH and ADG due to their financial immateriality. The Pooled Companies and our Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

         Subsequent to the IPO and through December 31, 1999, we acquired 45 additional companies in transactions accounted for as purchases. Our results of operations include the results of these acquisitions from the date of their respective acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

         We consider highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSACTIONS

         Our functional currency and that of all of our operating companies is the U.S. dollar. Certain of our operating companies conduct transactions in foreign currencies. Foreign currency transaction gains and losses are recorded as other income and expense on the income statement.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the estimated useful life or the term of the lease.

INTANGIBLE ASSETS

         Intangible assets consist primarily of excess purchase price over net assets, which are amortized over periods not to exceed 30 years. In conformance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," our management continually evaluates whether events and circumstances indicate the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets.

REVENUE RECOGNITION

         Revenue is recognized when the services are rendered, or products are delivered to our customers. Unearned revenue represents certain services which are billed in advance.

INCOME TAXES

         Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

USE OF ESTIMATES IN FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to make their presentation consistent with the current year.

CONSOLIDATION

         The accompanying financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and our subsidiaries. All significant intercompany balances and transactions have been eliminated.

PRO FORMA NET INCOME (UNAUDITED)

         We acquired the Pooled Companies in transactions that were accounted for as poolings-of-interests. The Pooled Companies were managed through their acquisition dates as independent private companies and represent a variety of tax structures. Therefore, selling, general and administrative expenses for the historical periods reflect compensation and related benefits that the former owners have received from the business during those periods. In connection with the acquisitions, the owners may have entered into employment agreements that provide for compensation and benefits at levels lower than the historical amounts (the "Compensation Differential"). The unaudited pro forma data present compensation at the level the owners have agreed to receive subsequent to the acquisition. In addition, the pro forma data presents the incremental provision for income taxes as if all entities had been subject to federal and state income taxes and the related income tax impact of the Compensation Differential discussed above.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

       The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):


                                              BALANCE AT                 CHARGED TO                  BALANCE
                                               BEGINNING      BALANCE     COSTS AND                 AT END OF
                                               OF PERIOD     ACQUIRED     EXPENSES    WRITE-OFFS     PERIOD
                                             -----------     --------    ----------   ----------    ---------
Twelve months ended December 31, 1997......    $  1,531      $  2,046     $  1,647    $  1,868      $  3,356
                                               ========      ========     ========    ========      ========
Twelve months ended December 31, 1998......    $  3,356      $    363     $  3,262    $  2,276      $  4,705
                                               ========     =========     ========    ========      ========
Twelve months ended December 31, 1999......    $  4,705      $  1,660     $  6,325    $  3,855      $  8,835
                                               ========      ========     ========    ========      ========


4. PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment consist of the following (in thousands):



                                                                 ESTIMATED                DECEMBER 31,
                                                                USEFUL LIVES       -------------------
                                                                  IN YEARS         1998          1999
                                                                  --------         ----          ----
Land......................................................          N/A             $934     $      934
Buildings and improvements................................          7--18          3,172          3,991
Leasehold improvements....................................     Life of lease       2,830          3,563
Vehicles..................................................          5--7           2,022          2,500
Machinery and equipment...................................          5--15         25,371         35,367
Computer equipment and software...........................          3--7          18,671         30,596
Furniture and fixtures....................................          5--15          2,485          3,896
                                                                                --------     ----------
                                                                                  55,485         80,847
Less-- Accumulated depreciation and amortization..........                        26,113         34,335
                                                                                --------      ---------
                                                                                 $29,372       $ 46,512
                                                                                 =======       ========


5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

         Accounts payable and accrued liabilities consist of the following (in thousands):


                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                               1998         1999
                                                                         ----------     --------
 Accounts payable and accrued liabilities...............................    $11,254     $ 24,253
 Accrued compensation and benefits......................................      9,338       12,683
 Customer deposits......................................................      4,234        3,327
 Unearned revenue.......................................................      1,968        8,641
 Accrued liabilities from acquisitions..................................      2,858       29,017
 Accrued professional fees..............................................        443          359
                                                                         ----------      -------
                                                                            $30,095      $78,280
                                                                         ==========      =======

6. BUSINESS COMBINATIONS:

1999 ACQUISITIONS

     During 1999, we acquired 12 document management businesses, all of which were accounted for as purchases. These acquisitions were Northern Minnesota Medical Records Services, Inc., PMI Imaging Systems, Inc., Quality Data Conversions, Inc., MSI Imaging Solutions, Inc., Information Management Services, Inc., Managed Care Professionals, Inc., American Economics Group, Inc., Data Entry and Informational Services, Inc., Rust Consulting, Inc., Newport Beach Data Entry, Inc., Copy Right, Inc. and Exigent Computer Group, Inc. (the "1999 Acquisitions"). The aggregate consideration paid for the acquisitions consisted of $66.8 million in cash and 255,626 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):

 Consideration Paid.....................................................           $73,811
 Estimated Fair Value of Tangible Assets................................            34,069
 Estimated Fair Value of Liabilities....................................            30,603
 Goodwill...............................................................            70,345

         The weighted average fair market values of the shares of common stock used in calculating the consideration paid was $25.28 per share, which represents a 20% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

         The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain of the acquisitions are subject to adjustments in their overall consideration based upon performance against specified earning targets over one to three year periods.


1998 ACQUISITIONS

     During 1998, we acquired 13 document management businesses, eight of which were accounted for as purchases (the "Purchased Companies") and five of which were accounted for under the pooling-of-interests method. The eight acquisitions accounted for as purchases were Medicopy, Inc. ("Medicopy"), Associate Record Technician Services, Inc. ("ARTS"), DeBari Associates, Inc. ("DeBari"), ACT Medical Record Services, Inc. ("ACT"), Eagle Legal Services, Inc. ("Eagle"), Doctex, Inc. ("Doctex"), Copyright, Inc. ("Copyright"), and certain assets of Olicon Imaging Systems, Inc. ("Radiology"). The aggregate consideration paid for the Purchased Companies consisted of $187.2 million in cash and 644,762 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid...................................................         $ 32,855
Estimated Fair Value of Tangible Assets..............................            7,925
Estimated Fair Value of Liabilities..................................            8,754
Goodwill.............................................................           33,684

         The weighted average fair market values of the shares of common stock used in calculating the consideration paid was $20.28 per share which represented a 20% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

         The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations. Certain of the acquisitions are subject to additional consideration based upon achievement of specified earning targets over a one to three year period.

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

         The acquisition of Lifo in February 1998 for 326,659 shares of common stock was accounted for as a pooling-of-interests. Our consolidated financial statements were not restated for periods prior to January 1, 1998, due to the financial immateriality of Lifo.

         The acquisitions of TCH and ADG in December 1998 for 416,524 shares of common stock were accounted for as poolings-of-interests. Our consolidated financial statements were not restated for periods prior to October 1, 1998, due to the financial immateriality of TCH and ADG.

1998 DISPOSITIONS AND OTHER CHARGES

         In October 1998, we entered into an agreement to exchange certain assets and related liabilities of Leonard Archives Acquisition Corp.
("Leonard") for cash and certain assets and related liabilities of Copyright, Inc., a Philadelphia-based provider of healthcare release of information services. The divestiture of Leonard, which primarily offered archival records storage, was consistent with our strategic objective of focusing our activities on higher value-added document and information management and outsourcing solutions. The book value of the net assets disposed was approximately $4.1 million, and we recorded a gain of $4.4 million on the transaction, net of costs associated with the transaction.

         Also in the fourth quarter, we recorded the write-down of certain intangible and fixed assets and recorded severance and other costs. The goodwill impairments related to the Computer Central Corporation, Microfilm Associates, Ltd. and Octo, Inc. acquisitions and a customer list associated with a Founding Company acquisition in which the customer base associated with the intangible asset had deteriorated to the extent that the assets were considered impaired under SFAS 121. The severance represented payments due on acquisition-related employment contracts terminated or not renewed. The charges totaling $4.3 million are presented in the consolidated statement of operations as follows:
(i) acceleration of goodwill amortization, $1.8 million; (ii) accrual for severance and other costs, $1.7 million; (iii) facilities closings costs, $0.5 million; and (iv) other write-downs and impairments, $0.3 million. The gain on sale of the assets of Leonard, net of the above charges, was $145,000 before taxes.

1997 ACQUISITIONS

         During 1997, we acquired 11 document management businesses, eight of which were accounted for as purchases and three of which were accounted for under the pooling-of-interests method. The eight acquisitions accounted for as purchases were Acadian Consultants, Inc., Computer Central Corporation, Deliverex of San Francisco, Information Management Corporation, Major Legal Services, Quality Copy Service, QCSInet, Inc. and affiliates, APS Services, and ZipShred, Inc. and ZipShred of America, LLC . The aggregate consideration paid for these eight acquisitions consisted of $9.5 million in cash and 737,935 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):

 Consideration Paid.......................................................   $21,248
 Estimated Fair Value of Tangible Assets..................................     8,153
 Estimated Fair Value of Liabilities......................................    11,932
 Goodwill.................................................................    25,027

         The weighted average fair market values of the shares of common stock used in calculating the consideration paid was $16.79 per share which represented a 30-35% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

         The acquisitions of MAVRICC and Input in March 1997, for 820,000 and 263,636 shares of common stock, respectively, were accounted for as poolings-of-interests. The consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC and Input.

         The acquisition of MPS in December 1997, for 326,506 shares of common stock was accounted for as a pooling-of-interests. Our consolidated financial statements were not restated for periods prior to January 1, 1997, due to the financial immateriality of MPS.

CONTINGENT CONSIDERATION

         Certain of our acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During 1999, we paid consideration of $0.6 million in cash and 24,740 shares of common stock at an average price of $30.36 per share in relation to contingent consideration agreements that have been settled. Based upon the evaluation of cumulative earnings through December 31, 1999, against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $44.4 million, of which $25.1 million is classified as accounts payable and accrued liabilities on our balance sheet; the remaining $19.3 million is classified as other long-term obligations. All of the periods applicable for the earnout targets have not been completed, and the amounts paid at the conclusion are likely to be different from amounts presently accrued.

INTANGIBLE ASSETS

         All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries to outsource document management functions in the foreseeable future, the enterprise goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets may warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with a majority of our acquisitions is not deductible for income tax purposes.

PRO FORMA FINANCIAL DATA

         Set forth below are unaudited pro forma financial data for the years ended December 31, 1998 and 1999. The unaudited pro forma data give effect to:
(i) the 1999 Acquisitions and the 1998 acquisitions of ACT, Medicopy, ARTS, DeBari, Eagle, Doctex, Copyright, Radiology, TCH and ADG; and (ii) compensation and tax adjustments for all transactions as if these transactions had occurred on January 1, 1998.

                                                            PRO FORMA YEAR ENDED
                                                            --------------------
                                                                DECEMBER 31,
                                                                ------------
                                                           1998              1999
                                                           ----              ----
                                                      (UNAUDITED, IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
  Revenue.......................................        $ 346,938        $ 396,465
  Income before income taxes....................           40,161           47,799
  Net income....................................           24,097           28,680

  Net income per common share:
    Basic.......................................        $    1.75        $    1.99
    Diluted.....................................        $    1.71        $    1.88

  Weighted average common shares outstanding:
    Basic.......................................           13,751           14,403
    Diluted.....................................           14,112           15,244

         The pro forma information is provided for informational purposes only and does not purport to present our results of operations had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

7. CREDIT FACILITIES:

LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                                                      DECEMBER 31,
                                                                                   ---------------------
                                                                                   1998             1999
                                                                                   ----             ----
     Line of credit, expiring at March 2003, interest at prime or the
        Eurodollar rate plus 0.5% (5.56% to 7.75%) at December 31,
        1998, and interest at prime  or the Eurodollar rate plus
        0.75% (5.50% to 7.19%) at December 31, 1999......................          $28,000        $82,000
    Industrial Revenue Bonds: Variable Rate (3.4% at December 31, 1998 and 3.1%
       at December 31, 1999) Demand/Fixed Rate Revenue Bonds, Prince George's
       County, Maryland; due beginning in 1996 through 2014 secured by all real estate equipment and other tangible property of a subsidiary of the
       Company...........................................................            2,244          2,144

    All other obligations.................................................           2,512          2,232
                                                                                   -------        -------
          Total...........................................................          32,756         86,376
    Less-- Current maturities of long-term obligations....................           1,258          1,204
                                                                                   -------        -------
          Total long-term obligations.....................................         $31,498        $85,172
                                                                                   =======        =======

         In February 1998, we entered into a credit agreement (the "1998 Credit Agreement") with Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, we and our subsidiaries could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999 and August 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100.0 million and $125.0 million, respectively. In November 1999, we further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150.0 million. The 1998 Credit Agreement is secured by the assets and/or stock of our Company and our subsidiaries. The availability under the 1998 Credit Agreement as of December 31, 1999, was $55.7 million.

         The commitment to fund revolving credit loans under the 1998 Credit Agreement expires February 18, 2001. The annual interest rate applicable to borrowings under this facility is, at our option, (i) the prime rate or (ii) grid pricing ranging from 0.5% to 1.50% plus the Eurodollar rate based on the ratio of debt to EBITDA (as defined in the 1998 Credit Agreement). The 1998 Credit Agreement requires mandatory prepayments in certain circumstances. The outstanding principal balance of revolving credit loans is due and payable on March 31, 2003.

         We also have outstanding an irrevocable letter of credit in the amount of approximately $2.3 million to serve as guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds. In January 1998, we entered into a letter of credit in the amount of $10.0 million to serve as a guarantee for performance under a contract with New York State Workers Compensation Board. In April 1999, the amount of the letter of credit was reduced to $5.0 million. Additionally, in November 1999, we entered into a letter of credit in the amount of $5.0 million to serve as a guarantee for performance under a contract with the New York State Teachers' Retirement System.

         We capitalized certain costs associated with our 1996 Credit Agreement. The unamortized costs of approximately $1.2 million were expensed in the fourth quarter of 1997 when we agreed to terms on the 1998 Credit Agreement.

         The weighted average interest rate on long-term obligations at December 31, 1998 and 1999, was 6.0% and 6.4%, respectively. The 1998 Credit Agreement contains certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth and other financial ratios. As of December 31, 1998, we had complied with all loan covenants. In the fourth quarter of 1999 we exceeded our covenant for allowable capital expenditures. We received a waiver for this covenant for the period ended December 31, 1999.

MATURITIES OF LONG-TERM OBLIGATIONS

         As of December 31, 1999, maturities of long-term obligations are as follows (in thousands):

YEARS ENDING DECEMBER 31,
      2000..................................................................        $  1,204
      2001..................................................................          19,344
      2002..................................................................          14,428
      2003..................................................................          49,334
      2004..................................................................             122
      Thereafter............................................................           1,944
                                                                                   ---------
      Total.................................................................        $ 86,376
                                                                                    ========

8. LEASE COMMITMENTS:

         Our operating companies lease various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases and noncancelable operating leases are as follows (in thousands):

                                                                                    YEAR ENDED
                                                                                DECEMBER 31, 1999
                                                                          ----------------------------
                                                                             CAPITAL         OPERATING
 YEARS ENDING DECEMBER 31,                                                   LEASES           LEASES
 -------------------------                                                ----------       -----------
      2000.............................................................   $    1,059       $  13,518
      2001.............................................................          539          11,512
      2002.............................................................          217           9,008
      2003.............................................................           91           6,156
      2004.............................................................            0           3,918
      Thereafter.......................................................            0           5,054
                                                                         -----------       ---------
      Total minimum lease payments.....................................        1,906       $  49,166
                                                                                           =========
      Less-- Amounts representing interest.............................          242
                                                                         -----------
      Net minimum lease payments.......................................        1,664
      Less-- Current portion of obligations under capital leases.......          939
                                                                         -----------
      Long-term portion of obligations under capital leases............  $       725
                                                                         ===========

         Rent expense for all operating leases for the years ended December 31, 1997, 1998 and 1999 was approximately $8.7 million, $11.7 million, and $15.1 million, respectively.

9. INCOME TAXES:

         The provision for federal and state income taxes consists of the following (in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------
                                                               1997              1998              1999
                                                               ----              ----              ----
Federal --
    Current.......................................         $  5,314          $  10,453         $  13,301
    Deferred......................................              902             (1,233)              (21)
State --
    Current.......................................              249              1,988             2,724
    Deferred......................................               42               (221)               (4)
                                                           --------          ---------         ---------
                                                           $  6,507          $  10,987         $  16,000
                                                           ========          =========         =========

         The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                             1997               1998              1999
                                                             ----               ----              ----
Tax at statutory rate....................                     $6,586           $10,506         $13,970
  Add (deduct)--
     State income taxes..................                        623             1,148           1,768
     Nondeductible expenses..............                        459               920             875
     Income (loss) of S corporations.....                     (1,161)           (1,130)           (599)
     Other...............................                         --              (457)            (14)
                                                              ------           -------         -------
                                                              $6,507           $10,987         $16,000
                                                              ======           =======         =======

         The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1998           1999
                                                                      ----           ----
Deferred income tax liabilities --
  Tax over book depreciation and amortization...............          $1,479      $ 2,017
  Cash to accrual differences, net..........................           1,280          712
  Other, net................................................             947          860
                                                                     -------      -------
      Total deferred income tax liabilities.................           3,706        3,589
Deferred income tax assets--
  Allowance for doubtful accounts...........................           1,723        3,058
  Accrued liabilities.......................................             277        1,369
    Other reserves, net.....................................              13           35
                                                                     -------      -------
      Total deferred income tax assets......................           2,013        4,462
                                                                     -------      -------

Total net deferred income tax (liabilities)/assets..........         $(1,693)     $   873
                                                                     =======      =======

Current portion of deferred income tax (liabilities)/assets.         $  (214)     $ 2,890
Long-term deferred tax assets/(liabilities).................          (1,479)      (2,017)
                                                                     -------      -------
                                                                     $(1,693)     $   873
                                                                     =======      =======

10. STOCKHOLDERS' EQUITY:

STOCK OPTIONS AND WARRANTS:

         At December 31, 1999, we had one stock-based compensation plan, the 1995 Stock Option Plan, as amended (the "Plan"), which is described below. We have also issued warrants (the "Warrants") to certain key employees and employees of our subsidiaries. We refer to these options and warrants collectively as "Awards." We apply APB Opinion 25 and related interpretations in accounting for awards. Awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation cost has been recognized for the awards. Had compensation cost been determined based upon the fair value at grant dates for these awards consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," our net income and earnings per share would have been as follows (in thousands, except for per share data):

                                                                            DECEMBER 31,
                                                                ------------------------------------
                                                                 1997           1998           1999
                                                                 ----           ----           ----
Net income under SFAS 123............................           $11,439        $16,626        $20,914
Diluted net income per common share under SFAS 123...             $0.94          $1.21          $1.40
Actual net income....................................           $12,863        $19,031        $24,001
Actual diluted net income per common share...........             $1.05          $1.39         $1.60

         The fair value of the Awards was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1997: risk free interest rate ranging from 5.7% to 6.6%, no dividend yield, expected life of three years, and volatility of 33%. The following assumptions were used for 1998: risk free interest rate ranging from 4.0% to 5.7%, no dividend yield, average expected life of three years, and volatility of 40%. The following assumptions were used for 1999: risk free interest rate ranging from 4.5% to 6.1%, no dividend yield, average expected life of three years, and volatility of 35%.

         In October 1995, our Board of Directors and our stockholders approved the Plan, which became effective on the date of the IPO. The Plan provides awards of options to purchase common stock and may include incentive stock options ("ISOs") and/or non-qualified stock options.

         The Plan also provides for automatic option grants to directors who are not otherwise employed by us or our subsidiaries. Upon commencement of service (or upon agreeing to serve in the case of the initial non-employee directors), a non-employee director will receive a non-qualified option to purchase 10,000 shares of common stock, and continuing non-employee directors will receive annual options to purchase 5,000 shares of common stock. Options granted to non-employee directors become exercisable one-third on the date of grant and one-third on each of the next two anniversaries of the date of grant. Non-employee directors' options have a term of five years from the date of grant.

         The maximum number of shares of common stock that may be subject to outstanding options under the Plan, determined immediately after the grant of any option, is the greater of 650,000 shares or 16% of the aggregate number of shares of our common stock outstanding provided, however, that options to purchase no more than 650,000 shares of common stock may be granted as ISOs. At December 31, 1998 and 1999, approximately 144,000 and 417,000 shares, respectively, were available for issuance.

         We had 2,814,284 and 2,830,410 Awards outstanding at December 31, 1998, and 1999, respectively. These Awards, other than those granted to employee directors, have 10-year expirations and various vesting schedules.

                                                                              AWARDS OUTSTANDING
                                                                    ---------------------------------------
                                                                                         WEIGHTED AVERAGE
                                                                           SHARES         EXERCISE PRICE
                                                                    ---------------        ------------
                                                                      (IN THOUSANDS)
 Balance, December 31, 1996...................................                  856        $      15.41
 Granted......................................................                1,087        $      21.85
 Exercised....................................................                   87        $       14.28
 Forfeited....................................................                   42        $      19.20
                                                                    ---------------        ------------
 Balance, December 31, 1997...................................                1,814        $      19.23
 Granted......................................................                1,205        $      26.53
 Exercised....................................................                  143        $      17.22
 Forfeited....................................................                   62        $      21.22
                                                                    ---------------        ------------
 Balance, December 31, 1998...................................                2,814        $      22.42
 Granted......................................................                  480        $      27.95
 Exercised....................................................                  255        $      18.62
 Forfeited....................................................                  209        $      23.69
                                                                    ---------------        ------------
 Balance, December 31, 1999...................................                2,830        $      23.60
                                                                    ---------------        ------------
 Exercisable, December 31, 1999...............................                1,278        $      20.74
                                                                    ===============        ============

         The following table summarizes information about Awards granted under the Plan that were outstanding at December 31, 1999:

                                    AWARDS OUTSTANDING                          AWARDS EXERCISABLE
                      -----------------------------------------------   -------------------------------
                         NUMBER      WEIGHTED-AVERAGE      WEIGHTED        NUMBER
      RANGE OF        OUTSTANDING       REMAINING          AVERAGE      EXERCISABLE    WEIGHTED AVERAGE
  EXERCISE PRICES     AT 12/31/99    CONTRACTUAL LIFE   EXERCISE PRICE  AT 12/31/99     EXERCISE PRICE
  ---------------     -----------    ----------------   --------------  -----------    ---------------
  $10.00-$21.00          679,000            5.71            $16.67         512,640          $15.44
  $21.50-$23.50          811,997            8.22            $22.54         450,716          $22.19
  $23.75-$28.00          652,425            8.83            $25.83         177,995          $25.27
  $28.50-$35.75          686,988            8.88            $29.60         136,638          $29.88

NET INCOME PER SHARE

         Basic and diluted net income per share were computed in accordance with SFAS No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                      1997                 1998               1999
                                                      ----                 ----               ----
Basic weighted average common shares....             12,018                13,370            14,149
Weighted average options and warrants...                178                   336               486
Other contingent consideration..........                 --                    25               355
                                                     ------                ------            ------
Diluted weighted average common shares..             12,196                13,731            14,990
                                                     ======                ======            ======

11. EMPLOYEE BENEFIT PLANS:

         We established a defined contribution plan (the "401(k) plan") in January 1997. The 401(k) plan covers our employees and the employees of some of our subsidiaries. The employees must be at least 21 years of age and work at least 1,000 hours per year with one year of service to be eligible for the plan. In addition, we established a non-qualified plan in December 1996. The non-qualified compensation plan permits eligible officers and certain highly compensated employees to defer a portion of their compensation. Contributions to both the 401(k) plan and the non-qualified compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation. We may make contributions to either or both plans at the discretion of our Board of Directors. We have not made any contributions to the 401(k) plan or the deferred compensation plan. We offer no post-employment or post-retirement benefits.

         Certain of the operating companies have qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred by us related to the Plans was approximately $449,000, $610,000, and $887,000 for the years ended December 31, 1997, 1998 and 1999 respectively.

12. RELATED PARTY TRANSACTIONS:

LEASING TRANSACTIONS

         Certain of our operating companies lease their operating facilities, along with certain equipment, from selling parties who remained our employees or directors. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 1997, 1998 and 1999 was approximately $834,000, $647,000 and $1,362,348, respectively.

NOTES RECEIVABLE

         In the acquisition of the Founding Companies, we acquired $642,000 of notes receivable from two Founding Company shareholders. When we effectively began our operations, the shareholders entered into new notes receivable with a stated interest rate (5%) and principal payment schedules. Principal and interest were paid in full by the shareholders in 1999 and early 2000.

13. COMMITMENTS AND CONTINGENCIES:

LITIGATION

         We are, from time to time, a party to litigation. Our management believes that none of these actions will have a material adverse effect on our business, financial condition or results of operations.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents and certain other financial instruments at various major financial institutions across many geographic areas. Credit risk on trade receivables is minimized as a result of the large number of entities comprising our client base and their dispersion across many industries and geographic areas.

14. SEGMENT REPORTING:

         We and our subsidiaries are principally engaged in document and information outsourcing services. We have identified segments based on management responsibility as follows:

         F.Y.I. IMAGE: (i) electronic imaging services, involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) analog services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) claims processing; and (v) integrated solutions, which deliver technical services with a focus on document imaging, work flow, COLD and document information management systems using third party imaging systems.

         F.Y.I. LEGAL: (i) automated litigation support, including document conversion, computer indexing and automated document retrieval; (ii) litigation consulting services such as discovery assistance, labor discrimination, forensic analysis and other trial support services; (iii) high-speed, multiple-set reproduction of documents; (iv) records acquisition in the form of subpoena of business documents service of process; and (v) employee and investor services which provides administration, record keeping and information processing services.

         F.Y.I. HEALTHSERVE: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state government disability, workers compensation claims and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

         F.Y.I. DIRECT: (i) direct mail, which includes direct mail and fulfillment services to clients who need rapid, reliable and cost-effective methods for making large scale distributions of advertising, literature and other information; (ii) full service commercial printing, including printing and related services such as electronic prepress services, full-color report production of annual reports, flyers and catalogs; and (iii) statement processing.

         We have a broad client base. One of our clients accounted for approximately $12.8 million, or 3.6%, of our revenue for the year ended December 31, 1999. No other clients accounted for more than 3.0% of revenue for the year then ended.

         We measure segment profit as earnings before taxes. Information on segments follows (in thousands):

                                         Year ended December 31, 1999

                         F.Y.I. IMAGE   F.Y.I. LEGAL     F.Y.I. HEALTHSERVE    F.Y.I. DIRECT  CONSOLIDATED
                         ------------  --------------    ------------------    -------------  ------------
Revenue                    $115,792      $ 82,500           $108,912          $ 47,607        $354,811
Depreciation and
  amortization                4,960         2,823              4,722             1,058          13,563
Operating income             17,593         9,621             13,312             3,450          43,976
Interest expense              1,669           888              1,196               493           4,246
Income before income         15,919         8,826             12,201             3,055          40,001
   taxes
Total assets               $133,734      $ 77,542           $129,134          $ 28,945        $369,355


                                       Year ended December 31, 1998 (1)

                         F.Y.I. IMAGE   F.Y.I. LEGAL    F.Y.I. HEALTHSERVE   F.Y.I. DIRECT  CONSOLIDATED
                         ------------  --------------   ------------------   -------------  ------------
Revenue                   $  48,897      $ 80,036           $ 87,749         $  30,780       $247,462
Depreciation and
  amortization                2,679         2,865              3,613             1,577         10,734
Operating income              7,265        11,252              8,718             3,773         31,008
Interest expense                279           491                379               319          1,468
Income before income          7,261        10,907              8,124             3,726         30,018
   taxes
Total assets               $ 34,875      $ 73,147           $ 78,126          $ 20,822       $206,970



                                          Year ended December 31, 1997 (1)

                         F.Y.I. IMAGE   F.Y.I. LEGAL     F.Y.I. HEALTHSERVE   F.Y.I. DIRECT  CONSOLIDATED
                         ------------  --------------    ------------------   -------------  ------------
Revenue                  $  42,325        $ 60,972           $ 52,821          $ 21,154       $177,272
Depreciation and
  amortization               1,164           1,685              2,122               594          5,565
Operating income             3,453          10,334              5,451             1,308         20,546
Interest expense               392             875                482               170          1,919
Income before income         3,133           9,807              5,166             1,264         19,370
   taxes
Total assets              $ 27,363        $ 44,120           $ 53,135          $ 14,488       $139,106


(1) The 1998 and 1997 segments have been reclassified to conform to our 1999 segment structure.

15. QUARTERLY INFORMATION (UNAUDITED):

                                                               F.Y.I. INCORPORATED
                               -------------------------------------------------------------------------------------
                                           1998 Quarter Ended                        1999 Quarter Ended
                                          --------------------                      --------------------
                                MAR 31     JUN 30     SEP 30    DEC 31     MAR 31    JUN 30     SEP 30    DEC 31
                                ------     ------     ------    ------     ------    ------     ------    ------
Total revenue...........         $56,504   $61,055    $63,264   $66,639    $71,612   $81,587    $96,940   $104,672
Gross profit............          19,538    21,677     23,204    23,339     25,600    29,707     34,321     37,673
Income before income taxes         6,487     7,465      8,030     8,036      8,789     9,561     10,627     11,024
Net income .............           4,095     4,868      5,247     4,821      5,273     5,737      6,376      6,615
Pro forma earnings
  before taxes..........           6,487     7,465      8,030     8,036      8,789     9,561     10,627     11,024
Pro forma net
  Income................           3,894     4,478      4,818     4,821      5,273     5,737      6,376      6,615

Net income per common share -
  Basic.............              $ 0.31    $ 0.36     $ 0.39    $ 0.36     $ 0.38    $ 0.41     $ 0.45     $ 0.46
  Diluted...........              $ 0.30    $ 0.35     $ 0.38    $ 0.35     $ 0.36    $ 0.39     $ 0.42     $ 0.43
Pro forma net income per
   common share -
  Basic.............              $ 0.30    $ 0.33     $ 0.36    $ 0.36     $ 0.38    $ 0.41     $ 0.45     $ 0.46
  Diluted...........              $ 0.29    $ 0.33     $ 0.35    $ 0.35     $ 0.36    $ 0.39     $ 0.42     $ 0.43
Weighted average common
   shares outstanding-
  Basic.............              13,189    13,385     13,505    13,401     13,940    14,028     14,277     14,350
  Diluted...........              13,477    13,717     13,881    13,850     14,579    14,710     15,190     15,482


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 will be set forth under the caption "Election of Directors" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 1999, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by Item 11 will be set forth under the caption "Executive Compensation" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 1999, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 1999, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2000 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 1999, and which is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following documents are being filed as part of this Report:

         (a)(1) Consolidated Financial Statements

         See Index to Consolidated Financial Statements on page 21.

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

                  10.21    -- Separation Agreement, dated July 17, 1996, by and
                           between F.Y.I. Incorporated and Robert C. Irvine
                           (Incorporated by reference to Exhibit 10.21 to the
                           Company's Registration Statement on Form S-1
                           (Registration No. 333-16057) effective December 11,
                           1996)

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

                  10.38    -- Agreement between New York State Workers'
                           Compensation Board and QCSInet Acquisition Corp., dated January 21, 1998 (Incorporated by reference to Exhibit 10.38 to the Company's Form 8-K filed on
                           March 20, 1998)

                  10.47* -- Amended and Restated Employment Agreement between F.Y.I. Incorporated and Jonathan B. Shaw
                           (Incorporated by reference to Exhibit 10.47 of the Company's Form 10-K filed on March 17, 1999)



                  10.48    -- First Amendment to Amended and Restated Credit
                           Agreement, dated August 3, 1998, by and among F.Y.I.
                           Incorporated, Banque Paribas, Bank of America Texas,
                           N.A. and the Lenders named therein (Incorporated by reference to Exhibit 10.48 of the Company's
                           Form 10-K filed on March 17, 1999)

                  10.49    -- Second Amendment to Amended and Restated Credit
                           Agreement, dated April 13, 1999, by and among F.Y.I.
                           Incorporated, Banque Paribas, Nations Bank, N.A.
                           d/b/a Bank of America National Association, and Bank
                           One, Texas, N.A. and the Lenders named therein.
                           (Incorporated by reference to Exhibit 10.49 of the Company's Form 10-Q filed on May 13, 1999)

                  10.51    -- Third Amendment to Amended and Restated Credit
                           Agreement, dated August 13, 1999, by and among F.Y.I.
                           Incorporated and Paribas, Nations Bank, N.A. d/b/a
                           Bank of America National Association, and Bank One,
                           Texas, N.A. and the Lenders named therein.
                           (Incorporated by reference to Exhibit 10.51 of the Company's Form 8-K filed on August 20, 1999)

                  10.53    -- Fourth Amendment, dated November 10, 1999, to the
                           Amended and Restated Credit Agreement by and among F.Y.I. Incorporated, Paribas, Nations Bank, N.A.
                           d/b/a Bank of America National Association, and Bank
                           One, Texas, N.A. and the Lenders named therein
                           (Incorporated by reference to Exhibit 10.53 to the Company's Form 10-Q filed on November 11, 1999)

                  10.54*   -- Warrant issued to Joe A. Rose, dated May 19, 1999
                           (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q filed on November 11, 1999)

                  10.55*   -- Warrant issued to Ronald Zazworsky, dated May 19,
                           1999 (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q filed on November 11, 1999)

                  10.56*   -- Warrant issued to Timothy J. Barker, dated May 19,
                           1999 (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-Q filed on November 11, 1999)

                  10.57*   -- Warrant issued to Margot T. Lebenberg, dated May
                           19, 1999 (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-Q filed on November 11, 1999)

                  10.58*   -- Warrant issued to Gary Patton, dated May 19, 1999
                           (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-Q filed on November 11, 1999)

                  10.59*   -- Warrant issued to Thomas C. Walker, dated May 19,
                           1999 (Incorporated by reference to Exhibit 4.8 of the Company's Form 10-Q filed on November 11, 1999)

                  10.60*   -- Warrant issued to Ed H. Bowman, Jr. dated May
                           19, 1999 (Incorporated by reference to Exhibit 4.9
                           of the Company's Form 10-Q filed on November 11,
                           1999)

                  10.61*   -- Special Warrant issued to Joe A. Rose, dated May
                           19, 1999 (Incorporated by reference to Exhibit 5.0 of the Company's Form 10-Q filed on November 11, 1999)



                  10.62*   -- Special Warrant issued to Timothy J. Barker, dated
                           May 19, 1999 (Incorporated by reference to Exhibit
                           5.1 of the Company's Form 10-Q filed on November 11,
                           1999)

                  10.63* -- Amended and Restated Employment Agreement between F.Y.I. Incorporated and Ed H. Bowman, Jr.

                  10.64* -- Amended and Restated Employment Agreement between F.Y.I Incorporated and Thomas C. Walker

                  10.65*   -- Consulting Agreement between F.Y.I.
                           Incorporated and David Lowenstein

                  10.66* -- Amended and Restated Employment Agreement between F.Y.I Incorporated and Margot Lebenberg

                  10.67* -- Amended and Restated Employment Agreement between F.Y.I. Incorporated and Ron Zazworsky

                  10.68* -- Amended and Restated Employment Agreement between F.Y.I. Incorporated and Joe A. Rose

                  10.69* -- Amended and Restated Employment Agreement between F.Y.I. Incorporated and Timothy J. Barker

                  10.70* -- Amended and Restated Employment Agreement between F.Y.I Incorporated and David Byerley

                  10.71*   -- Warrant issued to Margot T. Lebenberg, dated
                           March 16, 2000

                  10.72*   -- Warrant issued to Ron Zazworsky, dated March 16,
                           2000

                  10.73*   -- Warrant issued to Timothy J. Barker, dated
                           March 16, 2000

                  10.74*   -- Warrant issued to Joe A. Rose, dated March 16,
                           2000

                  10.75*   -- Warrant issued to David Byerley, dated March 16,
                           2000

                  10.76*   -- Warrant issued to Jonathan Shaw, dated March 16, 2000

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

                  24 -- Power of Attorney (included with the signature page hereof)

                  27.1     -- Financial Data Schedule

                  27.2     -- Restated 1998 Financial Data Schedule

                  27.3     -- Restated 1997 Financial Data Schedule

          (b) Reports on Form 8-K:

We did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1999.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            F.Y.I. INCORPORATED

                          By: /s/ ED H. BOWMAN, JR.
                           ----------------------------
                              Ed H. Bowman, Jr.,
                     President and Chief Executive Officer

Date: March 23, 2000

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

SIGNATURE                           CAPACITY IN WHICH SIGNED                    DATE
---------                           ------------------------                    ----
/s/ THOMAS C. WALKER                Chairman of the Board and                   March 23, 2000
--------------------                Chief Development Officer
Thomas C. Walker

/s/ ED H. BOWMAN, JR.               Director, President and Chief               March 23, 2000
---------------------               Executive Officer (Principal
Ed H. Bowman, Jr.                   Executive Officer)

/s/ DAVID LOWENSTEIN                Director and Founder                        March 23, 2000
--------------------
David Lowenstein

/s/ JOE A. ROSE                     Director , Executive Vice                   March 23, 2000
------------------                  President and Chief Operating
Joe A. Rose                         Officer

/s/ TIMOTHY J. BARKER               Executive Vice President and                March 23, 2000
---------------------               Chief Financial Officer
Timothy J. Barker                   Principal Financial and Accounting
                                    Officer)


/s/ G. MICHAEL BELLENGHI            Director                                    March 23, 2000
------------------------
G. Michael Bellenghi

/s/ MICHAEL J. BRADLEY              Director                                    March 23, 2000
----------------------
Michael J. Bradley

/s/ GREGORY R. MELANSON             Director                                    March 23, 2000
-----------------------
Gregory R. Melanson

/s/ DONALD F. MOOREHEAD, JR.        Director                                    March 23, 2000
----------------------------
Donald F. Moorehead, Jr.

/s/ HON. EDWARD M. ROWELL           Director                                    March 23, 2000
--------------------------
Hon. Edward M. Rowell

/s/ JONATHAN B. SHAW                Director                                    March 23, 2000
--------------------
Jonathan B. Shaw

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

                  10.21 -- Separation Agreement, dated July 17, 1996, by and between F.Y.I. Incorporated and Robert C.
                           Irvine (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form
                           S-1 (Registration No. 333-16057) effective
                           December 11, 1996)

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

                  10.38    -- Agreement between New York State Workers'
                           Compensation Board and QCSInet Acquisition Corp., dated January 21, 1998 (Incorporated by reference to Exhibit 10.38 to the Company's Form 8-K filed on
                           March 20, 1998)

                  10.47* -- Amended and Restated Employment Agreement between F.Y.I. Incorporated and Jonathan B. Shaw
                           (Incorporated by reference to Exhibit 10.47 of the Company's Form 10-K filed on March 17, 1999)

                  10.48    -- First Amendment to Amended and Restated Credit
                           Agreement, dated August 3, 1998, by and among F.Y.I.
                           Incorporated, Banque Paribas, Bank of America Texas,
                           N.A. and the Lenders named therein (Incorporated by reference to Exhibit 10.48 of the Company's
                           Form 10-K filed on March 17, 1999)

                  10.49    -- Second Amendment to Amended and Restated Credit
                           Agreement, dated April 13, 1999, by and among F.Y.I.
                           Incorporated, Banque Paribas, Nations Bank, N.A.
                           d/b/a Bank of America National Association, and Bank
                           One, Texas, N.A. and the Lenders named therein.
                           (Incorporated by reference to Exhibit 10.49 of the Company's Form 10-Q filed on May 13, 1999)

                  10.51    -- Third Amendment to Amended and Restated Credit
                           Agreement, dated August 13, 1999, by and among F.Y.I.
                           Incorporated and Paribas, Nations Bank, N.A. d/b/a
                           Bank of America National Association, and Bank One,
                           Texas, N.A. and the Lenders named therein.
                           (Incorporated



                           by reference to Exhibit 10.51 of the Company's
                           Form 8-K filed on August 20, 1999)

                  10.53    -- Fourth Amendment, dated November 10, 1999, to the
                           Amended and Restated Credit Agreement by and among F.Y.I. Incorporated, Paribas, Nations Bank, N.A.
                           d/b/a Bank of America National Association, and Bank
                           One, Texas, N.A. and the Lenders named therein
                           (Incorporated by reference to Exhibit 10.53 to the Company's Form 10-Q filed on November 11, 1999)

                  10.54*   -- Warrant issued to Joe A. Rose, dated May 19, 1999
                           (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-Q filed on November 11, 1999)

                  10.55*   -- Warrant issued to Ronald Zazworsky, dated May 19,
                           1999 (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-Q filed on November 11, 1999)

                  10.56*   -- Warrant issued to Timothy J. Barker, dated May 19,
                           1999 (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-Q filed on November 11, 1999)

                  10.57*   -- Warrant issued to Margot T. Lebenberg, dated May
                           19, 1999 (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-Q filed on November 11, 1999)

                  10.58*   -- Warrant issued to Gary Patton, dated May 19, 1999
                           (Incorporated by reference to Exhibit 4.7 of the Company's Form 10-Q filed on November 11, 1999)

                  10.59*   -- Warrant issued to Thomas C. Walker, dated May 19,
                           1999 (Incorporated by reference to Exhibit 4.8 of the Company's Form 10-Q filed on November 11, 1999)

                  10.60*   --  Warrant   issued  to  Ed  H.  Bowman,   Jr.
                           dated  May  19,  1999 (Incorporated  by reference
                           to Exhibit 4.9 of the Company's  Form 10-Q filed
                           on November 11, 1999)

                  10.61*   -- Special Warrant issued to Joe A. Rose, dated May
                           19, 1999 (Incorporated by reference to Exhibit 5.0 of the Company's Form 10-Q filed on November 11, 1999)

                  10.62*   -- Special Warrant issued to Timothy J. Barker, dated
                           May 19, 1999 (Incorporated by reference to Exhibit
                           5.1 of the Company's Form 10-Q filed on November 11,
                           1999)

                  10.63*   --  Amended  and  Restated   Employment
                           Agreement   between   F.Y.I. Incorporated and Ed
                           H. Bowman, Jr.

                  10.64*   --  Amended  and   Restated   Employment
                           Agreement   between   F.Y.I Incorporated and
                           Thomas C. Walker

                  10.65*   --  Consulting   Agreement  between  F.Y.I.
                           Incorporated  and  David Lowenstein




                  10.66*   --  Amended  and   Restated   Employment
                           Agreement   between   F.Y.I Incorporated and
                           Margot Lebenberg

                  10.67*   --  Amended  and  Restated   Employment
                           Agreement   between   F.Y.I. Incorporated and Ron
                           Zazworsky

                  10.68*   --  Amended  and  Restated   Employment
                           Agreement   between   F.Y.I. Incorporated and Joe
                           A. Rose

                  10.69*   --  Amended  and  Restated   Employment
                           Agreement   between   F.Y.I. Incorporated and
                           Timothy J. Barker

                  10.70*   --  Amended  and   Restated   Employment
                           Agreement   between   F.Y.I Incorporated and David
                           Byerley

                  10.71*   -- Warrant issued to Margot T. Lebenberg, dated
                           March 16, 2000

                  10.72*   -- Warrant issued to Ron Zazworsky, dated March 16,
                           2000

                  10.73*   -- Warrant issued to Timothy J. Barker, dated
                           March 16, 2000

                  10.74*   -- Warrant issued to Joe A. Rose, dated March 16,
                           2000

                  10.75*   -- Warrant issued to David Byerley, dated March 16,
                           2000

                  10.76*   -- Warrant issued to Jonathan Shaw, dated March 16, 2000

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

                  24 -- Power of Attorney (included with the signature page hereof)

                  27.1     -- Financial Data Schedule

                  27.2     -- Restated 1998 Financial Data Schedule

                  27.3     -- Restated 1997 Financial Data Schedule

BOARD OF DIRECTORS                                            CORPORATE OFFICERS
Thomas C. Walker                                     Thomas C. Walker
Chairman of the Board and Chief                      Chairman of the Board and Chief Development
Officer                                              Development Officer
F.Y.I.
                                                     Ed H. Bowman, Jr.
Ed H. Bowman, Jr.                                    President and Chief Executive Officer
President and Chief Executive Officer
F.Y.I.                                               Timothy J. Barker
                                                     Executive Vice President and Chief
David Lowenstein                                     Financial Officer
Founder and Consultant
F.Y.I.                                               Joe A. Rose
                                                     Executive Vice President and Chief
G. Michael Bellenghi                                 Operating Officer
Former Chief Executive Officer
Recordex                                             David M. Byerley
                                                     Senior Vice President--Corporate
Michael J. Bradley                                   Development
Executive Associate to the President
MCP Hahnemann University                             Margot T. Lebenberg
Vice-Chairman and Director of Republic Bancorp Inc.  Senior Vice President, General
Former Executive Vice President                      Counsel and Secretary
Mercy Health Corporation of Southwest Pennsylvania
                                                     Ronald Zazworsky
Gregory R. Melanson                                  Senior Vice President--F.Y.I.
Former Senior Vice President F.Y.I.                  HealthSERVE
Former President and Chief Executive Officer
Researchers                                          Gary R. Patton
                                                     Vice President--Human Resources and
Donald F. Moorehead, Jr.                             Corporate Programs
Chairman of the Board and Chief Executive Officer
EarthCare

The Hon. Edward M. Rowell
Former U.S. Ambassador, President,
Association for Diplomatic Studies
And Training and
Senior Associate, Global Business Access, Ltd.

Jonathan B. Shaw
Group Vice President of F.Y.I. IMAGE
Former Chief Executive Officer
Imagent

Joe A. Rose
Executive Vice President and Chief
Operating Officer
F.Y.I.


56