Form 10-Q
period 2000-03-31
FYI INC
filed 2000-05-12
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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

          As of April 30, 2000, 15,023,956 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000

                                      INDEX



    PART I.        FINANCIAL INFORMATION

    Item 1         Financial Statements                                                        3

                   Consolidated Balance Sheets - December 31, 1999 and
                   March 31, 2000 (unaudited)                                                  4

                   Consolidated Statements of Operations - Three months ended
                   March 31, 1999 and 2000 (unaudited)                                         5

                   Consolidated Statements of Cash Flows - Three months ended
                   March 31, 1999 and 2000 (unaudited)                                         6

                   Notes to Consolidated Financial Statements - March 31, 2000                 7

    Item 2         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                  10

    Item 3         Quantitative and Qualitative Disclosures about Market Risk                 13

    PART II.       OTHER INFORMATION

    Item 5         Other Information                                                        II-1

    Item 6         Exhibits and Reports on Form 8-K                                         II-2

                   SIGNATURES                                                               II-3

                   INDEX TO EXHIBITS                                                        II-4


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,         MARCH 31,
                                                                                                  1999               2000
                                                                                           ----------------    -------------
                                   ASSETS                                                                       (UNAUDITED)
  CURRENT ASSETS:
      Cash and cash equivalents                                                            $      9,396        $    11,930
      Accounts receivable and notes receivable, less allowance of $8,835 and
          $8,828, respectively                                                                   82,863             92,729
      Notes receivable, stockholders - short term                                                   269                 --
      Current portion of deferred tax asset                                                       2,890              3,244
      Inventories                                                                                 5,695              6,425
      Prepaid expenses and other current assets                                                   5,506              5,104
                                                                                           ------------        -----------
             Total current assets                                                               106,619            119,432

  PROPERTY, PLANT AND EQUIPMENT, net                                                             46,512             50,679
  GOODWILL AND OTHER INTANGIBLES, net of amortization of $10,728
     and $12,617, respectively                                                                  212,316            228,138
  OTHER NONCURRENT ASSETS                                                                         3,908              4,885
                                                                                           ------------        -----------
             Total assets                                                                  $    369,355        $   403,134
                                                                                           ============        ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                                             $     78,280        $    63,245
      Current maturities of long-term obligations                                                 1,204              1,158
      Income taxes payable                                                                        7,022              6,835
                                                                                           ------------        -----------
             Total current liabilities                                                           86,506             71,238

  LONG-TERM OBLIGATIONS, net of current maturities                                               85,172            125,894
  DEFERRED INCOME TAXES, net of current portion                                                   2,017              1,863
  OTHER LONG-TERM OBLIGATIONS                                                                    20,651              8,406
                                                                                           ------------        -----------
             Total liabilities                                                                  194,346            207,401

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 1,000,000 shares authorized,
         no shares issued and outstanding                                                            --                 --
      Common stock, $.01 par value, 26,000,000 shares authorized,
         14,581,639 and 15,129,721 shares issued and outstanding at
         December 31, 1999 and March 31, 2000, respectively                                         146                151
      Additional paid-in-capital                                                                120,179            137,329
      Retained earnings                                                                          55,185             62,347
                                                                                           ------------        -----------
                                                                                                175,510            199,827
      Less - Treasury stock, $.01 par value, 36,670 and 169,121 shares
         at December 31, 1999 and March 31, 2000, respectively                                     (501)            (4,094)
                                                                                           ------------        -----------
           Total stockholders' equity                                                           175,009            195,733
                                                                                           ------------        -----------
           Total liabilities and stockholders' equity                                      $    369,355        $   403,134
                                                                                           ============        ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                   THREE MONTHS
                                                                                                       ENDED
                                                                                                      MARCH 31,
                                                                                            ---------------------------
                                                                                               1999             2000
                                                                                            ----------       ----------
                                                                                                    (UNAUDITED)
  REVENUE                                                                                   $   71,612       $  107,765

  COST OF SERVICES                                                                              44,148           65,673
  DEPRECIATION                                                                                   1,864            3,116
                                                                                            ----------       ----------
        Gross profit                                                                            25,600           38,976
  SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                                    15,555           23,474
  AMORTIZATION                                                                                     909            1,890
                                                                                            ----------       ----------
        Operating income                                                                         9,136           13,612

  OTHER (INCOME) EXPENSE:
    Interest expense                                                                               497            1,852
    Interest income                                                                               (105)            (102)
    Other (income) expense, net                                                                    (45)             (75)
                                                                                            ----------       ----------
        Income before income taxes                                                               8,789           11,937

  PROVISION FOR INCOME TAXES                                                                     3,516            4,775
                                                                                            ----------       ----------
  NET INCOME                                                                                $    5,273       $    7,162
                                                                                            ==========       ==========

  NET INCOME PER COMMON SHARE
    BASIC                                                                                   $     0.38       $     0.49
                                                                                            ==========       ==========
    DILUTED                                                                                 $     0.36       $     0.46
                                                                                            ==========       ==========

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    BASIC                                                                                       13,940           14,564
                                                                                            ==========       ==========
    DILUTED                                                                                     14,579           15,520
                                                                                            ==========       ==========



            The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                   THREE MONTHS
                                                                                                       ENDED
                                                                                                      MARCH 31,
                                                                                            ---------------------------
                                                                                                1999               2000
                                                                                            ----------       ----------
                                                                                                    (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                              $    5,273       $    7,162
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                                            2,773            5,006
    Change in operating assets and liabilities:
           Accounts receivable and notes receivable                                             (3,023)          (4,396)
           Prepaid expenses and other assets                                                    (1,534)          (2,670)
           Accounts payable and other current liabilities                                        4,042            1,383
                                                                                            ----------       ----------
              Net cash provided by operating activities                                          7,531            6,485

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                   (3,746)          (3,655)
    Cash paid for acquisitions, net of cash acquired                                           (13,897)         (40,762)
                                                                                            ----------       ----------
              Net cash used for investing activities                                           (17,643)         (44,417)

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance, net of underwriting
     discounts and other costs                                                                   1,244              657
    Proceeds from long-term obligations                                                         10,750           48,500
    Principal payments on long-term obligations                                                 (7,391)          (8,691)
                                                                                            ----------       ----------
              Net cash provided by financing activities                                          4,603           40,466

  NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (5,509)           2,534

  CASH AND CASH EQUIVALENTS, beginning of period                                                14,592            9,396
                                                                                            ----------       ----------

  CASH AND CASH EQUIVALENTS, end of period                                                  $    9,083       $   11,930
                                                                                            ==========       ==========




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

    In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at March 31, 2000, our results of operations for the three months ended March 31, 1999 and 2000, and our cash flows for the three months ended March 31, 1999 and 2000. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on March 23, 2000. The results of operations for the interim periods ended March 31, 1999 and 2000 may not be indicative of the results for the full year.

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

2. WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):



                                                                           THREE MONTHS
                                                                              ENDED
                                                                            MARCH 31,
                                                                   ---------------------------
                                                                      1999             2000
                                                                   ----------       ----------
     Basic weighted average common shares                              13,940           14,564
     Weighted average options and warrants and other
      contingent consideration                                            639              956
                                                                   ----------       ----------
     Diluted weighted average common shares                            14,579           15,520
                                                                   ==========       ==========



3.       BUSINESS COMBINATIONS

2000 ACQUISITIONS

    During the first three months of 2000, we acquired three document and information management outsourcing solutions businesses which were accounted for as purchases (the "Purchased Companies"). These acquisitions were Mailing and Marketing, Inc., Global Direct, Inc. and Pinnacle Legal Copies, Inc. and PLCI, Inc. The aggregate consideration paid for the Purchased Companies consisted of $25.0 million in cash and 17,986 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):


         Consideration Paid                               $    25,471
         Estimated Fair Value of Tangible Assets               13,679
         Estimated Fair Value of Liabilities                    7,649
         Goodwill                                              19,441




    The weighted average fair market value of the shares of common stock used in calculating the consideration paid for the Purchased Companies was $27.80, which represents market price on the date of acquisition.

    The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations.

CONTINGENT CONSIDERATION

    Certain of our acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earnings targets over one to three year periods. During the first quarter of 2000, we paid consideration of $14.3 million in cash and 359,115 shares of common stock in relation to contingent consideration agreements that have been finalized. This consideration is net of cash and shares received relating to holdback arrangements. The shares received were recorded as treasury stock. Based upon the evaluation of cumulative earnings through March 31, 2000 against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $15.1 million, of which $8.4 million is classified as accounts payable and accrued liabilities and $6.7 million is classified as other long-term obligations. All of the periods applicable for the earnout targets have not been completed, and the amounts paid at the conclusion are likely to be different from amounts presently accrued.

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

4.SEGMENT REPORTING

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

    F.Y.I. Legal: (i) automated litigation support, including document conversion, computer indexing and automated document retrieval; (ii) litigation consulting services such as discovery assistance, labor discrimination, forensic analysis and other trial support services; (iii) high-speed, multiple-set reproduction of documents; (iv) records acquisition in the form of subpoena of business documents and service of process; and (v) employee and investor services, which provide administration, record keeping and information processing services.

    F.Y.I. HealthSERVE: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state government disability, worker's compensation claims and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

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

    We measure segment profit as earnings before taxes. Information on segments follows (in thousands):



                                                     THREE MONTHS ENDED MARCH 31, 2000
                               --------------------------------------------------------------------------------

                                F.Y.I. Image   F.Y.I. Legal   F.Y.I.HealthSERVE   F.Y.I. Direct   Consolidated
                                ------------   ------------   -----------------   -------------   ------------
Revenue                            $36,566        $21,283           $31,389          $18,527        $107,765
Income before income taxes           4,547          2,609             3,675            1,106          11,937


                                                    THREE MONTHS ENDED MARCH 31, 1999 (1)
                               --------------------------------------------------------------------------------

                                F.Y.I. Image   F.Y.I. Legal   F.Y.I.HealthSERVE   F.Y.I. Direct   Consolidated
                                ------------   ------------   -----------------   -------------   ------------
Revenue                            $15,578        $20,606           $25,854          $9,574         $71,612
Income before income taxes           2,551          2,367             3,293             578           8,789




(1) The 1999 segments have been reclassified to conform to our 2000 segment structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained under "Item 5. Other Information."

INTRODUCTION

    Our revenue is segregated into the following segments: (i) F.Y.I. Image;
(ii) F.Y.I. Legal; (iii) F.Y.I. HealthSERVE; and (iv) F.Y.I. Direct. Services provided to customers are described by segment as follows:

    F.Y.I. IMAGE: (i) electronic imaging services involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) analog services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) claims processing; and (v) integrated solutions, which deliver technical services with a focus on document imaging, work flow, COLD and document information management systems using third party imaging systems.

    F.Y.I. LEGAL: (i) automated litigation support, including document conversion, computer indexing and automated document retrieval; (ii) litigation consulting services such as discovery assistance, labor discrimination, forensic analysis and other trial support services; (iii) high-speed, multiple-set reproduction of documents; (iv) records acquisition in the form of subpoena of business documents and service of process; and (v) employee and investor services, which provide administration, record keeping and information processing services.

    F.Y.I. HEALTHSERVE: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institution's medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state government disability, worker's compensation claims and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999

REVENUE

    Revenue increased 50.5% from $71.6 million for the three months ended March 31, 1999 to $107.8 million for the three months ended March 31, 2000. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to March 31, 1999; and (ii) internal growth of 12.7% in revenue at the companies owned for longer than one year, based on the acquisition anniversary date. This internal growth was primarily attributable to our F.Y.I. Image segment and our F.Y.I. HealthSERVE and government services business.

GROSS PROFIT

    Gross profit increased 52.3% from $25.6 million for the three months ended March 31, 1999 to $39.0 million for the three months ended March 31, 2000, largely due to acquisitions completed subsequent to March 31, 1999. Gross profit as a percentage of revenue increased from 35.7% for the three months ended March 31, 1999 to 36.2% for the three months ended March 31, 2000, primarily due to higher profit margins associated with new acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 50.9% from $15.6 million, or 21.7% of revenue, for the three months ended March 31, 1999 to $23.5 million, or 21.8% of revenue, for the three months ended March 31, 2000. This increase in SG&A was a result of:
(i) SG&A incurred at companies acquired subsequent to March 31, 1999; and (ii) increased corporate overhead required to manage the consolidated group.

OPERATING INCOME

    Operating income increased 49.0% from $9.1 million, or 12.8% of revenue, for the three months ended March 31, 1999 to $13.6 million, or 12.6% of revenue, for the three months ended March 31, 2000, largely attributable to the factors discussed above.

INCOME BEFORE INCOME TAXES AND NET INCOME

    Income before income taxes increased 35.8% from $8.8 million for the three months ended March 31, 1999 to $11.9 million for the three months ended March 31, 2000, and net income increased 35.8% from $5.3 million for the three months ended March 31, 1999 to $7.2 million for the three months ended March 31, 2000, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, we had $48.2 million of working capital and $11.9 million of cash. Cash flows provided by operating activities for the three months ended March 31, 2000 were $6.5 million and were due to an increase in revenue and partially offset by an increase in accounts receivable. Net cash used in investing activities was $44.4 million, primarily due to payment of $40.8 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $40.5 million, primarily due to borrowings on our line of credit.

    During the three months ended March 31, 1999, net cash flows provided by operating activities were $7.5 million. Net cash used in investing activities was $17.6 million, as we paid $13.9 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $4.6 million.

    In February 1998, we entered into our line of credit with Paribas (the "1998 Credit Agreement"). Under the 1998 Credit Agreement, we could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999 and August 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100 million and $125 million, respectively. In November 1999, we further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150 million. In May 2000, the 1998 Credit Agreement was further amended to increase the aggregate principal limit to $175 million from $150 million. The availability under the 1998 Credit Agreement as of May 5, 2000 was $37.7 million for acquisitions, working capital and general corporate purposes. Depending on the mix of stock and cash used to execute our acquisition program, we may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

    In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in our acquisition program (the "Acquisition Shelf"), of which 2,994,231 shares were available as of March 31, 2000.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not ordinarily use financial instruments, such as derivatives, to manage the impact of interest rate changes or other market risks in our business and we are not party to any leveraged financial instruments.

PART II.      OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

RECENT DEVELOPMENTS

ACQUISITIONS

    Since December 31, 1999, we have acquired the following document and information outsourcing solutions businesses: (i) Mailing & Marketing, Inc., a direct mail, print, and fulfillment business located in California; (ii) Global Direct, Inc., a direct mail production business located in Oklahoma; and (iii) Pinnacle Legal Copies, Inc. and PLCI, Inc., a legal copy service business located in Minnesota and Wisconsin.

AMENDMENT TO CREDIT AGREEMENT

    In May 2000, the 1998 Credit Agreement was amended to increase the aggregate principal limit to $175 million from $150 million.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of our stock price, development by competitors of new or superior products, technology or services, the entry into the market by new competitors, the sufficiency of our working capital and our ability to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue our acquisition program, to manage our growth, to retain management, to implement our focused business strategy, to expand our document and information management services geographically, to attract and retain customers, to increase revenue by cross-selling services and to successfully defend our company in ongoing and future litigation. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.77 Amended and Restated Employment Agreement between F.Y.I. Incorporated and Jonathan B. Shaw

     10.78 Fifth Amendment to Amended and Restated Credit Agreement dated April 13, 2000, by and among F.Y.I. Incorporated, Paribas, Bank of America N.A., and Bank One, Texas N.A. and the Lenders named therein.

     27.1     Financial Data Schedule


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                 F.Y.I. Incorporated

Date:  May 12, 2000              By: /s/ Ed H. Bowman, Jr.
                                     ------------------------------------------
                                      Ed H. Bowman, Jr.
                                      Chief Executive Officer and President

Date:  May 12, 2000              By: /s/ Timothy J. Barker
                                     ------------------------------------------
                                      Timothy J. Barker
                                      Executive Vice President and Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.77         Amended and Restated Employment Agreement between F.Y.I.
               Incorporated and Jonathan B. Shaw

 10.78         Fifth Amendment to Amended and Restated Credit Agreement dated
               April 13, 2000, by and among F.Y.I. Incorporated, Paribas, Bank of America N.A., and Bank One, Texas N.A. and the Lenders named therein.

 27.1          Financial Data Schedule
