Form 10-Q
period 2000-06-30
FYI INC
filed 2000-08-11
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 2000, or

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

As of July 31, 2000, 15,443,021 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000

                                      INDEX


   PART I.     FINANCIAL INFORMATION                                                           3

   Item 1      Financial Statements                                                            3

               Consolidated Balance  Sheets - December 31, 1999 and June 30, 2000
               (unaudited)                                                                     4

               Consolidated Statements of Operations - Three months and
               six months ended June 30, 1999 and 2000 (unaudited)                             5

               Consolidated Statements of Cash Flows - Six months ended
               June 30, 1999 and 2000 (unaudited)                                              6

               Notes to Consolidated Financial Statements - June 30, 2000                      7

   Item 2      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          11

   Item 3      Quantitative and Qualitative Disclosures about Market Risk                     14

   PART II.    OTHER INFORMATION                                                            II-1

   Item 4      Submission of Matters to a Vote of Security Holders                          II-1

   Item 5      Other Information                                                            II-1

               Recent Developments                                                          II-1

               Risks Associated with Forward-Looking Statements                             II-2

   Item 6      Exhibits and Reports on Form 8-K                                             II-3

               SIGNATURES                                                                   II-4

               INDEX TO EXHIBITS                                                            II-5

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                DECEMBER 31,    JUNE 30,
                                                                                    1999          2000
                                                                                ------------   -----------
                                     ASSETS                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $     9,396    $    13,520
     Accounts receivable and notes receivable, less allowance for doubtful
     accounts of $8,835 and $12,612, respectively                                    82,863         94,312
     Notes receivable, shareholders - short-term                                        269             --
     Inventories                                                                      5,695          5,727
     Prepaid expenses and other current assets                                        8,396          9,566
                                                                                -----------    -----------
         Total current assets                                                       106,619        123,125

PROPERTY, PLANT AND EQUIPMENT, NET                                                   46,512         49,364
GOODWILL AND OTHER INTANGIBLES, net of amortization of
    $10,728 and $14,625, respectively                                               212,316        256,351
OTHER NONCURRENT ASSETS                                                               3,908          4,629
                                                                                -----------    -----------

                     Total assets                                               $   369,355    $   433,469
                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                   $    85,302   $     61,720
     Current maturities of long-term obligations                                      1,204            855
                                                                                -----------    -----------
         Total current liabilities                                                   86,506         62,575

LONG-TERM OBLIGATIONS, net of current maturities                                     85,172        138,416
OTHER LONG-TERM OBLIGATIONS                                                          22,668         17,975
                                                                                -----------    -----------
         Total liabilities                                                          194,346        218,966

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
         0 shares issued and outstanding                                                 --             --
     Common stock, $.01 par value, 26,000,000 shares authorized,
         14,581,639 and 15,419,031 shares issued and outstanding at
         December 31, 1999 and June 30, 2000, respectively                              146            154
     Additional paid-in-capital                                                     120,179        144,788
     Retained earnings                                                               55,185         70,212
                                                                                -----------    -----------
                                                                                    175,510        215,154
     Less - Treasury stock, $.01 par value, 36,670 and 42,187 shares
         at December 31, 1999 and June 30, 2000, respectively                          (501)          (651)
                                                                                -----------    -----------
         Total stockholders' equity                                                 175,009        214,503
                                                                                -----------    -----------

         Total liabilities and stockholders' equity                             $   369,355    $   433,469
                                                                                ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                               ---------------------------   --------------------------
                                                   1999           2000          1999            2000
                                               -----------    -----------    -----------    -----------
                                                        (UNAUDITED)                      (UNAUDITED)
REVENUE                                        $    81,587    $   114,400    $   153,199    $   222,165

COST OF SERVICES                                    49,958         68,140         94,106        133,813
DEPRECIATION                                         1,922          3,571          3,786          6,687
                                               -----------    -----------    -----------    -----------
         Gross profit                               29,707         42,689         55,307         81,665
SELLING, GENERAL, AND
     ADMINISTRATIVE EXPENSES                        18,644         25,331         34,199         48,805
AMORTIZATION                                         1,038          2,046          1,947          3,936
                                               -----------    -----------    -----------    -----------
         Operating income                           10,025         15,312         19,161         28,924

OTHER (INCOME) EXPENSE:
         Interest expense                              759          2,458          1,256          4,310
         Interest income                              (109)          (111)          (214)          (212)
         Other income, net                            (186)          (143)          (231)          (219)
                                               -----------    -----------    -----------    -----------
         Income before income taxes                  9,561         13,108         18,350         25,045

PROVISION FOR INCOME TAXES                           3,824          5,243          7,340         10,018
                                               -----------    -----------    -----------    -----------

NET INCOME                                     $     5,737    $     7,865    $    11,010    $    15,027
                                               ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE
         Basic                                 $      0.41    $      0.52    $      0.79    $      1.01
                                               ===========    ===========    ===========    ===========
         Diluted                               $      0.39    $      0.50    $      0.75    $      0.96
                                               ===========    ===========    ===========    ===========

WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING
         Basic                                      14,028         15,050         13,984         14,807
                                               ===========    ===========    ===========    ===========
         Diluted                                    14,710         15,715         14,644         15,617
                                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   --------------------------------
                                                                                      1999                 2000
                                                                                   -----------          -----------
                                                                                              (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                   $    11,010          $    15,027
      Adjustments to reconcile net income to net cash provided
           by operating activities:
                Depreciation and amortization                                            5,733               10,623
                Change in operating assets and liabilities:
                    Accounts receivable                                                 (7,063)              (2,874)
                    Prepaid expenses and other assets                                    4,735               (3,066)
                    Accounts payable and other liabilities                              (3,743)              (6,576)
                                                                                   -----------          -----------
                        Net cash provided by operating activities                       10,672               13,134

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                            (10,194)              (6,656)
  Cash paid for acquisitions, net of cash acquired                                     (22,127)             (61,008)
                                                                                   -----------          -----------
                        Net cash used in investing activities                          (32,321)             (67,664)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net                                               2,483                7,075
  Distribution to shareholders of pooled companies                                          --                 (174)
  Proceeds from long-term obligations                                                   29,250               69,500
  Principal payments on long-term obligations                                          (12,463)             (17,747)
                                                                                   -----------          -----------
                        Net cash provided by financing activities                       19,270               58,654

  NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (2,379)               4,124


  CASH AND CASH EQUIVALENTS, beginning of period                                        14,592                9,396
                                                                                   -----------          -----------

  CASH AND CASH EQUIVALENTS, end of period                                         $    12,213          $    13,520
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

    In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at June 30, 2000, our results of operations for the three and six months ended June 30, 1999 and 2000, and our cash flows for the six months ended June 30, 1999 and 2000. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on March 23, 2000. The results of operations for the three and six month periods ended June 30, 1999 and 2000 may not be indicative of the results for the full year.

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

2.  WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):



                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                    -------------------------------   -------------------------------
                                                          1999            2000             1999             2000
                                                    ---------------  --------------   --------------  ---------------
Basic weighted average common shares                         14,028          15,050           13,984           14,807

Weighted average options, warrants and
   other contingent consideration                               682             665              660              810
                                                    ---------------  --------------   --------------  ---------------

Diluted weighted average common shares                       14,710          15,715           14,644           15,617
                                                    ===============  ==============   ==============  ===============



3.  BUSINESS COMBINATIONS

2000 ACQUISITIONS

    During the first six months of 2000, we acquired four document and information management outsourcing solutions businesses, which were accounted for as purchases (the "Purchased Companies"). These acquisitions were (i) Mailing and Marketing, Inc., (ii) Global Direct, Inc., (iii) Pinnacle Legal Copies, Inc. and (iv) PLCI, Inc., and Lexicode Corporation. The aggregate consideration paid for the Purchased Companies consisted of $42.0 million in cash and 115,152 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):


         Consideration Paid                               $    44,796
         Estimated Fair Value of Tangible Assets               15,109
         Estimated Fair Value of Liabilities                    9,469
         Goodwill                                              39,156




    The weighted average fair market values of the shares of common stock used in calculating the consideration paid for the Purchased Companies was $24.53 per share, which represents a 20% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

    The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different than the final allocations.

CONTINGENT CONSIDERATION

    Certain of our acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During the first six months of 2000, we paid consideration of $15.8 million in cash and 377,685 shares of common stock in relation to contingent consideration agreements that have been finalized. Based upon the evaluation of cumulative earnings through June 30, 2000 against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $23.6 million, of which $10.7 million is classified as accounts payable and accrued liabilities and will be settled in cash and $12.9 million is classified as long-term obligations and will be settled in common stock. All of the periods applicable for the earnout targets have not been completed, and the amounts paid at the conclusion are likely to be different from amounts presently accrued.

INTANGIBLE ASSETS

    All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries regarding the outsourcing of document management functions in the foreseeable future, the enterprise goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net income over the remaining life of the intangibles or other long-lived assets. The goodwill associated with a majority of our acquisitions is not deductible for income tax purposes.

4.  SEGMENT REPORTING

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

    F.Y.I. HealthSERVE: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of the medical records of healthcare institutions; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for disability and worker's compensation claims of state governments and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

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

    We measure segment profit as income before income taxes. Information on segments follows (in thousands):



                                                      THREE MONTHS ENDED JUNE 30, 2000
                               --------------------------------------------------------------------------------

                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct   Consolidated
                               ------------  ------------    -----------------    -------------   ------------
Revenue                           $35,544       $22,272           $36,222            $20,362       $114,400
Income before income taxes          3,831         2,612             5,162              1,503         13,108


                                                    THREE MONTHS ENDED JUNE 30, 1999 (1)
                               --------------------------------------------------------------------------------

                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct   Consolidated
                               ------------  ------------    -----------------    -------------   ------------

Revenue                           $19,218       $22,197           $26,804            $13,368       $ 81,587
Income before income taxes          1,644         3,012             3,427              1,478          9,561


                                                       SIX MONTHS ENDED JUNE 30, 2000
                               --------------------------------------------------------------------------------

                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct   Consolidated
                               ------------  ------------    -----------------    -------------   ------------

Revenue                           $72,110       $43,555           $67,611            $38,889       $222,165
Income before income taxes          8,379         5,221             8,836              2,609         25,045


                                                     SIX MONTHS ENDED JUNE 30, 1999 (1)
                               --------------------------------------------------------------------------------

                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct   Consolidated
                               ------------  ------------    -----------------    -------------   ------------

Revenue                           $34,792       $42,834           $52,662            $22,911       $153,199
Income before income taxes          4,395         5,069             7,019              1,867         18,350




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

INTRODUCTION

    We provide a wide variety of document and information outsourcing solutions and draw upon our available services to develop solutions for our clients based on their specific needs. The current document and information outsourcing solutions that we provide are generally divided into the following strategic business units: F.Y.I. HealthSERVE; F.Y.I. Legal; F.Y.I. Image; and F.Y.I. Direct. See Note 4 in Notes to Consolidated Financial Statements for further description of these strategic business units.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    REVENUE

    Revenue increased 40.2% from $81.6 million for the three months ended June 30, 1999 to $114.4 million for the three months ended June 30, 2000. This increase was largely due to revenue from the acquisitions completed subsequent to June 30, 1999 and internal revenue growth, excluding acquired revenue, of 14.3%. This revenue growth was primarily attributable to an increase in government services revenue for document imaging services and higher revenue from class action administration services.

    GROSS PROFIT

    Gross profit increased 43.7% from $29.7 million for the three months ended June 30, 1999 to $42.7 million for the three months ended June 30, 2000, largely due to acquisitions completed subsequent to June 30, 1999. Gross profit as a percentage of revenue increased from 36.4% for the three months ended June 30, 1999 to 37.3% for the three months ended June 30, 2000, primarily due to favorable leverage from revenue growth in the government and healthcare businesses and higher margins earned on class action administration services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 35.9% from $18.6 million, or 22.9% of revenue, for the three months ended June 30, 1999 to $25.3 million, or 22.1% of revenue, for the three months ended June 30, 2000. This increase was a result of SG&A at companies acquired subsequent to June 30, 1999 and increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 52.7% from $10.0 million, or 12.3% of revenue, for the three months ended June 30, 1999 to $15.3 million, or 13.4% of revenue, for the three months ended June 30, 2000, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND NET INCOME

    Income before income taxes increased 37.1% from $9.6 million for the three months ended June 30, 1999 to $13.1 million for the three months ended June 30, 2000, and net income increased 37.1% from $5.7 million for the three months ended June 30, 1999 to $7.9 million for the three months ended June 30, 2000, largely attributable to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    REVENUE

    Revenue increased 45.0% from $153.2 million for the six months ended June 30, 1999 to $222.2 million for the six months ended June 30, 2000. This increase was largely due to revenue from the acquisitions completed subsequent to June 30, 1999 and internal revenue growth, excluding acquired revenue, of 15.6%. This internal growth was primarily attributable to continued growth in government services imaging revenue, higher healthcare conversion revenue, and higher class action administration revenue.

    GROSS PROFIT

    Gross profit increased 47.7% from $55.3 million for the six months ended June 30, 1999 to $81.7 million for the six months ended June 30, 2000, largely due to acquisitions completed subsequent to June 30, 1999. Gross profit as a percentage of revenue increased from 36.1% for the six months ended June 30, 1999 to 36.8% for the six months ended June 30, 2000, primarily due to higher profit margins associated with government and healthcare services and class action administration services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 42.7% from $34.2 million, or 22.3% of revenue, for the six months ended June 30, 1999 to $48.8 million, or 22.0% of revenue, for the six months ended June 30, 2000. This increase was a result of SG&A at companies acquired subsequent to June 30, 1999 and increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 51.0% from $19.2 million, or 12.5% of revenue, for the six months ended June 30, 1999 to $28.9 million, or 13.0% of revenue, for the six months ended June 30, 2000, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND NET INCOME

    Income before income taxes increased 36.5% from $18.4 million for the six months ended June 30, 1999 to $25.0 million for the six months ended June 30, 2000, and net income increased 36.5% from $11.0 million for the six months ended June 30, 1999 to $15.0 million for the six months ended June 30, 2000, largely attributable to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, we had $60.6 million of working capital and $13.5 million of cash. Cash flows provided by operating activities for the six months ended June 30, 2000 were $13.1 million. Net cash provided by operating activities was approximately 87.4% of net income for the six months ended June 30, 2000, mostly due to increased revenue and partially offset by income tax payments and an increase in accounts receivable. Net cash used in investing activities was $67.7 million, as we paid $61.0 million for acquisitions, net of cash acquired, including contingent consideration related to prior year acquisitions. Net cash provided by financing activities was $58.7 million, primarily due to borrowings of $69.5 million on our line of credit, net of principal payments on assumed debt of $135.5 million.

    During the six months ended June 30, 1999, net cash flows provided by operating activities were $10.7 million. Net cash used in investing activities was $32.3 million, as we paid $22.1 million for acquisitions, net of cash acquired. Net cash provided by financing activities was $19.3 million.

    In February 1998, we entered into our line of credit with BNP Paribas (the "1998 Credit Agreement"). Under this agreement, we initially could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999 and August 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100 million and $125 million, respectively. In November 1999, we further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150 million. In May 2000, the 1998 Credit Agreement was further amended to increase the aggregate principal limit to $175 million from $150 million. In July 2000, the 1998 Credit Agreement was amended to extend its revolving term by one year. The availability under the 1998 Credit Agreement as of July 31, 2000 was $26.2 million for acquisitions, working capital and general corporate purposes. Depending on the mix of stock and cash used to execute our acquisition program, we may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

    In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 2,897,065 shares were available as of June 30, 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not ordinarily use financial instruments, such as derivatives, to manage the impact of interest rate changes or other market risks in our business and we are not party to any leveraged financial instruments.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 11, 2000, we held our annual meeting of stockholders. The stockholders elected eight (8) directors. The director nominees received the following votes:



                                                                    Number of Votes
                                                                    ---------------
         Nominee                             For            Against/Withheld     Abstentions      Broker Non-Votes
         -------                             ---            ----------------     -----------      ----------------
    Ed H. Bowman, Jr.                     11,136,468            1,098,392             -                   -
    Michael J. Bradley                    11,498,508              736,352             -                   -
    David Lowenstein                      11,498,508              736,352             -                   -
    Donald F. Moorehead, Jr.              11,498,508              736,352             -                   -
    Joe A. Rose                           11,498,508              736,352             -                   -
    Hon. Edward M. Rowell                 11,498,508              736,352             -                   -
    Jonathan B. Shaw                      11,498,508              736,352             -                   -
    Thomas C. Walker                      11,498,508              736,352             -                   -




Additionally, the proposed warrants were approved and adopted with the following votes:



                                   Number of Votes
                                   ---------------
         For             Against/Withheld   Abstentions       Broker Non-Votes
         ---             ----------------   -----------       ----------------
      10,733,192               564,309         23,520              913,839




ITEM 5.   OTHER INFORMATION

RECENT DEVELOPMENTS

ACQUISITIONS

    In July 2000, we acquired RTI Laser Print Services, Inc., a statement processing company located in Farmingdale, New York.

AMENDMENT TO CREDIT AGREEMENT

    In July 2000, the 1998 Credit Agreement was amended to extend its revolving term by one year.

OFFICERS

    In June 2000, Margot T. Lebenberg resigned from her position as Senior Vice President, Secretary and General Counsel. In July 2000, Timothy J. Barker resigned his position of Executive Vice President and Chief Financial Officer, but agreed to remain with us for a period of time to assist with his successor's transition. On July 31, 2000, Barry L. Edwards joined us as Executive Vice President and Chief Financial Officer.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits

     10.79 Sixth Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2000, by and among F.Y.I. Incorporated, BNP Paribas, Bank of America N.A., Bank One, Texas N.A. and the Lenders named therein.

     10.80    Employment Agreement between F.Y.I. Incorporated and
              Barry L. Edwards


     27.1     Financial Data Schedule


(b)  Reports on Form 8-K

     None



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                    F.Y.I. Incorporated

Date:  August 11, 2000              By: /s/ Ed H. Bowman, Jr.
                                        --------------------------------------
                                         Ed H. Bowman, Jr.
                                         Chief Executive Officer and President

Date:  August 11, 2000              By: /s/ Barry L. Edwards
                                        --------------------------------------
                                         Barry L. Edwards
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
10.79       Sixth Amendment to Amended and Restated Credit Agreement, dated as of
            July 14, 2000, by and among F.Y.I. Incorporated, BNP Paribas, Bank of
            America N.A., Bank One, Texas N.A. and the Lenders named therein.

10.80       Employment Agreement between F.Y.I. Incorporated and Barry L. Edwards


27.1        Financial Data Schedule

