Form 10-Q
period 2000-09-30
FYI INC
filed 2000-11-13
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2000, or

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

                                  Yes __X__ No _____

As of November 8, 2000, 16,064,371 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

   PART I.      FINANCIAL INFORMATION                                                                    3

   Item 1       Financial Statements                                                                     3

                Consolidated  Balance  Sheets - December 31, 1999 and  September  30,
                2000 (unaudited)                                                                         4

                Consolidated Statements of Operations - Three months and
                nine months ended September 30, 1999 and 2000
                (unaudited)                                                                              5

                Consolidated Statements of Cash Flows - Nine months
                ended September 30, 1999 and 2000 (unaudited)                                            6

                Notes to Consolidated Financial Statements - September 30, 2000                          7

   Item 2       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   11

   Item 3       Quantitative and Qualitative Disclosures about Market Risk                              15

   PART II.     OTHER INFORMATION                                                                     II-1

   Item 6       Exhibits and Reports on Form 8-K                                                      II-1

                SIGNATURES                                                                            II-2

                INDEX TO EXHIBITS                                                                     II-3

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                                        1999              2000
                                                                                  ----------------  ----------------
                                     ASSETS                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                    $          9,396  $         13,400
     Accounts receivable and notes receivable, less allowance for doubtful
       accounts of $8,835 and $13,581, respectively                                         82,863            95,869
     Notes receivable, stockholders - short-term                                               269                --
     Inventories                                                                             5,695             5,682
     Prepaid expenses and other current assets                                               8,396             9,161
                                                                                  ----------------  ----------------
         Total current assets                                                              106,619           124,112

PROPERTY, PLANT AND EQUIPMENT, net                                                          46,512            51,322
GOODWILL AND OTHER INTANGIBLES, net of amortization of $10,728 and $16,945,
    respectively                                                                           212,316           267,358
OTHER NONCURRENT ASSETS                                                                      3,908             4,749
                                                                                  ----------------  ----------------

                     Total assets                                                 $        369,355  $        447,541
                                                                                  ================  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $         85,302  $         70,358
     Current maturities of long-term obligations                                             1,204               700
                                                                                  ----------------  ----------------
         Total current liabilities                                                          86,506            71,058

LONG-TERM OBLIGATIONS, net of current maturities                                            85,172           129,868
OTHER LONG-TERM OBLIGATIONS                                                                 22,668            17,707
                                                                                  ----------------  ----------------
         Total liabilities                                                                 194,346           218,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
         0 shares issued and outstanding                                                        --                --
     Common stock, $.01 par value, 26,000,000 shares authorized,
         14,581,639 and 15,648,286 shares issued and outstanding at
         December 31, 1999 and September 30, 2000, respectively                                146               156
     Additional paid-in-capital                                                            120,179           150,902
     Retained earnings                                                                      55,185            78,501
                                                                                  ----------------  ----------------
                                                                                           175,510           229,559
     Less - Treasury stock, $.01 par value, 36,670  and 42,187 shares
         at December 31, 1999 and September 30, 2000, respectively                            (501)             (651)
                                                                                  ----------------  ----------------
         Total stockholders' equity                                                        175,009           228,908
                                                                                  ----------------  ----------------

         Total liabilities and stockholders' equity                               $        369,355  $        447,541
                                                                                  ================  ================

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------------------------  -------------------------------
                                                         1999             2000            1999             2000
                                                    --------------   --------------  --------------   --------------
                                                              (UNAUDITED)                      (UNAUDITED)
REVENUE                                              $      95,591    $     118,384   $     244,553    $     340,548

COST OF SERVICES                                            58,921           70,376         148,789          204,187
DEPRECIATION                                                 2,349            3,530           6,136           10,217
                                                    --------------   --------------  --------------   --------------
         Gross profit                                       34,321           44,478          89,628          126,144
SELLING, GENERAL, AND
     ADMINISTRATIVE EXPENSES                                21,045           25,641          55,244           74,447
AMORTIZATION                                                 1,286            2,318           3,233            6,254
                                                    --------------   --------------  --------------   --------------
         Operating income                                   11,990           16,519          31,151           45,443

OTHER (INCOME) EXPENSE:
         Interest expense                                    1,421            2,901           2,678            7,212
         Interest income                                       (80)            (125)           (295)            (338)
         Other income, net                                      22              (73)           (209)            (292)
                                                    --------------   --------------- ---------------  ---------------
         Income before income taxes                         10,627           13,816          28,977           38,861

PROVISION FOR INCOME TAXES                                   4,251            5,526          11,591           15,544
                                                    --------------   --------------  --------------   --------------

NET INCOME                                           $       6,376    $       8,290   $      17,386    $      23,317
                                                     =============    =============   =============    =============

NET INCOME PER COMMON SHARE
         Basic                                       $        0.45    $         .54   $        1.23    $        1.55
                                                     =============    =============   =============    =============
         Diluted                                     $        0.42    $         .51   $        1.17    $        1.47
                                                     =============    =============   =============    =============

WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING
         Basic                                               14,277          15,471          14,081           15,029
                                                    ===============  ==============  ==============   ==============
         Diluted                                             15,190          16,368          14,826           15,867
                                                    ===============  ==============  ==============   ==============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                      1999                2000
                                                                                ----------------    ----------------
                                                                                             (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $17,386             $23,317
      Adjustments to reconcile net income to net cash provided
           by operating activities:
                Depreciation and amortization                                             9,369              16,471
                Change in operating assets and liabilities:
                    Accounts receivable                                                  (5,563)             (3,435)
                    Prepaid expenses and other assets                                    (7,758)             (1,457)
                    Accounts payable and other liabilities                               (2,436)             (3,138)
                                                                                   -------------       -------------
                        Net cash provided by operating activities                        10,998              31,758

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                             (15,308)             (9,739)
  Cash paid for acquisitions, net of cash acquired                                      (62,684)            (72,459)
                                                                                   -------------       -------------
                        Net cash used in investing activities                           (77,992)            (82,198)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net                                                3,619              11,768
  Proceeds from long-term obligations                                                    72,750              77,500
  Principal payments on long-term obligations                                           (16,138)            (34,824)
                                                                                   -------------       -------------
                        Net cash provided by financing activities                        60,231              54,444

  NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (6,763)              4,004

  CASH AND CASH EQUIVALENTS, beginning of period                                         14,592               9,396
                                                                                   -------------       -------------

  CASH AND CASH EQUIVALENTS, end of period                                         $      7,829        $     13,400
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

    In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at September 30, 2000, our results of operations for the three and nine months ended September 30, 1999 and 2000, and our cash flows for the nine months ended September 30, 1999 and 2000. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on March 23, 2000. The results of operations for the three and nine month periods ended September 30, 1999 and 2000 may not be indicative of the results for the full year.

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

2. WEIGHTED AVERAGE SHARES OUTSTANDING

    Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                    -------------------------------   -------------------------------
                                                          1999             2000             1999           2000
                                                    ---------------  --------------   --------------  ---------------
Basic weighted average common shares                         14,277          15,471           14,081           15,029

Weighted average options, warrants and other
     contingent consideration                                   913             897              745              838
                                                    ---------------  --------------   --------------  ---------------

Diluted weighted average common shares                       15,190          16,368           14,826           15,867
                                                    ===============  ==============   ==============  ===============

3.       BUSINESS COMBINATIONS

2000 ACQUISITIONS

    During the first nine months of 2000, we acquired five document and information management outsourcing solutions businesses, which were accounted for as purchases (the "Purchased Companies"). These acquisitions were (i) Mailing and Marketing, Inc., (ii) Global Direct, Inc., (iii) Pinnacle Legal Copies, Inc. and PLCI, Inc., (iv) Lexicode Corporation, and (v) RTI Laser Print Services, Inc. The aggregate consideration paid for the Purchased Companies consisted of $51.0 million in cash and 205,351 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):

         Consideration Paid                               $    56,196
         Estimated Fair Value of Identifiable Assets           19,000
         Estimated Fair Value of Liabilities                   10,624
         Goodwill                                              47,820

    The weighted average fair market values of the shares of common stock used in calculating the consideration paid for the Purchased Companies was $25.44 per share, which represents a 20% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

    The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different from the final allocations.

CONTINGENT CONSIDERATION

    Certain of our acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During the first nine months of 2000, we paid consideration of $18.2 million in cash and 382,685 shares of common stock in relation to contingent consideration agreements that have been finalized. Based upon the evaluation of cumulative earnings through September 30, 2000 against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $26.3 million, of which $13.8 million is classified as accounts payable and accrued liabilities and will be settled in cash and $12.5 million is classified as long-term obligations and will be settled in common stock. All of the periods applicable for the earnout targets have not been completed, and additional amounts may be payable in future periods under the terms of the agreements.

INTANGIBLE ASSETS

    All intangibles are considered enterprise goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries regarding the outsourcing of document management functions in the foreseeable future, the enterprise goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management uses an estimate of undiscounted net cash flows over the remaining life of the intangibles or other long-lived assets. The goodwill associated with a majority of our acquisitions is not deductible for income tax purposes.

4. SEGMENT REPORTING

    We and our subsidiaries are principally engaged in document and information outsourcing services. We have identified segments based on management responsibility as follows:

    F.Y.I. Image: (i) electronic imaging services involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) analog services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) claims processing; and (v) integrated solutions, which deliver technical services with a focus on document imaging, work flow, COLD (Computer Output to Laser Disc) and document information management systems using third party imaging systems.

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

    F.Y.I. HealthSERVE: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of the medical records of healthcare institutions; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state governments and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

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

    We measure segment profit as income before income taxes. Information on segments follows (in thousands):

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2000
                               ------------------------------------------------------------------------------
                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct  Consolidated
                               ------------  ------------    -----------------    -------------  ------------
Revenue                           $36,320       $22,751           $37,337            $21,976       $118,384
Income before income taxes          3,803         3,507             4,695              1,811         13,816


                                                  THREE MONTHS ENDED SEPTEMBER 30, 1999 (1)
                               --------------------------------------------------------------------------------
                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct  Consolidated
                               ------------  ------------    -----------------    -------------  ------------
Revenue                           $37,007       $20,918           $24,884           $12,782        $95,591
Income before income taxes          5,752         2,124             2,109               642         10,627


                                                    NINE MONTHS ENDED SEPTEMBER 30, 2000
                               --------------------------------------------------------------------------------
                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct  Consolidated
                               ------------  ------------    -----------------    -------------  ------------
Revenue                          $108,430       $66,306          $104,948           $60,864       $340,548
Income before income taxes         12,181         8,729            13,531             4,420         38,861


                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999 (1)
                               --------------------------------------------------------------------------------
                               F.Y.I. Image  F.Y.I. Legal    F.Y.I.HealthSERVE    F.Y.I. Direct  Consolidated
                               ------------  ------------    -----------------    -------------  ------------
Revenue                           $71,528       $62,610           $74,758           $35,657       $244,553
Income before income taxes         10,263         7,150             8,987             2,577         28,977

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    REVENUE

    Revenue increased 23.8% from $95.6 million for the three months ended September 30, 1999 to $118.4 million for the three months ended September 30, 2000. This increase was largely due to revenue from the acquisitions completed subsequent to September 30, 1999 and internal revenue growth, excluding acquired revenue, of 8.4%. This revenue growth was primarily attributable to an increase in government services revenue for document imaging services and higher revenue from class action administration services.

    GROSS PROFIT

    Gross profit increased 29.6% from $34.3 million for the three months ended September 30, 1999 to $44.5 million for the three months ended September 30, 2000, largely due to acquisitions completed subsequent to September 30, 1999. Gross profit as a percentage of revenue increased from 35.9% for the three months ended September 30, 1999 to 37.6% for the three months ended September 30, 2000, primarily due to favorable leverage from revenue growth in the government and healthcare businesses, higher margins on recent acquisitions and higher margins earned on class action administration services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 21.8% from $21.0 million, or 22.0% of revenue, for the three months ended September 30, 1999 to $25.6 million, or 21.7% of revenue, for the three months ended September 30, 2000. This increase was a result of SG&A at companies acquired subsequent to September 30, 1999 and increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 37.8% from $12.0 million, or 12.5% of revenue, for the three months ended September 30, 1999 to $16.5 million, or 14.0% of revenue, for the three months ended September 30, 2000, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND NET INCOME

    Income before income taxes increased 30.0% from $10.6 million for the three months ended September 30, 1999 to $13.8 million for the three months ended September 30, 2000, and net income increased 30% from $6.4 million for the three months ended September 30, 1999 to $8.3 million for the three months ended September 30, 2000, largely attributable to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    REVENUE

    Revenue increased 39.3% from $244.6 million for the nine months ended September 30, 1999 to $340.5 million for the nine months ended September 30, 2000. This increase was largely due to revenue from the acquisitions completed subsequent to September 30, 1999 and internal revenue growth, excluding acquired revenue, of 14.7%. This internal growth was primarily attributable to continued growth in government services imaging revenue, higher healthcare conversion revenue, and higher class action administration revenue.

    GROSS PROFIT

    Gross profit increased 40.7% from $89.6 million for the nine months ended September 30, 1999 to $126.1 million for the nine months ended September 30, 2000, largely due to acquisitions completed subsequent to September 30, 1999. Gross profit as a percentage of revenue increased from 36.6% for the nine months ended September 30, 1999 to 37.0% for the nine months ended September 30, 2000, primarily due to higher profit margins associated with government and healthcare services, higher than average margins on acquisitions and class action administration services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 34.8% from $55.2 million, or 22.6% of revenue, for the nine months ended September 30, 1999 to $74.4 million, or 21.9% of revenue, for the nine months ended September 30, 2000. This increase was a result of SG&A at companies acquired subsequent to September 30, 1999 and increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 45.9% from $31.2 million, or 12.7% of revenue, for the nine months ended September 30, 1999 to $45.4 million, or 13.3% of revenue, for the nine months ended September 30, 2000, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND NET INCOME

    Income before income taxes increased 34.1% from $29.0 million for the nine months ended September 30, 1999 to $38.9 million for the nine months ended September 30, 2000, and net income increased 34.1% from $17.4 million for the nine months ended September 30, 1999 to $23.3 million for the nine months ended September 30, 2000, largely attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, we had $53.1 million of working capital and $13.4 million of cash. Cash flows provided by operating activities for the nine months ended September 30, 2000 were $31.8 million. Net cash provided by operating activities was approximately 136% of net income for the nine months ended September 30, 2000, mostly due to increased revenue and partially offset by income tax payments and an increase in accounts receivable. Net cash used in investing activities was $82.2 million for the nine months ended September 30, 2000, as we paid $72.5 million for acquisitions, net of cash acquired, including contingent consideration related to prior year acquisitions. Net cash provided by financing activities was $54.4 million for the nine months ended September 30, 2000, primarily due to borrowings of $77.5 million on our line of credit, net of principal payments of $34.8 million on long-term obligations.

    During the nine months ended September 30, 1999, net cash flows provided by operating activities were $11.0 million. Net cash used in investing activities during such period was $78.0 million, as we paid $62.7 million for acquisitions, net of cash acquired. Net cash provided by financing activities during such period was $60.2 million.

    In February 1998, we entered into our line of credit with BNP Paribas (the "1998 Credit Agreement"). Under this agreement, we initially could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999 and August 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100 million and $125 million, respectively. In November 1999, we further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150 million. In May 2000, the 1998 Credit Agreement was further amended to increase the aggregate principal limit to $175 million from $150 million. In July 2000, the 1998 Credit Agreement was amended to extend its revolving term by one year. The availability under the 1998 Credit Agreement as of October 31, 2000 was $36.2 million for acquisitions, working capital and general corporate purposes. Depending on the mix of stock and cash used to execute our acquisition program, we may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

    In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 2,806,866 shares were available as of September 30, 2000.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of our stock price, development by competitors of new or superior products, technology or services, the entry into the market by new competitors, the sufficiency of our working capital and our ability to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue our acquisition program, to manage our growth, to retain management, to implement our focused business strategy, to expand our document and information management services geographically, to attract and retain customers, to increase revenue by cross-selling services and to successfully defend our company in ongoing and future litigation. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Further, we disclaim any obligation to update any such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not ordinarily use financial instruments, such as derivatives, to manage the impact of interest rate changes or other market risks in our business and we are not party to any leveraged financial instruments.

PART II.      OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.81 Letter agreement, dated July 25, 2000, between Timothy J. Barker and F.Y.I. Incorporated regarding modifications to Employment Agreement.

     10.82 Employment Agreement dated as of August 1, 2000 between F.Y.I. Incorporated and Charles S. Gilbert.

     10.83 Employment Agreement, dated as of September 5, 2000, between F.Y.I. Incorporated and Michael S. Rupe.

     27.1     Financial Data Schedule

     27.2     1999 Restated Financial Data Schedule


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                 F.Y.I. Incorporated

Date:  November 13, 2000         By:  /s/ Ed H. Bowman, Jr.
                                    --------------------------------------------
                                      Ed H. Bowman, Jr.
                                      Chief Executive Officer and President

Date:  November 13, 2000         By:  /s/ Barry L. Edwards
                                    --------------------------------------------
                                      Barry L. Edwards
                                      Executive Vice President and Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -----------
10.81    Letter agreement, dated July 25, 2000, between Timothy J. Barker and
         F.Y.I. Incorporated regarding modifications to Employment Agreement.

10.82    Employment Agreement dated as of August 1, 2000 between F.Y.I.
         Incorporated and Charles S. Gilbert.

10.83    Employment Agreement, dated as of September 5, 2000, between F.Y.I.
         Incorporated and Michael S. Rupe.

27.1     Financial Data Schedule

27.2     1999 Restated Financial Data Schedule