Form 10-K405
period 2000-12-31
FYI INC
filed 2001-03-30
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------
                                    FORM 10-K

      (MARK ONE)
         /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM    TO

                         COMMISSION FILE NUMBER 0-27444
                              ---------------------
                               F.Y.I. INCORPORATED
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                75-2560895
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

  3232 MCKINNEY AVE., SUITE 1000, DALLAS, TEXAS                 75204
    (Address of principal executive offices)                  (zip code)

                                 (214) 953-7555
                         Registrant's telephone number,
                              including area code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2001 was $539,854,083, based on the last sale price of $33.63 of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on February 28, 2001.

     As of February 28, 2001, 16,204,138 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Form 10-K.

                               F.Y.I. INCORPORATED

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                       PAGE
                                     PART I

Item 1.    Business.................................................................................     1
Item 2.    Properties...............................................................................    13
Item 3.    Legal Proceedings........................................................................    13
Item 4.    Submission of Matters to a Vote of Security Holders......................................    13

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................    14

Item 6.    Selected Financial Data..................................................................    14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....    16

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............................    21

Item 8.    Financial Statements and Supplementary Data..............................................    22

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....    42

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.......................................    43

Item 11.   Executive Compensation...................................................................    43

Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................    43

Item 13.   Certain Relationships and Related Transactions...........................................    43

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................    44


                                     PART I

         This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of our stock price, development by competitors of new or superior products or services, the entry into the market by new competitors, the sufficiency of our working capital and our ability to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue our acquisition program, to retain management, to implement our focused business strategy to expand our business process outsource solutions geographically, to attract and retain customers, to increase revenue by cross-selling services and to successfully defend our company in ongoing and future litigation. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. BUSINESS

GENERAL

         We are a leading provider of business process outsourcing solutions. We offer customers in information-intensive industries - such as healthcare, law, banking, insurance, retailing, high tech, manufacturing and government - the solutions to manage their information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

         As a national, single-source provider, we operate approximately 140 facilities nationwide with over 11,000 employees providing services in 45 states, Washington, D.C., Puerto Rico, Mexico and the Caribbean.

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

         An estimated four trillion documents are generated annually in the United States. A significant portion of the processing, management and storage of these documents is outsourced to small service companies. Further, we believe that the business process outsourcing solutions market is growing due to several factors, including: (i) government regulations that require lengthy document retention periods and rapid accessibility for many types of records; (ii) increased customer expectations of low cost access to records on short notice and, in many instances, at disparate locations; (iii) the increasing litigiousness of society, necessitating access to relevant documents and records for extended periods; and (iv) continuing advancements in computer, networking, facsimile, printing and other technologies that have greatly facilitated the production and wide distribution of documents.

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

         The business process outsourcing solutions business continues to be fragmented. We believe that many small business process outsourcing solutions businesses: (i) have insufficient capital for expansion; (ii) cannot keep abreast of rapidly changing technologies; (iii) lack effective marketing programs; and (iv) are unable to meet the needs of large, geographically dispersed clients. In addition, there are a limited number of options for owners of these businesses to obtain liquidity by selling their businesses. As a result, we believe that many owners of these businesses will continue to be receptive to our acquisition program, which will selectively focus on specific companies that we believe will add significant synergies to our existing operating base.

BUSINESS STRATEGY

         Our goal is to become a leading national provider of business process outsourcing solutions to information and document intensive industries, including: healthcare, law, banking, insurance, retailing, high tech, manufacturing and government. In order to achieve this goal, we have implemented the following focused business strategy, which we believe will attract and retain clients:

         ECONOMIES AND EFFICIENCIES. We intend to deliver better, faster and more cost effective services than our competitors.

         SCOPE AND SCALE. We plan to continue to establish a full range of business processing outsourcing operations to meet the diverse needs of customers by implementing a strategy through expansion of existing businesses and selected acquisitions. We intend to continue to handle large volume projects.

         FLEXIBLE SERVICE DELIVERY. We intend to continue to provide outsourced service bureaus, on-site facility management and dedicated operations.

         INFORMATION AND TECHNOLOGY LIFECYCLES. We intend to continue to be involved during the stages of the information lifecycle from data capture, conversion and storage to analysis and output processing. In addition, we expect to continue to be involved in the technology lifecycles from analog and electronic to web-based technology.

         CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. We intend to capitalize on cross-selling opportunities in two primary ways. First, we intend to continue to sell our existing clients additional business process outsourcing solutions provided by our other businesses. Second, we intend to use our knowledge with respect to specific industry segments to sell such services to new clients.

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

         INTERNET. We intend to continue to utilize web-based technologies. Our plans include business-to-business e-commerce enabler products to provide critical back office functions to traditional bricks and mortar companies and new e-commerce entities. Our e-business strategy revolves around three areas:
(i) order entry and status; (ii) web conversion services; and (iii) web storage and retrieval.

         OPERATE WITH BUSINESS SEGMENTS AND LOCAL MANAGEMENT. We have placed all of operations into four divisions. Under these divisions, we are organized around business segments focused on providing common services to common customer bases and achieving synergies and cross-selling opportunities. We believe that the experienced local management teams of our operating companies have a valuable understanding of their respective markets and businesses and can capitalize on their existing client relationships. Accordingly, we are operating and expect to continue to operate with business segments and local management, subject to certain corporate approval and oversight guidelines. Because it is important to maintain a balance between professional leadership and creative entrepreneurial business, during the past few years we have hired or promoted experienced executives to manage the business segments. Multiple business segments are led by Division Presidents, each of which is an outside hire with experience in leading organizations. Division Presidents report to our Chief Operating Officer.

ACQUISITION STRATEGY

         We have transitioned to an operating company supported by a strategic acquisition program. Since our inception, we have acquired 66 companies. We believe that there are significant opportunities to continue to add the capabilities and resources of selected additional business process outsourcing solutions businesses with the intent of providing customers with a single solution. Accordingly, we are screening companies in conjunction with our operating management team to acquire those candidates that meet certain strategic requirements. These criteria include geographic need, additional technology, added management strength, industry expertise, service expansion to broaden service offerings and expansion of our customer base.

         We believe that we will continue to be a successful acquirer of other business process outsourcing solution companies due to our strategy of retaining selected owners and management of acquired companies, our access to growth capital and our ability to offer sellers cash for their business as well as an ongoing equity stake in our company. Nevertheless, there are numerous risks associated with our acquisition program. See "Risk Factors."

SERVICES OFFERED

         We provide a wide variety of business process outsourcing solutions and draw upon our available services to develop solutions for our clients based on their specific needs. The current business process outsourcing solutions that we provide are generally divided into the following divisions: F.Y.I. HealthSERVE/Government Services; F.Y.I. LEGAL; F.Y.I. IMAGE; and F.Y.I. DIRECT.

         F.Y.I. HEALTHSERVE/GOVERNMENT SERVICES. Our services include medical records release services or processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital.

         Additional services include archival records storage and management, document and data conversion, archiving and imaging services to hospital radiology departments, temporary staffing services for hospital information management departments, coding and abstracting of medical records, and managed care payment compliance reviews.

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

         We have contracts with a large governmental agency and a private hospital in which we combine many of our services to provide medical records management, release of information, coding, abstracting, and electronic patient records services.

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

        Also included in F.Y.I. LEGAL is employee and investor services, which provides administration, record-keeping and information processing services. We maintain detailed employee and/or investor records on behalf of: (i) general partners to service their investors in limited partnerships, REITs and master limited partnerships; (ii) corporations to provide turnkey outsourced administration of employee stock purchase plans and employee stock option plans; and (iii) banks and broker/dealers to provide complete record-keeping and administrative services for additional brokerage and IRA accounts.

         F.Y.I. IMAGE. We offer comprehensive information solutions including electronic imaging, analog services, data capture and database management, claims processing, as well as integrated solutions to customers in a wide range of industries, including financial services, retail, insurance and government.

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

         Claims Processing Services include the compiling of databases, mail campaigns and call centers. We identify and notify members of class action lawsuits or other groups, answer questions, track and record contact with class action or other group members, process claims and distribute settlement funds. This specialized service gives us the ability to extend relationships beyond legal settlements.

         Integrated Solutions offer technical services with a specific focus on document imaging, work flow, COLD (Computer Output to Laser Disk) and document and information management systems using third party imaging systems.

         Our newest service offering is fyidocs.com, which adds electronic object storage and Internet-based retrieval capabilities to compliment our document capture and conversion services. Through this combination of technology and services, customers can look to us for secure and timely access to digital documents.

         F.Y.I. DIRECT. We provide direct mail and fulfillment services and statement processing services. Direct Mail and Fulfillment Services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of items such as corporate advertising, political campaign literature, consumer notices and annual reports for its customers. The direct mail service also includes the ability to deliver efficient postal routing to fulfill consumer requests for specific information. In addition, we have the ability to send blast e-mail services, including high-level graphics and sound, to supplement our existing services. Statement Processing Services involve sending out millions of bills or statements each month.

SALES AND MARKETING

         We have a broad customer base. No customer with recurring revenue accounted for more than 3% of revenue for the year ended December 31, 2000. Only two clients' projects accounted for more than 3% (but less than 5%) of revenue for the year ended December 31, 2000. Historically, our sales efforts have been implemented on a location-by-location basis and typically have been coordinated through sales personnel as part of the local management's responsibilities. Our existing local sales efforts are carried out through local sales representatives who are in the process of regional and/or national sales training. We continue to strive to increase our client base by attracting clients away from small, single business operators as a result of our ability to offer a broader range of solutions for our clients' needs. In addition, we intend to continue to focus on increasing revenue from our existing clients by cross-selling our services and broadening our product offerings. We will continue to augment local sales and marketing efforts through the implementation of a regional and national sales/account program.

COMPETITION

         The business process outsourcing solution businesses in which we compete and expect to compete are highly competitive. A significant source of competition is the in-house document handling capability of our target client base. There can be no assurance that these businesses will outsource more of their document management needs or that they will not bring in-house services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to continue to enter new geographic areas through internal growth and acquisition and expect to encounter significant competition from established competitors in each of such areas. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new customers and new companies and our results of operations may be adversely affected.

         We believe that the principal competitive factors in business process outsourcing solution services include accuracy, reliability and security of service, client segment specific knowledge and price. We compete primarily on the basis of quality of service and client segment specific knowledge as well as our ability to handle large volumes and projects, and believe that we compete favorably with respect to these factors.

EMPLOYEES

         As of December 31, 2000, we had over 9,000 full-time and 2,000 part-time employees. As of such date, we had approximately 65 employees represented by labor unions. We consider our relations with our employees to be good.

OUR EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each of our executive officers:


NAME                                                AGE                 POSITION
----                                                ---                 --------
Thomas C. Walker.....................................68         Chairman of the Board and Chief
                                                                Development Officer

Ed H. Bowman, Jr.....................................54         President and Chief Executive Officer;
                                                                Director

Barry L. Edwards.....................................53         Executive Vice President and Chief
                                                                Financial Officer

Joe A. Rose..........................................50         Executive Vice President, Chief
                                                                Operating Officer and Director

David M. Byerley.....................................39         Senior Vice President - Corporate
                                                                Development

Charles S. Gilbert...................................34         Vice President, General Counsel
                                                                and Secretary

Michael S. Rupe......................................50         President-Enabling Technologies and
                                                                Services Division

Kerry Walbridge......................................49         President-Conversion and Distribution
                                                                Services Division

Ronald Zazworsky.....................................56         President-HealthSERVE/Government
                                                                Services Division



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

         Ed H. Bowman, Jr. has been our President and Chief Executive Officer and a Director since November 1995. From 1993 to 1995, Mr. Bowman was Executive Vice President and Chief Operating Officer of the Health Systems Group for First Data Corporation, a financial services company. Mr. Bowman was responsible for the day-to-day operations of research and development, marketing and customer service. From 1983 to 1993, Mr. Bowman served in a number of executive positions with a leading healthcare information systems company; responsibilities included VP - International, VP - Marketing, Senior VP - Customer Services, Group Senior VP - Research and Development, and last serving as Executive Vice President and Chief Operating Officer with responsibility for domestic operations. Prior to 1983, Mr. Bowman was with Andersen Consulting for 10 years, where he was elected a Partner. Mr. Bowman became a C.P.A. in 1973 and holds an M.S. degree from Georgia Institute of Technology and a B.B.A. from Georgia State University. Mr. Bowman is an investor and former board member of several early-stage, privately held high technology companies and has served on the Board of the Advanced Technology Development Center at Georgia Tech. Mr. Bowman currently serves on the Advisory Board to the President of Georgia Tech and on the Advisory Board of the Robinson School of Business at Georgia State University.

         Barry L. Edwards has been an Executive Vice President and our Chief Financial Officer since August 2000. From November 1994 to March 2000, Mr. Edwards was Executive Vice President and Chief Financial Officer for AMRESCO, a nationwide financial services company. From December 1978 to November 1994, Mr. Edwards was Vice President and Treasurer of Liberty Corporation, an insurance and broadcasting holding company based in Greenville, South Carolina. Mr. Edwards received a Bachelor of Science in Finance and Economics from Lehigh University in 1969, and an MBA from the University of Virginia Darton School of Business in 1972. Mr. Edwards is a board member for Ryan's Family Steakhouses and Robert Harris Homes.

         Joe A. Rose has been our Chief Operating Officer since January 2000 and a Director since March 2000. From August 1999 through December 1999, Mr. Rose was an Executive Vice President. From June 1997 through August 1999, Mr. Rose was a Senior Vice President. From May 1995 through January 1997, Mr. Rose was President and CEO of FormMaker Software, Inc., a document technology company which merged with Image Sciences Corp. to form DocuCorp International. From May 1993 through May 1995, Mr. Rose was Corporate Vice President of John H. Harland Company, a financial services company, and President and CEO of its subsidiary, Formation Technology, Inc. From July 1988 through May 1993, Mr. Rose served as Executive Vice President of National Data Corporation, where he was responsible for the credit card and cash management divisions. Mr. Rose began his information services career at EDS in sales. Mr. Rose holds a B.A. from Texas Tech University.

         David M. Byerley has been our Senior Vice President - Corporate Development since November 1998. From August 1996 until October 1998, Mr. Byerley was Executive Vice President of IKON's Business Information Services Division. From February 1995 until August 1996, Mr. Byerley was Senior Vice President of Product Development and Marketing with Dataplex Corporation, a wholly-owned subsidiary of Affiliated Computer Services. From August 1994 until February 1995, Mr. Byerley was employed by Eastman Kodak. Mr. Byerley holds a B.S. degree from Dickinson College, an M.S. degree from Temple University, and a J.D. from Temple University Law School.

         Charles S. Gilbert has been a Vice President, Secretary and General Counsel since August 2000, our Secretary and acting General Counsel since July 2000 and corporate counsel since April 2000. From 1991 until joining us he practiced law in the corporate securities section of Jackson Walker LLP, Dallas, where he was elected partner. Mr. Gilbert holds a BS in Physics from The University of Texas and a J.D. from The University of Texas School of Law.


         Michael S. Rupe has been President of our Enabling Technologies and Services Division since September 2000. From March 1998 through August 2000, Mr. Rupe served as President and Chief Executive Officer of Solomon Software, Inc., an accounting and business software company that was sold to Great Plains Software in June 2000. From March 1997 to February 1998, Mr. Rupe served as Executive Vice President and Chief Financial Officer of Solomon Software, Inc. From August 1995 through February 1997, Mr. Rupe was Senior Vice President of Finance and Administration at FormMaker Software, Inc., a document technology company, which merged with Image Sciences Corp. to form DocuCorp International. Mr. Rupe holds a B.S. in Accounting from the University of Kentucky.

         Kerry Walbridge has been President of our Conversion and Distribution Services Division since March 2001. From April 2000 to December 2000, Mr. Walbridge was President and CEO of eMake Corporation, a first-to-market provider of web hosted ERP software solutions and electronic supply chain services to the manufacturing market. From August 1998 to April 2000, Mr. Walbridge was Senior Vice President Sales and Marketing for Outsourcing Solutions, Inc., the nations largest provider of accounts receivable management services. From November 1991 to June 1993 and from June 1996 to August 1998, Mr. Walbridge was a Division Vice President for Electronic Data Services (EDS) and from October 1989 to November 1991 Mr. Walbridge was a Division Vice President for McDonnell Douglas Systems Integration. Mr. Walbridge received a B.S. in business from St. Louis University.

         Ronald Zazworsky has been President of our HealthSERVE/Government Services Division since November 2000. From October 1997 until November 2000, Mr. Zazworsky was Senior Vice President - HealthSERVE. From February 1994 until July 1997, Mr. Zazworsky was Senior Vice President at Medaphis Corporation. From April 1992 to February 1994, Mr. Zazworsky was President and CEO at Habersham Banking Solutions, Inc. Prior to 1992, Mr. Zazworsky was employed at HBO as Regional Vice President for eight years. Previously, Mr. Zazworsky held various sales, marketing and management positions at IBM. Mr. Zazworsky holds a B.A. from Gettysburg College and an M.B.A. from Emory University.

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE MAKING AN INVESTMENT DECISION. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HURT, THE PRICE OF OUR SECURITIES COULD DECLINE, WE MAY NOT BE ABLE TO REPAY OUR DEBT SECURITIES, IF ANY, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND INCORPORATED IN THIS REPORT BY REFERENCE, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

WE MAY NOT BE ABLE TO CONTINUE TO EFFECTIVELY INTEGRATE ALL OF OUR OPERATING COMPANIES

         Our growth and future financial performance depend on our ability to continue to integrate all of our operating companies. We may not achieve integration unless we effectively combine the operations of all our operating companies. A number of our operating companies offer different services, use different capabilities and technologies and target different geographic markets and client segments. These differences increase the risk in successfully completing the integration of our operating companies. We need to centralize certain functions to achieve cost savings and develop programs and processes that will promote cooperation and the sharing of opportunities and resources. Any difficulties we encounter in the integration process could adversely affect us and we cannot assure you that our operating results will match or exceed the combined individual operating results achieved by our operating companies prior to their acquisition.

WE MAY NOT BE ABLE TO MANAGE OUR RAPID GROWTH

         We cannot be sure that our management group will be able to implement our operating or rapid growth strategies. Further, to the extent that we are able to implement our acquisition strategy, our growth will continue to place significant demands on management and on our internal systems and controls. We cannot assure you that our management group will be able to direct us through a continued period of significant growth. In addition, we cannot assure you that our current systems will be adequate for our future needs or that we will be successful in implementing new systems or converting existing systems. If we fail to implement these systems, procedures and controls on a timely basis, we may not be able to service our clients' needs, hire and retain new employees, pursue new business, complete future acquisitions or operate our business effectively. We could also trigger contractual credits to clients. Failure to properly integrate acquired operations with vendors' systems could result in increased cost. As a result of any of these problems associated with expansion, our business, financial condition and results of operations could be materially and adversely affected.

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

WE NEED TO FINANCE OUR POTENTIAL GROWTH THROUGH ACQUISITIONS

         We currently intend to finance future acquisitions by using cash and our common stock for all or a portion of the consideration to be paid. In the event that our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to continue our acquisition program. If we do not have sufficient cash, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. Under our line of credit with Paribas and Bank of America Texas, N.A., we and our subsidiaries could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $175 million for working capital, general corporate purposes and acquisitions, subject to certain restrictions in our line of credit. As of December 31, 2000, the availability under the line of credit was approximately $42 million. We cannot assure you, however, that funds available under our line of credit will be sufficient for our needs. We currently are in the process of trying to establish a new credit facility, anticipated to be in the aggregate maximum principal amount of $250 to $300 million, which would replace our existing $175 million credit facility; however, we cannot assure you that such a new facility will be finalized or if finalized, that funds available thereunder will be sufficient for our needs.

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

WE DEPEND ON CERTAIN CLIENT INDUSTRIES

         We derive our revenue primarily from document and information intensive industries. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological, the internet or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand could have a material adverse effect on our results of operations. The business process outsourcing service industry is characterized by technological change, evolving client needs and emerging technical standards. Although we believe that we will be able to continue to offer services based on new technologies, we cannot assure you that we will be able to obtain any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a third party provider of business process outsourcing services.

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

         We incur a high level of fixed costs related to certain of our business process outsourcing clients. These fixed costs result from significant investments, including computer hardware platforms, computer software, facilities, and client service infrastructure. The loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, thereby reducing our profitability.

WE FACE INTENSE COMPETITION

         The business process outsourcing services industry is highly competitive. We cannot guarantee that we will be able to compete successfully in the future. A significant source of competition is the in-house document handling capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house, services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to enter new geographic areas through internal growth and acquisitions and expect to encounter significant competition from established competitors in each new area. Some of our competitors have a greater international presence than us and offer a broader range of services in certain segments. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new clients and new companies, and our results of operations may be adversely affected. In addition, we may be forced to lower our pricing or if demand for our services decreases our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE SIGNIFICANT INVESTMENTS IN SOME CLIENT CONTRACTS, WHICH EXPOSE US TO THE RISK OF THESE CLIENTS' FINANCIAL CONDITIONS

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

         The markets for our business process outsourcing services are subject to rapid technological changes and rapid changes in client requirements. To compete, we commit substantial resources to operating multiple hardware platforms, to customizing third-party software programs and to training client personnel and our personnel in the use of new technologies. Future hardware, software and other products may be able to manipulate large amounts of documents and information more cost effectively than existing products that we use. Information processing is shifting toward client-server and web-based systems, in which individual computers or groups of personal computers and mid-range systems replace older systems. This trend could adversely affect our business and financial results and result in us losing clients and being unable to attract clients. We have committed substantial resources to developing outsourcing solutions for these distributed computing environments. We cannot guarantee that we will be successful in customizing products and services that incorporate new technology on a timely basis. We also cannot guarantee that we will continue to be able to deliver the services and products demanded by the marketplace. Technology costs have also dropped significantly in recent years due in large part to hardware technology advances.

INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS TO DEFEND THE CLAIMS, CHANGE OUR SERVICES, CHANGE THE TRADEMARKS UNDER WHICH OUR SERVICES ARE PROVIDED, PURCHASE NEW LICENSES OR REDESIGN OUR USE OF CHALLENGED TECHNOLOGY

         We and other companies in our industry rely heavily on the use of intellectual property. We own registrations for and/or use certain trademarks in connection with the operations of our business. Should any third parties assert claims that our use of our trademarks infringe said third parties' trademark rights, we could incur substantial costs to defend these claims and, if any such third party claims are ultimately successful, we could be enjoined from further use of certain of our trademarks. After previously receiving a notice from Identitech, Inc. that our registered trademark "F.Y.I. INCORPORATED" infringed Identitech's registered trademark "FYI", on April 7, 2000, we filed an action in the United States District Court for the Northern District of Texas seeking a declaration that our use of this mark and certain other of our trademarks for document management services did not infringe Identitech, Inc.'s registered trademark "FYI" for computer software. Identitech answered the complaint and brought counterclaims for infringement of its mark by us. In its counterclaim, Identitech seeks its actual damages, trebling of these damages and reasonable attorneys' fees and costs. Identitech also seeks cancellation of our registered "F.Y.I. INCORPORATED" mark and injunctions preventing us from prosecuting our applications for "F.Y.I." formative marks and from using our registered "F.Y.I. INCORPORATED" mark. We are strongly contesting the allegations in Identitech's counterclaims and do not believe that our business, financial condition and results of operations will be materially and adversely affected by this claim. However, the outcome cannot always be predicted and there is no assurance that this will be the case.

         We do not own the majority of the software that we use to run our business; instead we license this software from a number of vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any of our vendors' infringement claims are ultimately successful, our vendors could require us: (i) to cease selling or using products or services that incorporate the challenged software or technology; (ii) to obtain a license or additional licenses from our vendors; or (iii) to redesign our products and services which rely on the challenged software or technology. Except as noted above, we are not currently involved in any material intellectual property litigation, but could be in the future to protect our trade secrets, trademarks or know-how, or to defend ourselves or our clients against alleged infringement claims.

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

GOVERNMENT REGULATIONS MAY HINDER OUR ABILITY TO CHANGE PRICES

         In our medical records release of information business, there is state legislation from time to time aimed at fixing the price that can be charged for copying and distributing medical records information. Depending on the severity of such pricing legislation, there can be significant pressure on the profit margins associated with providing medical records release services. Today, some form of pricing legislation exists in many states in the United States.

OUR CONTRACTS CONTAIN TERMINATION PROVISIONS AND PRICING RISKS THAT CREATE UNCERTAIN REVENUE STREAMS AND COULD DECREASE OUR REVENUES AND PROFITABILITY

         Some of our contracts with clients permit termination in the event our performance is not consistent with service levels specified in those contracts. Some of our government and other clients can terminate their contracts for any reason or no reason. In addition, public sector contracts are subject to detailed regulatory requirements and public policies, as well as to funding priorities. Our clients' ability to terminate contracts creates an uncertain revenue stream. If clients are not satisfied with our level of performance, our reputation in the industry may suffer, which could also materially and adversely affect our business, financial condition, and results of operations. Some of our contracts contain pricing provisions that require the client to pay a set fee for our services regardless of whether our costs to perform these services exceed the amount of the set fee. Many of our document and information outsourcing contracts provide for credits for our clients if we fail to achieve specific contract standards. Some of our contracts contain re-pricing provisions that can result in reductions of our fees for performing our services. In these situations, we could incur significant unforeseen costs or financial penalties in performing the contract.

MANAGEMENT EXERCISES SUBSTANTIAL CONTROL OVER OUR AFFAIRS

         As of December 31, 2000, our directors and executive officers owned approximately 6.7% of the shares of our common stock. Our directors and executive officers exercise substantial control over our affairs. If these persons act together, they might be able to elect a sufficient number of directors to control our Board of Directors and to approve or disapprove any matter submitted to a vote of our stockholders.

FUTURE SALES OF OUR SHARES MAY ADVERSELY AFFECT OUR STOCK PRICE

         The market price of our common stock could be adversely affected by the sale of substantial amounts of our common stock in the public market. In addition, many shares are subject to contractual restrictions on resale, over some period of time.

         If a significant number of shares of our common stock are issued in acquisitions that are consummated in close proximity to each other, such shares could become freely tradable at approximately the same time. If a large number of shares are sold by stockholders in the market as soon as their shares became freely transferable, the price of our common stock could be adversely affected.

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

OTHER RISKS, UNKNOWN OR IMMATERIAL TODAY, MAY BECOME KNOWN OR MATERIAL IN THE FUTURE

         We have attempted to identify certain material risk factors currently affecting us. However, additional risks that we do not yet know of, that are not described herein, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect revenues or profitability.

ITEM 2. PROPERTIES

         As of December 31, 2000, we approximately 140 business process outsourcing service facilities in 45 states. Except for the two facilities we own, all of these facilities were leased and were principally used for operations and general administrative functions. See Note 8 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and subsidiaries for further information relating to these leases.

         As of December 31, 2000, we also operated on-site at customer locations, primarily in connection with our F.Y.I. HealthSERVE offering at over 1,000 client locations and from time to time at many other client locations for specific projects.

         In order to secure our obligations under our current line of credit, we granted to Paribas and Bank of America Texas, N.A., as co-agents for our lenders, a lien on substantially all of our properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         We believe that our properties are generally well maintained, in good condition and adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available when required.

ITEM 3. LEGAL PROCEEDINGS

         After previously receiving a notice from Identitech, Inc. that our registered trademark "F.Y.I. INCORPORATED" infringed Identitech's registered trademark "FYI", on April 7, 2000, we filed an action in the United States District Court for the Northern District of Texas seeking a declaration that our use of this mark and certain other of our trademarks for document management services did not infringe Identitech, Inc.'s registered trademark "FYI" for computer software. Identitech answered the complaint and brought counterclaims for infringement of its mark by us. In its counterclaim, Identitech seeks its actual damages, trebling of these damages and reasonable attorneys' fees and costs. Identitech also seeks cancellation of our registered "F.Y.I. INCORPORATED" mark and injunctions preventing us from prosecuting our applications for "F.Y.I." formative marks and from using our registered "F.Y.I. INCORPORATED" mark.

         We are strongly contesting the allegations in Identitech's counterclaims and do not believe that our business, financial condition or results of operations will be materially and adversely affected by this claim.

         We are, from time to time, a party to litigation arising in the normal course of business. We believe that none of these actions will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended December 31, 2000, no matters were submitted to a vote of the security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock trades on The Nasdaq Stock Market under the symbol "FYII." The following table sets forth, for our fiscal periods indicated, the range of high and low last reported sale prices for our common stock.



                                                        HIGH         LOW
                                                        ----         ---
FISCAL YEAR 1999
  First Quarter........................................$39.00      $28.44
  Second Quarter.......................................$32.13      $26.56
  Third Quarter........................................$34.81      $31.63
  Fourth Quarter.......................................$35.75      $31.50

FISCAL YEAR 2000
  First Quarter........................................$35.00      $24.88
  Second Quarter.......................................$34.25      $26.00
  Third Quarter........................................$40.38      $32.88
  Fourth Quarter.......................................$42.13      $29.13

FISCAL YEAR 2001
  First Quarter (through February  28, 2001)...........$36.44      $30.38


HOLDERS

         On February 28, 2001, the last reported sale price of our common stock on the Nasdaq Stock Market was $33.63 per share. At February 28, 2001, there were 128 holders of record of our common stock and 16,204,138 shares outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         We were founded in September 1994, and we effectively began our operations on January 26, 1996, following the completion of our initial public offering ("IPO"). We acquired, simultaneously with and as a condition to the closing of the IPO, seven Founding Companies (the "Acquisitions"). The Acquisitions have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of the Founding Companies at historical cost. For accounting purposes and for the purposes of the presentation of the financial data herein, January 31, 1996, has been used as the effective date of the Acquisitions.

         Since the IPO, and through December 31, 2000, we acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro

Publishing Systems ("MPS") in December 1997; (v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services, Inc. ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH") in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). Our consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI, and ERS. Our consolidated financial statements were not restated for the Rust, MPS, and Lifo acquisitions for the periods prior to January 1, 1996, 1997, and 1998, respectively, due to their financial immateriality. The financial results for periods presented were also not restated prior to October 1, 1998, for the acquisitions of TCH and ADG due to their financial immateriality. We and the Pooled Companies were not under common control or management during the periods prior to their respective mergers. Our results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

         Subsequent to the IPO and through December 31, 2000, we acquired 50 additional companies in transactions accounted for as purchases. Our results of operations include the results of these acquisitions from the date of their respective acquisitions.

         Our Selected Financial Data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000, have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP. Our Selected Financial Data are based on available information and certain assumptions described in the footnotes set forth below, all of which we believe are reasonable.

         Our Selected Financial Data provided below should be read in conjunction with our historical consolidated financial statements, including the related notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this report.


                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1996         1997         1998          1999         2000
                                                      ----------   ----------   ----------    ----------   ----------


STATEMENT OF OPERATIONS DATA:
Revenue ...........................................   $  106,625   $  177,272   $  240,906    $  350,044   $  457,590
Cost of services ..................................       65,109      112,161      147,964       213,928      272,823
Depreciation ......................................        2,176        3,730        5,889         8,815       13,802
                                                      ----------   ----------   ----------    ----------   ----------
    Gross profit ..................................       39,340       61,381       87,053       127,301      170,965
Selling, general and administrative
  expenses (1)(2)..................................       26,459       37,956       55,594        78,577      100,456
Gain on sale of assets of subsidiary, net (3) .....           --           --       (4,394)           --           --
Amortization (4) ..................................          599        1,835        4,845         4,748        8,554
                                                      ----------   ----------   ----------    ----------   ----------
    Operating income (1) ..........................       12,282       21,590       31,008        43,976       61,955
Interest and other (income) expense, net (5) ......          672        1,176          990         3,975        8,927
                                                      ----------   ----------   ----------    ----------   ----------
Income before income taxes (1) (5) ................       11,610       20,414       30,018        40,001       53,028
Provision for income taxes (6) ....................        4,714        8,266       12,007        16,000       20,927
                                                      ----------   ----------   ----------    ----------   ----------
Net income (1) (5) (6) ............................   $    6,896   $   12,148   $   18,011    $   24,001   $   32,101
                                                      ==========   ==========   ==========    ==========   ==========
Net income per common share
    Basic (1) (5) (6) .............................   $     0.81   $     1.01   $     1.35    $     1.70   $     2.10
    Diluted (1) (5) (6) ...........................   $     0.80   $     1.00   $     1.31    $     1.60   $     2.00
Weighted average common shares outstanding
    Basic .........................................        8,504       12,018       13,370        14,149       15,284
    Diluted .......................................        8,632       12,196       13,731        14,990       16,065

BALANCE SHEET DATA:
Working capital ...................................   $   26,743   $   26,642   $   37,793    $   20,113   $   55,920
Total assets ......................................      113,148      139,106      206,970       369,355      454,709
Long-term obligations, net of current maturities ..        4,911        5,892       31,498        85,172      123,784
Stockholders' equity ..............................       83,254      107,564      138,735       175,009      253,392


(1) Gives effect to certain compensation adjustments related to the difference between employment agreements and the compensation levels prior to the consummation of the Acquisitions for the years ended December 31, 1996, 1997 and 1998.
(2) Selling, general and administrative expenses for the year ended December 31, 1998 include charges totaling $2.5 million relating to:
         (i) severance and other costs, $1.7 million; (ii) facilities closing costs, $0.5 million; and (iii) other write-downs and impairments, $0.3 million. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(3) Reports the gain on the sale of assets of Leonard Archives Acquisition Corp. ("Leonard") for the year ended December 31, 1998. The gain on the sale, net of other charges included in (2) and (4), was $145,000 before taxes. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(4) Amortization for the year ended December 31, 1998 includes acceleration of goodwill amortization of $1.8 million. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(5) Interest expense for the year ended December 31, 1997, includes the write-off of approximately $1.2 million ($0.7 million, net of taxes, and $0.07 per share) of unamortized debt issuance costs related to our Credit Agreement in place at the time.
(6) Gives effect to certain tax adjustments related to the taxation Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the compensation difference for the periods ended December 31, 1996, 1997 and 1998. See
         Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Report. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Item 1. Business -- Risk Factors."

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

         Since the IPO, and through December 31, 2000, we acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) Rust in December 1996; (ii) MAVRICC in March 1997; (iii) Input in March 1997;
(iv) MPS in December 1997; (v) Lifo in February 1998; (vi) CMI in September 1998; (vii) ERS in October 1998; (viii) TCH in December 1998; and (ix) ADG in December 1998. Our consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI and ERS. As a result, we are reporting financial results in periods prior to the date we effectively began our operations. Our consolidated financial statements were not restated for the Rust, MPS and Lifo acquisitions for the periods prior to January 1, 1996, 1997, and 1998, respectively, due to their financial immateriality. Periods presented were also not restated prior to October 1, 1998, for the acquisitions of TCH and ADG due to their financial immateriality. We and the Pooled Companies were not under common control or management during the periods prior to their respective mergers. Our results of operations for the periods presented may not be indicative of the results in the future because of
(i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

         Subsequent to the IPO and through December 31, 2000, we acquired 50 additional companies in transactions accounted for as purchases. Our results of operations include the results of these acquisitions from the date of their respective acquisitions.

         Our revenue relates to the following divisions: F.Y.I.
HealthSERVE/Government Services; F.Y.I. LEGAL; F.Y.I. IMAGE; and F.Y.I. DIRECT. Revenue relates to the following services, by division:

                  F.Y.I. HEALTHSERVE/GOVERNMENT SERVICES: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state government disability workers compensation claims and other government agencies;
         (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

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

                  F.Y.I. IMAGE: (i) electronic imaging services, involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) analog services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation;
         (iv) claims processing; (v) integrated solutions, which deliver technical services with a focus on document imaging, work flow, COLD and document information management systems using third party imaging systems; and (vi) electronic object storage and internet-based retrieval capabilities to compliment our document capture and conversion services.

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

RESULTS OF OPERATIONS

         The following table sets forth certain items as shown in "Item 6. Selected Financial Data" expressed as a percentage of total revenue for the periods indicated:


                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1998       1999      2000
                                                    ------     ------    ------


Revenue .........................................    100.0%     100.0%    100.0%
Cost of services ................................     61.4       61.1      59.6
Depreciation ....................................      2.4        2.5       3.0
                                                    ------     ------    ------
          Gross profit ..........................     36.2       36.4      37.4
Selling, general and administrative expenses  (1)     23.1       22.4      22.0
Gain on sale of assets of subsidiary, net (2) ...     (1.8)        --        --
Amortization (3) ................................      2.0        1.4       1.9
                                                    ------     ------    ------
Operating income ................................     12.9       12.6      13.5
Interest and other expense, net .................      0.4        1.1       1.9
                                                    ------     ------    ------
Income before income taxes ......................     12.5       11.5      11.6
Provision for income taxes (4) ..................      5.0        4.6       4.6
                                                    ------     ------    ------
Net income  (4) .................................      7.5%       6.9%      7.0%
                                                    ======     ======    ======



(1) Selling, general and administrative expenses for the year ended December 31, 1998 include charges totaling 1.0% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(2) Reports the gain on the sale of Leonard for the year ended December 31, 1998. The gain on sale, net of other charges included in (2) and (4), was 0.06% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(3) Amortization for the year ended December 31, 1998 includes goodwill acceleration of 0.7% of revenue. See Note 6 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.
(4) Gives effect to certain tax adjustments in 1998 related to the taxation of Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions. See Note 2 of Notes to Consolidated Financial Statements of F.Y.I. Incorporated and Subsidiaries.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUE

          Revenue increased 30.7%, from $350.0 million for the year ended December 31, 1999 to $457.6 million for the year ended December 31, 2000. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to December 31, 1999; (ii) full-year revenue from 1999 acquisitions; and (iii) internal growth of 10.1% in revenue. Internal growth was primarily attributable to: (i) an increase in government services imaging revenue; (ii) an increase in litigation consulting; (iii) an increase in the government services revenue in California; and (iv) an increase in healthcare records release services revenue and conversion revenue due to expansion into additional healthcare institutions throughout the markets that we serve.

GROSS PROFIT

         Gross profit increased 34.3% from $127.3 million for the year ended December 31, 1999 to $171.0 million for the year ended December 31, 2000, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 36.4% for the year ended December 31, 1999 to 37.4% for the year ended December 31, 2000, primarily due to higher gross profit margins experienced in our litigation consulting and class-action claims administration companies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A increased 27.8% from $78.6 million, or 22.4% of revenue, for the year ended December 31, 1999 to $100.5 million, or 22.0% of revenue, for the year ended December 31, 2000, primarily due to SG&A associated with the acquisitions subsequent to December 31, 1999. This decrease as a percentage of revenue was a result of management emphasis on cost controls. This decrease in SG&A was partially offset by increased SG&A as a percentage of revenue in our government services companies.

OPERATING INCOME

         Operating income increased 40.9% from $44.0 million, or 12.6% of revenue, for the year ended December 31, 1999 to $62.0 million, or 13.5% of revenue, for the year ended December 31, 2000, largely attributable to the factors discussed above.

INTEREST AND OTHER EXPENSE

         Interest and other expense increased 124.6% from $4.0 million for the year ended December 31, 1999 to $8.9 million for the year ended December 31, 2000, primarily due to increased borrowings due to cash paid for acquisitions in 2000 and contingent consideration paid for acquisitions acquired before December 31, 1999. The average interest rate on borrowings increased from 6.4% in 1999 to 7.6% in 2000.

INCOME BEFORE INCOME TAXES AND NET INCOME

         Income before income taxes increased 32.6% from $40.0 million for the year ended December 31, 1999, to $53.0 million for the year ended December 31, 2000, and net income increased 33.7% from $24.0 million for the year ended December 31, 1999, to $32.1 million for the year ended December 31, 2000, largely attributable to the factors discussed above.

         The provision for income taxes was $16.0 million for the year ended December 31, 1999 and $20.9 million for the year ended December 31, 2000. The effective tax rate of 40.0% and 39.5% for the years ended December 31, 1999 and 2000, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes and non-deductible goodwill expenses.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE

         Revenue increased 45.3%, from $240.9 million for the year ended December 31, 1998 to $350.0 million for the year ended December 31, 1999. This increase was largely due to: (i) revenue from the acquisitions completed subsequent to December 31, 1998, accounted for under the purchase method of accounting and their subsequent growth, primarily in the class action claims processing area; and (ii) internal growth of 13.0% in revenue at the companies owned greater than one year based on the acquisition anniversary date. This internal growth was primarily attributable to: (i) an increase in document conversion services relating to government agencies in the State of New York;
(ii) an increase in healthcare services revenue due to expansion into additional healthcare institutions throughout the markets we serve; and (iii) an overall increase in data capture and imaging revenue, partially due to claims processing services performed.

GROSS PROFIT

         Gross profit increased 46.2%, from $87.1 million for the year ended December 31, 1998 to $127.3 million for the year ended December 31, 1999, largely due to the increases in revenue discussed above. Gross profit as a percentage of revenue increased from 36.2% for the year ended December 31, 1998 to 36.4% for the year ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A increased 41.3%, from $55.6 million, or 23.1% of revenue, for the year ended December 31, 1998 to $78.6 million, or 22.4% of revenue, for the year ended December 31, 1999, primarily due to SG&A associated with the acquisitions subsequent to December 31, 1998. SG&A for the year ended December 31, 1998, includes the following charges and impairments totaling $2.5 million: (i) severance payments due on acquisition related employment contracts terminated or not renewed and other costs, $1.7 million; (ii) facilities closings costs, $0.5 million; and (iii) other write-downs and impairments, $0.3 million. Excluding these charges, SG&A increased 48.0% from $53.1 million, or 22.0% of revenue, for the year ended December 31, 1998, to $78.6 million, or 22.4% of revenue, for the year ended December 31, 1999. This increase as a percentage of revenue was a result of increased corporate overhead required to manage the consolidated group of companies. This increase was partially offset by decreased SG&A as a percentage of revenue in the companies owned greater than one year.

OPERATING INCOME

         Operating income increased 41.8%, from $31.0 million, or 12.9% of revenue, for the year ended December 31, 1998 to $44.0 million, or 12.6% of revenue, for the year ended December 31, 1999, largely attributable to the factors discussed above.

INTEREST AND OTHER EXPENSE

         Interest and other expense increased 302%, from $1.0 million for the year ended December 31, 1998 to $4.0 million for the year ended December 31, 1999, due to the higher outstanding balance related to our credit agreement entered into in April 1996, with Paribas, as agent, and the lenders named therein (the "1998 Credit Agreement") in 1999. The outstanding balance on the credit agreement increased due to cash paid for acquisitions in 1999. The average interest rate on borrowings decreased from 6.5% in 1998 to 6.4% in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had $55.9 million of working capital and $9.5 million of cash. Cash flows provided by operating activities for the year ended December 31, 2000 were $45.9 million. Net cash provided by operating activities for the year ended December 31, 2000 was primarily impacted by an increase in earnings. This increase was offset in part by an increase in accounts receivable and prepaid expenses, which were attributable to the increase in revenue for the year. Net cash used in investing activities was $99.1 million for the year ended December 31, 2000, and consisted primarily of payments of $86.0 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. Net cash provided by financing activities was $53.4 million, as we utilized our credit facility to fund our acquisition program. Net borrowings on the credit facility were $36.9 million for the year.

         At December 31, 1999, we had $20.1 million of working capital and $9.4 million of cash. Cash flows provided by operating activities for the year ended December 31, 1999 were $26.7 million. Net cash provided by operating activities for the year ended December 31, 1999 was primarily impacted by an increase in earnings and an increase in accounts payable and accrued liabilities. These increases were offset in part by an increase in accounts receivable, which was attributable to the increase in revenue for the year. Net cash used in investing activities was $80.4 million for the year ended December 31, 1999, and consisted primarily of payments of $63.1 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. Net cash provided by financing activities was $48.5 million, as we utilized our credit facility to fund our acquisition program. Net borrowings on the credit facility were $44.0 million for the year.

         At December 31, 1998, we had $37.8 million of working capital and $14.6 million of cash. Cash flows provided by operating activities for the year ended December 31, 1998 were $19.1 million. Net cash provided by operating activities for the year ended December 31, 1998 was primarily impacted by (i) an increase in revenue and a corresponding increase in accounts receivable; and
(ii) an increase in prepaid expenses and other assets. Net cash used in investing activities was $37.1 million for the year ended December 31, 1998, and was primarily used for the purchase of property, plant and equipment and payments of $29.8 million for acquisitions, net of cash acquired. These uses were partially offset by the $6.6 million received from the sale of the assets of Leonard. Net cash provided by financing activities was $21.6 million, as we utilized our credit facility to fund our acquisition program. Net borrowings on the credit facility were $23.3 million for the year.

         In February 1998, we entered into our line of credit with BNP Paribas and Bank of America Texas, N.A. (the "1998 Credit Agreement"). Under this agreement, we initially could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999 and August 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100 million and $125 million, respectively. In November 1999, we further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150 million. In May 2000, the 1998 Credit Agreement was further amended to increase the aggregate principal limit to $175 million from $150 million. In July 2000, the 1998 Credit Agreement was amended to extend its revolving term by one year. The availability under the 1998 Credit Agreement as of February 28, 2001 was $36.2 million for acquisitions, working capital and general corporate purposes. Depending on the mix of stock and cash used to execute our acquisition program, we may need to seek additional financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

         In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 2,082,556 shares were available as of December 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the indenture and capitalized lease obligations. In December, 2000, in order to mitigate interest rate risk, the Company has entered into an interest rate hedge agreement in the notional amount of $50 million, whereby the Company has fixed the interest rate through March 2003 on the notional amount of the hedge agreement at 5.775% plus the applicable floating spread.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



F.Y.I. INCORPORATED AND SUBSIDIARIES                                      PAGE
                                                                          ----

  Report of Independent Public Accountants...........................       23


  Consolidated Balance Sheets........................................       24


  Consolidated Statements of Operations..............................       25


  Consolidated Statements of Stockholders' Equity....................       26


  Consolidated Statements of Cash Flows..............................       27


  Notes to Consolidated Financial Statements.........................       28


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of F.Y.I. Incorporated:

      We have audited the accompanying consolidated balance sheets of F.Y.I. Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of F.Y.I. Incorporated and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                     ARTHUR ANDERSEN LLP

Dallas, Texas,
  February 19, 2001


                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                       DECEMBER 31,
                                                                                   1999          2000
                                                                                ----------    ----------

CURRENT ASSETS:
Cash and cash equivalents ...................................................   $    9,396    $    9,504
Accounts and notes receivable, less allowance for
  doubtful accounts of $8,835 and $14,111, respectively .....................       82,863        93,583
Notes receivable, shareholders ..............................................          269            --
Inventories .................................................................        5,695         5,112
Deferred income taxes .......................................................        2,890         3,935
Prepaid expenses and other current assets ...................................        5,506         6,747
                                                                                ----------    ----------
          Total current assets ..............................................      106,619       118,881

PROPERTY, PLANT AND EQUIPMENT, net ..........................................       46,512        50,341
GOODWILL AND OTHER INTANGIBLES, net of amortization of
  $10,728 and $19,241, respectively .........................................      212,316       278,709
OTHER NONCURRENT ASSETS .....................................................        3,908         6,778
                                                                                ----------    ----------
          Total assets ......................................................   $  369,355    $  454,709
                                                                                ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities ....................................   $   78,280    $   57,351
Current maturities of long-term obligations .................................        1,204           851
Income taxes payable ........................................................        7,022         4,759
                                                                                ----------    ----------
          Total current liabilities .........................................       86,506        62,961

LONG-TERM OBLIGATIONS, net of current maturities ............................       85,172       123,784
DEFERRED INCOME TAXES .......................................................        2,017         3,541
OTHER LONG-TERM OBLIGATIONS .................................................       20,651        11,031
                                                                                ----------    ----------
          Total liabilities .................................................      194,346       201,317

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares
  authorized, no shares issued or outstanding ...............................           --            --
Common stock, $.01 par value, 26,000,000 shares authorized,
  14,581,639 and 16,191,416 shares issued and outstanding at
  December 31, 1999 and 2000, respectively ..................................          146           162
Additional paid-in-capital ..................................................      120,179       166,608
Retained earnings ...........................................................       55,185        87,286
                                                                                ----------    ----------
                                                                                   175,510       254,056
Less-- Treasury stock, at cost, 36,670 and 42,605 shares at December 31, 1999
and 2000, respectively ......................................................         (501)         (664)
                                                                                ----------    ----------
          Total stockholders' equity ........................................      175,009       253,392
                                                                                ----------    ----------
          Total liabilities and stockholders' equity ........................   $  369,355    $  454,709
                                                                                ==========    ==========



  The accompanying notes are an integral part of these consolidated financial statements.


                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1998          1999          2000
                                                        ----------    ----------    ----------
REVENUE .............................................   $  240,906    $  350,044    $  457,590
COST OF SERVICES ....................................      147,964       213,928       272,823
DEPRECIATION ........................................        5,889         8,815        13,802
                                                        ----------    ----------    ----------
  Gross profit ......................................       87,053       127,301       170,965

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 6)       55,594        78,577       100,456
GAIN ON SALE OF ASSETS OF SUBSIDIARY (Note 6) .......       (4,394)           --            --
AMORTIZATION (Note 6) ...............................        4,845         4,748         8,554
                                                        ----------    ----------    ----------
  Operating income ..................................       31,008        43,976        61,955

OTHER (INCOME) EXPENSE:
  Interest expense ..................................        1,468         4,246         9,961
  Interest income ...................................         (316)         (423)         (489)
  Other (income) expense, net .......................         (162)          152          (545)
                                                        ----------    ----------    ----------
     Income before income taxes .....................       30,018        40,001        53,028

PROVISION FOR INCOME TAXES ..........................       10,987        16,000        20,927
                                                        ----------    ----------    ----------
NET INCOME ..........................................   $   19,031    $   24,001    $   32,101
                                                        ==========    ==========    ==========

PRO FORMA DATA (Unaudited -- See Note 2):
  Historical net income .............................   $   19,031    $   24,001    $   32,101
  Pro forma provision for income taxes ..............        1,020            --            --
                                                        ----------    ----------    ----------
PRO FORMA NET INCOME ................................   $   18,011    $   24,001    $   32,101
                                                        ==========    ==========    ==========

NET INCOME PER COMMON SHARE
      BASIC .........................................   $     1.42    $     1.70    $     2.10
                                                        ==========    ==========    ==========
      DILUTED .......................................   $     1.39    $     1.60    $     2.00
                                                        ==========    ==========    ==========
PRO FORMA NET INCOME PER COMMON SHARE
      BASIC .........................................   $     1.35    $     1.70    $     2.10
                                                        ==========    ==========    ==========
      DILUTED .......................................   $     1.31    $     1.60    $     2.00
                                                        ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      BASIC .........................................       13,370        14,149        15,284
                                                        ==========    ==========    ==========
      DILUTED .......................................       13,731        14,990        16,065
                                                        ==========    ==========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                      COMMON STOCK        PREFERRED STOCK      TREASURY STOCK                            TOTAL
                                      ------------        ---------------      --------------
                                   SHARES      AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT       APIC       R/E        S/E
                                   ------      ------    ------    ------    ------    ------       ----       ---        ---

Balance, December 31, 1997 ....  12,526,286     $ 125      --       $ --     36,670    $ (501)    $89,979    $17,961   $107,564
Pooling-of-interests
adjustments at January 1,
1998...........................     326,659         3      --         --         --        --       1,548     (2,226)      (675)
Common stock issued in
   connection with acquisitions     634,486         7      --         --         --        --      12,839         --     12,846
Dividends paid to shareholders
   of pooled companies ........          --        --      --         --         --        --          --     (3,499)    (3,499)
Capital contributions by
   shareholders of pooled
   companies ..................          --        --      --         --         --        --          12         --         12
Exercise of options, net ......     142,770         1      --         --         --        --       3,035         --      3,036
Pooling-of-interests
   adjustments at October 1,        416,524         4      --         --         --        --         499        (83)       420
   1998........................
Net income ....................          --        --      --         --         --        --          --     19,031     19,031
                                 ----------     -----    ----       ----     ------      -----    -------     ------    -------

Balance, December 31, 1998 ....  14,046,725       140      --         --     36,670      (501)    107,912     31,184    138,735
Common stock issued in
   connection with acquisitions     279,879         3      --         --         --        --       7,204         --      7,207
Exercise of awards, net .......     255,035         3      --         --         --        --       5,954         --      5,957
S corporation to C corporation
   conversion for pooled
   company ....................          --        --      --         --         --        --        (891)        --       (891)
Net income ....................          --        --      --         --         --        --          --     24,001     24,001
                                 ----------     -----    ----       ----     ------      -----    -------     ------     ------

Balance, December 31, 1999 ....  14,581,639       146      --         --     36,670      (501)    120,179     55,185    175,009
Common stock issued in
   connection with acquisitions     778,017         8      --         --         --        --      25,523         --     25,531
Exercise of awards, net .......     831,760         8      --         --         --        --      20,906         --     20,914
Treasury stock.................          --        --      --         --      5,935      (163)         --         --       (163)
Net income ....................          --        --      --         --         --        --          --     32,101     32,101
                                 ----------     -----    ----       ----     ------      -----    -------    -------    -------

Balance, December 31, 2000 ....  16,191,416     $ 162      --       $ --     42,605   $  (664)  $ 166,608   $ 87,286    253,392
                                 ==========     =====    ====       ====     ======   =======   =========   ========    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   YEAR ENDED DECEMBER 31,
                                                                1998        1999        2000
                                                              --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................   $ 19,031    $ 24,001    $ 32,101
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ...........................     10,734      13,563      22,356
  Gains from sale of assets of subsidiary .................     (4,394)         --          --
  Deferred tax (provision) benefit ........................      1,454          25        (485)
Change in operating assets and liabilities:
  Accounts receivable and notes receivable ................     (9,964)    (12,436)     (1,415)
  Prepaid expenses and other assets .......................     (3,045)     (1,648)     (5,361)
  Accounts payable and accrued liabilities ................      5,295       3,227      (1,312)
                                                              --------    --------    --------
     Net cash provided by operating activities ............     19,111      26,732      45,884

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of operating company assets ..........      6,626          --          --
  Purchase of property, plant and equipment ...............    (13,896)    (17,298)    (13,109)
  Cash paid for acquisitions, net of cash acquired ........    (29,834)    (63,113)    (86,026)
                                                              --------    --------    --------
     Net cash used for investing activities ...............    (37,104)    (80,411)    (99,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance, net of underwriting
    Discounts and other costs .............................      2,275       4,750      16,621
  Proceeds from long-term obligations .....................     32,000      86,000      90,991
  Principal payments on long-term obligations .............     (8,723)    (41,938)    (54,124)
  Cash paid for debt issuance costs .......................       (450)       (329)       (129)
  Dividends paid to shareholders of pooled companies ......     (3,499)         --          --
                                                              --------    --------    --------
     Net cash provided by financing activities ............     21,603      48,483      53,359

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......      3,610      (5,196)        108
CASH AND CASH EQUIVALENTS, beginning of period ............     10,982      14,592       9,396
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS, end of period ..................   $ 14,592    $  9,396    $  9,504
                                                              --------    --------    --------

SUPPLEMENTAL DATA:
  Cash paid for:
    Income taxes ..........................................   $ 10,875    $ 14,959    $ 20,732
    Interest ..............................................   $  1,261    $  4,019    $  9,374
NONCASH FINANCING TRANSACTIONS:
  Debt assumed in acquisitions ............................   $  2,993    $  9,154    $  4,025


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

         Since the IPO, we acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems, Inc. ("MPS") in December 1997; (v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH"); in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). The consolidated financial statements for all periods presented have been restated to include the accounts of CMI and ERS. Periods presented were not restated prior to October 1, 1998, for the acquisitions of TCH and ADG due to their financial immateriality. The Pooled Companies and our Company were not under common control or management during the periods prior to their respective mergers. The results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; and (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management.

         Subsequent to the IPO and through December 31, 2000, we acquired 50 additional companies in transactions accounted for as purchases. Our results of operations include the results of these acquisitions from the date of their respective acquisitions.

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

INTANGIBLE ASSETS

Intangibles consist primarily of goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries regarding the outsourcing of document management functions in the foreseeable future, goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management compares the estimated undiscounted future cash flows over the remaining life of the intangibles or other long-lived assets to the carrying amount of the assets being evaluated. If the expected future cash flows do not exceed the carrying amount of the assets being evaluated, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. No impairments were recorded in 1999 and 2000. See Note 6 - 1998 Dispositions and Other Charges for 1998 impairments. The goodwill associated with a majority of our acquisitions is not deductible for income tax purposes.

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

CONSOLIDATION

         The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and our subsidiaries. All significant intercompany balances and transactions have been eliminated.

PRO FORMA NET INCOME (UNAUDITED)

         We acquired the Pooled Companies in transactions that were accounted for as poolings-of-interests. The Pooled Companies were managed through their acquisition dates as independent private companies and represent a variety of tax structures. The unaudited pro forma data presents the incremental provision for income taxes as if all entities had been subject to federal and state income taxes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts and notes receivable, net, accounts payable and accrued liabilities approximate fair value due to the short maturities of these instruments. The carrying amount of long-term debt approximates fair value due to interest rates that approximate current market rates for instruments of similar size and duration.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement, for the Company, is effective January 1, 2001. The Company does not believe that the adoption of this pronouncement will have a significant impact on the Company's financial statements.

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. This bulletin, for the Company, was effective with the fourth quarter of 2000. This SAB summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition policies are consistent with SAB 101.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE:

       The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

                                              BALANCE AT                 CHARGED TO                BALANCE
                                               BEGINNING      BALANCE     COSTS AND               AT END OF
                                               OF PERIOD     ACQUIRED     EXPENSES    WRITE-OFFS    PERIOD
                                              ----------     --------    ----------   ----------  ---------

Twelve months ended December 31, 1998......      $3,356        $  363       $3,262      $2,276     $ 4,705
                                                 ======        ======       ======      ======     =======

Twelve months ended December 31, 1999......      $4,705        $1,660       $6,325      $3,855     $ 8,835
                                                 ======        ======       ======      ======     =======

Twelve months ended December 31, 2000......      $8,835        $  736       $8,725      $4,185     $14,111
                                                 ======        ======       ======      ======     =======


4. PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment consist of the following (in thousands):


                                                                 ESTIMATED            DECEMBER 31,
                                                                USEFUL LIVES   -------------------------
                                                                  IN YEARS         1999          2000
                                                                  --------         ----          ----
Land......................................................          N/A         $     934     $     934
Buildings and improvements................................          7--18           3,991         3,604
Leasehold improvements....................................     Life of lease        3,563         5,345
Vehicles..................................................          5--7            2,500         2,448
Machinery and equipment...................................          5--15          35,367        45,464
Computer equipment and software...........................          3--7           30,596        34,295
Furniture and fixtures....................................          5--15           3,896         4,577
                                                                                ---------     ---------
                                                                                   80,847        96,667
Less-- Accumulated depreciation...........................                         34,335        46,326
                                                                                ---------     ---------
                                                                                $  46,512     $  50,341
                                                                                =========     =========

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

         Accounts payable and accrued liabilities consist of the following (in thousands):

                                                   DECEMBER 31,
                                               -------------------
                                                 1999       2000
                                                 ----       ----
Accounts payable and accrued liabilities....   $ 24,253   $  9,062
Accrued compensation and benefits ..........     12,683     15,850
Customer deposits ..........................      3,327      4,625
Unearned revenue ...........................      8,641     12,260
Accrued liabilities from acquisitions ......     29,017     15,202
Accrued professional fees ..................        359        352
                                               --------   --------
                                               $ 78,280   $ 57,351
                                               ========   ========

6. BUSINESS COMBINATIONS:

2000 ACQUISITIONS

         During 2000, we acquired five business process outsourcing solution businesses, which were accounted for as purchases (the "Purchased Companies"). These acquisitions were (i) Mailing and Marketing, Inc., (ii) Global Direct, Inc., (iii) Pinnacle Legal Copies, Inc. and PLCI, Inc., (iv) Lexicode Corporation, and (v) RTI Laser Print Services, Inc. The aggregate consideration paid for the Purchased Companies consisted of $51.0 million in cash and 205,350 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):


 Consideration Paid.....................................................  $56,196
 Estimated Fair Value of Tangible Assets................................   19,000
 Estimated Fair Value of Liabilities....................................   10,624
 Goodwill...............................................................   47,820


         The weighted average fair market values of the shares of common stock used in calculating the consideration paid for the Purchased Companies was $25.44 per share, which represents a 18% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

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

1998 ACQUISITIONS

         During 1998, we acquired 13 document management businesses, eight of which were accounted for as purchases (the "Purchased Companies") and five of which were accounted for under the pooling-of-interests method. The eight acquisitions accounted for as purchases were Medicopy, Inc. ("Medicopy"), Associate Record Technician Services, Inc. ("ARTS"), DeBari Associates, Inc. ("DeBari"), ACT Medical Record Services, Inc. ("ACT"), Eagle Legal Services, Inc. ("Eagle"), Doctex, Inc. ("Doctex"), Copyright, Inc. ("Copyright"), and certain assets of Olicon Imaging Systems, Inc. ("Radiology"). The aggregate consideration paid for the Purchased Companies consisted of $18.2 million in cash and 644,762 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):


 Consideration Paid...................................................  $32,855
 Estimated Fair Value of Tangible Assets..............................    7,925
 Estimated Fair Value of Liabilities..................................    8,754
 Goodwill.............................................................   33,684


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

         The acquisitions of CMI in September 1998 and ERS in October 1998 for 745,000 and 835,000 shares of common stock, respectively, were accounted for as poolings-of-interests. The consolidated financial statements for all periods presented have been restated to include the accounts of CMI and ERS. Pro forma net income reflects adjustments for the incremental provision for income taxes as if all entities had been subject to federal and state income taxes.

         The acquisition of Lifo in February 1998 for 326,659 shares of common stock was accounted for as a pooling-of-interests. The acquisitions of TCH and ADG in December 1998 for 416,524 shares of common stock were also accounted for as poolings-of-interests. Our consolidated financial statements were not restated for periods prior to October 1, 1998, due to the financial immateriality of TCH and ADG.

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

 CONTINGENT CONSIDERATION

         Certain of our acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During 2000, we paid consideration of $30.8 million in cash and 662,447 of common stock at an average price of $32.09 per share in relation to contingent consideration agreements that have been settled. Based upon the evaluation of cumulative earnings through December 31, 2000, against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $18.6 million, of which $10.4 million is classified as accounts payable and accrued liabilities and will be settled in cash and $8.2 million is classified as other long-term obligations and will be settled in common stock. All of the periods applicable for the earnout targets have not been completed, and additional amounts may be payable in future periods under the terms of the agreements.

PRO FORMA FINANCIAL DATA

         Set forth below are unaudited pro forma financial data for the years ended December 31, 1999 and 2000. The unaudited pro forma data give effect to:
(i) the 2000 Acquisitions and the 1999 acquisitions; and (ii) compensation and tax adjustments for all transactions as if these transactions had occurred on January 1, 1999.

                                                            PRO FORMA YEAR ENDED
                                                                DECEMBER 31,
                                                           ----------------------
                                                           1999              2000
                                                           ----              ----
                                                      (UNAUDITED, IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)

  Revenue.......................................         $440,788         $470,341
  Income before income taxes....................           51,417           55,451
  Net income....................................           30,851           33,567

  Net income per common share:
    Basic.......................................         $   2.12         $   2.19
    Diluted.....................................         $   2.01         $   2.08

  Weighted average common shares outstanding:
    Basic.......................................           14,518           15,327
    Diluted.....................................           15,359           16,108


         The pro forma information is provided for informational purposes only and does not purport to present our results of operations had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future.

7. LONG-TERM OBLIGATIONS AND CREDIT FACILITIES:

LONG-TERM OBLIGATIONS

         Long-term obligations consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           -------------------
                                                                             1999       2000
                                                                             ----       ----
 Line of credit, expiring at March 2003, interest at prime or the Eurodollar rate plus 0.75%(5.50% to 7.19%) at December 31,
   1999, and interest at prime or the Eurodollar rate plus 1.125%
   (7.19% to 7.94%) at December 31, 2000 ...............................    $82,000   $121,000
 Industrial Revenue Bonds: Variable Rate (3.1% at December 31,
   1999 and 3.7% at December 31, 2000) Demand/Fixed Rate Revenue Bonds,
   Prince George's County, Maryland; due beginning in 1996 through 2014 secured by all real estate equipment and other tangible property of
   a subsidiary of the Company..........................................      2,144      2,044
 All other obligations .................................................      2,232      1,591
                                                                            -------   --------
      Total ............................................................     86,376    124,635
 Less--Current maturities of long-term obligations .....................      1,204        851
                                                                            -------   --------
      Total long-term obligations ......................................    $85,172   $123,784
                                                                            =======   --------

         In February 1998, we entered into a credit agreement (the "1998 Credit Agreement") with Paribas and Bank of America Texas, N.A., as co-agents and lenders named therein. Under the 1998 Credit Agreement, we and our subsidiaries could borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $65.0 million, subject to certain customary borrowing capacity requirements. In April 1999 and August 1999, the 1998 Credit Agreement was amended to increase the aggregate outstanding principal limit to $100.0 million and $125.0 million, respectively. In November 1999, we further amended the 1998 Credit Agreement, increasing the aggregate principal limit to $150.0 million. In May 2000, the 1998 Credit Agreement was further amended to increase the aggregate principal limit to $175 million from $150 million. In July 2000, the 1998 Credit Agreement was amended to extend its revolving term by one year. The 1998 Credit Agreement is secured by the assets and/or stock of our Company and our subsidiaries. The availability under the 1998 Credit Agreement as of December 31, 2000, was $41.7 million.

         The commitment to fund revolving credit loans under the 1998 Credit Agreement expires February 18, 2002. The annual interest rate applicable to borrowings under this facility is, at our option, (i) the prime rate or (ii) grid pricing ranging from 0.5% to 1.50% plus the Eurodollar rate based on the ratio of debt to EBITDA (as defined in the 1998 Credit Agreement). The 1998 Credit Agreement requires mandatory prepayments in certain circumstances. The outstanding principal balance of revolving credit loans is due and payable on March 31, 2003.

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

         The weighted average interest rate on long-term obligations at December 31, 1999 and 2000, was 6.4% and 7.6%, respectively. The 1998 Credit Agreement contains certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth and other financial ratios. As of December 31, 2000, we are in compliance with all loan covenants.

In December 2000, in order to mitigate interest rate risk, the Company has entered into an interest rate hedge agreement in the notional amount of $50 million, whereby the Company has fixed the interest rate through March 2003 on the notional amount of the hedge agreement at 5.775% plus the applicable floating spread.

MATURITIES OF LONG-TERM OBLIGATIONS

         As of December 31, 2000, maturities of long-term obligations are as follows (in thousands):


 YEARS ENDING DECEMBER 31,
 -------------------------
       2001..................................................................  $    851
       2002..................................................................    24,734
       2003..................................................................    97,048
       2004..................................................................       122
       2005..................................................................       123
       Thereafter............................................................     1,757
                                                                               --------
       Total.................................................................  $124,635
                                                                               ========

8. LEASE COMMITMENTS:

         Our operating companies lease various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases, included in long-term obligations, and noncancelable operating leases are as follows (in thousands):

                                                                                    YEAR ENDED
                                                                                DECEMBER 31, 2000
                                                                         --------------------------------
                                                                             CAPITAL         OPERATING
 YEARS ENDING DECEMBER 31,                                                   LEASES           LEASES
 -------------------------                                                   -------          ------
      2001.............................................................       $  795         $17,430
      2002.............................................................          440          14,259
      2003.............................................................          132          10,634
      2004.............................................................            0           6,234
      2005.............................................................            0           3,115
      Thereafter.......................................................            0           4,803
                                                                              ------         -------
      Total minimum lease payments.....................................        1,367         $56,475
                                                                                             =======
      Less-- Amounts representing interest.............................           94
                                                                              ------
      Net minimum lease payments.......................................        1,273

      Less-- Current portion of obligations under capital leases.......          731
                                                                              ------

      Long-term portion of obligations under capital leases............       $  542
                                                                              ======

         Rent expense for all operating leases for the years ended December 31, 1998, 1999 and 2000 was approximately $11.7 million, $15.1 million, and $20.7 million, respectively.

9. INCOME TAXES:

         The provision for federal and state income taxes consists of the following (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                          1998          1999          2000
                                        --------      --------      --------

Federal--
    Current .........................   $ 10,453      $ 13,301      $ 18,476
    Deferred ........................     (1,233)          (21)          392
State--
    Current .........................      1,988         2,724         1,966
    Deferred ........................       (221)           (4)           93
                                        --------      --------      --------
                                        $ 10,987      $ 16,000      $ 20,927
                                        ========      ========      ========

         The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             ------------------------------------
                                               1998          1999          2000
                                             --------      --------      --------

Tax at statutory rate ..................     $ 10,506      $ 13,970      $ 18,560
  Add (deduct)--
     State income taxes ................        1,148         1,768         1,491
     Nondeductible expenses ............          920           875         1,471
     Loss of S corporations ............       (1,130)         (599)         (115)
     Other .............................         (457)          (14)         (480)
                                             --------      --------      --------
                                             $ 10,987      $ 16,000      $ 20,927
                                             ========      ========      ========

         The components of deferred income tax liabilities and assets are as follows (in thousands):

                                                                     DECEMBER 31,
                                                                 --------------------
                                                                   1999        2000
                                                                 --------    --------
Deferred income tax liabilities--
  Tax over book depreciation and amortization ................   $  2,017    $  5,487
  Cash to accrual differences, net ...........................        712         818
  Other, net .................................................        860         242
                                                                 --------    --------
      Total deferred income tax liabilities ..................      3,589       6,547
Deferred income tax assets--
  Allowance for doubtful accounts ............................      3,058       5,223
  Accrued liabilities ........................................      1,369         883
    Other reserves, net ......................................         35         835
                                                                 --------    --------
      Total deferred income tax assets .......................      4,462       6,941
                                                                 --------    --------
Total net deferred income tax (liabilities)/assets ...........   $    873    $    394
                                                                 ========    ========

Current portion of deferred income tax (liabilities)/assets ..   $  2,890    $  3,935
Long-term deferred tax assets/(liabilities) ..................     (2,017)     (3,541)
                                                                 --------    --------
                                                                 $    873    $    394
                                                                 ========    ========

10. STOCKHOLDERS' EQUITY:

STOCK OPTIONS AND WARRANTS:

         At December 31, 2000, we had one stock-based compensation plan, the 1995 Stock Option Plan, as amended (the "Plan"), which is described below. We have also issued warrants (the "Warrants") to certain key employees and employees of our subsidiaries. We refer to these options and warrants collectively as "Awards." We apply APB Opinion 25 and related interpretations in accounting for awards. Awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation cost has been recognized for the awards. Had compensation cost been determined based upon the fair value at grant dates for these awards consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," our net income and earnings per share would have been as follows (in thousands, except for per share data):

                                                                 DECEMBER 31,
                                                     ------------------------------------
                                                        1998         1999         2000
                                                     ----------   ----------   ----------
Net income under SFAS 123 ........................   $   16,626   $   20,914   $   28,970
Diluted net income per common share under SFAS 123   $     1.21   $     1.40   $     1.80
Actual net income ................................   $   19,031   $   24,001   $   32,101
Actual diluted net income per common share .......   $     1.39   $     1.60   $     2.00


         The fair value of the Awards was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1998: risk free interest rate ranging from 4.0% to 5.7%, no dividend yield, average expected life of three years, and volatility of 40%. The following assumptions were used for 1999: risk free interest rate ranging from 4.5% to 6.1%, no dividend yield, average expected life of three years, and volatility of 35%. The following assumptions were used for 2000: risk free interest rate ranging from 5.0% to 6.8%, no dividend yield, average expected life of three years, and volatility of 40%.

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

         The maximum number of shares of common stock that may be subject to outstanding options under the Plan, determined immediately after the grant of any option, is the greater of 650,000 shares or 16% of the aggregate number of shares of our common stock outstanding; provided, however, that options to purchase no more than 650,000 shares of common stock may be granted as ISOs. At December 31, 1999 and 2000, approximately 417,000 and 1,046,000 shares, respectively, were available for issuance.

         We had 2,830,410 and 2,598,861 Awards outstanding at December 31, 1999, and 2000, respectively. These Awards, other than those granted to employee directors, have 10-year expirations and various vesting schedules.

                                                                              AWARDS OUTSTANDING
                                                                    ---------------------------------------
                                                                                         WEIGHTED AVERAGE
                                                                         SHARES           EXERCISE PRICE
                                                                    ----------------     ----------------
                                                                     (IN THOUSANDS)
 Balance, December 31, 1997 ................................                   1,814           $19.23
 Granted ...................................................                   1,205           $26.53
 Exercised .................................................                     143           $17.22
 Forfeited .................................................                      62           $21.22
                                                                              ------           ------
 Balance, December 31, 1998 ................................                   2,814           $22.42
 Granted ...................................................                     480           $27.95
 Exercised .................................................                     255           $18.62
 Forfeited .................................................                     209           $23.69
                                                                              ------           ------
 Balance, December 31, 1999 ................................                   2,830           $23.60
 Granted ...................................................                     756           $29.37
 Exercised .................................................                     832           $20.50
 Forfeited .................................................                     155           $24.62
                                                                              ------           ------
 Balance, December 31, 2000 ................................                   2,599           $26.21
                                                                              ------           ------
 Exercisable, December 31, 2000 ............................                   1,127           $23.50
                                                                              ======           ======

         The following table summarizes information about Awards granted under the Plan that were outstanding at December 31, 2000:

                                     AWARDS OUTSTANDING                        AWARDS EXERCISABLE
                      ------------------------------------------------  -------------------------------
                         NUMBER      WEIGHTED-AVERAGE     WEIGHTED        NUMBER
      RANGE OF        OUTSTANDING       REMAINING          AVERAGE      EXERCISABLE    WEIGHTED AVERAGE
  EXERCISE PRICES     AT 12/31/00    CONTRACTUAL LIFE   EXERCISE PRICE  AT 12/31/00     EXERCISE PRICE
  ---------------     -----------    ----------------   --------------  -----------     --------------
  $10.00-$23.50          694,076            6.32            $20.07         611,046          $19.87
  $23.75-$26.38          620,587            8.27            $25.65         184,926          $24.90
  $26.75-$28.63          790,510            8.04            $27.89         249,320          $28.11
  $28.88-$37.25          493,688            8.80            $32.88          82,187          $33.36


NET INCOME PER SHARE

         Basic and diluted net income per share were computed in accordance with SFAS No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         1998         1999         2000
                                                       --------     --------     --------
Basic weighted average common shares .............       13,370       14,149       15,284
Weighted average options and warrants ............          336          486          407
Other contingent consideration ...................           25          355          374
                                                       --------     --------     --------
Diluted weighted average common shares ...........       13,731       14,990       16,065
                                                       ========     ========     ========

         At December 31, 2000, approximately 88,000 anti-dilutive options were not included in the diluted earnings per share calculation. These options may be dilutive in future earnings per share calculations.

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

         Certain of the operating companies have separate qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred by us related to the Plans was approximately $610,000, $887,000, and $970,542 for the years ended December 31, 1998, 1999 and 2000 respectively.

12. RELATED PARTY TRANSACTIONS:

LEASING TRANSACTIONS

         Certain of our operating companies lease their operating facilities, along with certain equipment, from selling parties who remained our employees or directors. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 1998, 1999 and 2000 was approximately $647,000, $1,362,348 and $1,113,209, respectively.

NOTES RECEIVABLE

         In the acquisition of the Founding Companies, we acquired $642,000 of notes receivable from two Founding Company shareholders. When we began our operations, the shareholders entered into new notes receivable with a stated interest rate (5%) and principal payment schedules. Principal and interest were paid in full by the shareholders in 1999 and early 2000.

13. COMMITMENTS AND CONTINGENCIES:

LITIGATION

         We are, from time to time, a party to litigation arising in the normal course of business. Our management believes that none of these actions will have a material adverse effect on our business, financial condition or results of operations.

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

14. SEGMENT REPORTING:

         We and our subsidiaries are principally engaged in business process outsourcing services. We have identified segments based on management responsibility as follows:

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

         F.Y.I. HealthSERVE and Government: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state government disability. workers compensation claims and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

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

         We have a broad client base. We had two clients' projects that accounted for approximately $33.6 million, or 7.3%, of our revenue for the year ended December 31, 2000.

         We measure segment profit as earnings before taxes. Information on segments follows (in thousands):

                          Year ended December 31, 2000

                                                           F.Y.I. HealthSERVE/
                         F.Y.I. IMAGE   F.Y.I. LEGAL       GOVERNMENT SERVICES       F.Y.I. DIRECT       CONSOLIDATED
                         ------------   ------------      ---------------------      -------------       ------------
Revenue                    $147,296        $87,811               $139,651                $82,832           $457,590
Depreciation and
 amortization                 7,225          4,230                  7,086                  3,815             22,356
Operating income             21,246         13,115                 20,234                  7,360             61,955
Interest expense              3,236          1,895                  2,991                  1,839              9,961
Income before income
   taxes                     17,988         11,325                 17,352                  6,363             53,028
Total assets                156,682         83,303                150,737                 63,987            454,709

                        Year ended December 31, 1999 (1)


                                                           F.Y.I. HealthSERVE/
                         F.Y.I. IMAGE   F.Y.I. LEGAL       GOVERNMENT SERVICES       F.Y.I. DIRECT      CONSOLIDATED
                         ------------   ------------       -------------------       -------------      ------------
Revenue
                           $115,552        $82,473               $104,427                $47,592          $350,044
Depreciation and
 amortization                 4,960          2,823                  4,722                  1,058            13,563
Operating income             17,593          9,621                 13,312                  3,450            43,976
Interest expense              1,669            888                  1,196                    493             4,246
Income before income
   taxes                     15,919          8,826                 12,201                  3,055            40,001
Total assets               $133,734        $77,542               $129,134                $28,945          $369,355

                                          Year ended December 31, 1998 (1)


                                                           F.Y.I. HealthSERVE/
                         F.Y.I. IMAGE   F.Y.I. LEGAL       GOVERNMENT SERVICES       F.Y.I. DIRECT      CONSOLIDATED
                         ------------   ------------       -------------------       -------------      ------------

Revenue                     $48,897        $78,580                $82,649                $30,780           $240,906
Depreciation and
 amortization                 2,679          2,865                  3,613                  1,577             10,734
Operating income              7,265         11,252                  8,718                  3,773             31,008
Interest expense                279            491                    379                    319              1,468
Income before income
   taxes                      7,261         10,907                  8,124                  3,726             30,018
Total assets                $34,875        $73,147                $78,126                $20,822           $206,970

 (1) The 1999 and 1998 segments have been reclassified to conform to our 2000 presentation.


15. QUARTERLY INFORMATION (UNAUDITED):

                                                                F.Y.I. INCORPORATED
                                 --------------------------------------------------------------------------------------------------

                                           1999 Quarter Ended                           2000 Quarter Ended
                                           ------------------                           ------------------

                                  Mar 31       Jun 30       Sep 30       Dec 31       Mar 31       Jun 30       Sep 30      Dec 31
                                 --------     --------     --------     --------     --------     --------     --------    --------

Total revenue ...............    $ 69,494     $ 79,466     $ 95,592     $105,492     $107,765     $114,400     $118,384    $117,041
Gross profit ................      25,600       29,707       34,321       37,673       38,976       42,689       44,478      44,822
Income before income taxes ..       8,789        9,561       10,627       11,024       11,937       13,108       13,816      14,167
Net income ..................       5,273        5,737        6,376        6,615        7,162        7,865        8,290       8,784

Net income per common share -
  Basic .....................    $   0.38     $   0.41     $   0.45     $   0.46     $   0.49     $   0.52     $   0.54    $   0.55
  Diluted ...................    $   0.36     $   0.39     $   0.42     $   0.43     $   0.46     $   0.50     $   0.51    $   0.53
Weighted average common
   shares outstanding-
  Basic .....................      13,940       14,028       14,277       14,350       14,564       15,050       15,471      16,050
  Diluted ...................      14,579       14,710       15,190       15,482       15,520       15,715       16,368      16,656


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Item 10 will be set forth under the caption "Election of Directors" in our 2001 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2000, and which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by Item 11 will be set forth under the caption "Executive Compensation" in our 2001 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2000, and which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2000, and which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2001 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2000, and which is incorporated herein by this reference.

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

               10.72*         -- Warrant issued to Ron Zazworsky, dated March
                              16, 2000

               10.73*         -- Warrant issued to Timothy J. Barker, dated
                              March 16, 2000

               10.74*         -- Warrant issued to Joe A. Rose, dated March 16,
                              2000

               10.75*         -- Warrant issued to David Byerley, dated March
                              16, 2000

               10.76*         -- Warrant issued to Jon Shaw, dated March 16,
                              2000

               10.77* -- Amended and Restated Employment Agreement between F.Y.I. Incorporated and Jonathan B. Shaw

               10.78 -- Fifth Amendment to Amended and Restated Credit Agreement dated April 13, 2000, by and among F.Y.I. Incorporated, Paribas, Bank of America N.A., and Bank One, Texas N.A. and the Lenders named therein.

               10.79 -- Sixth Amendment to Amended and Restated Credit Agreement, dated as of July 14, 2000, by and among F.Y.I. Incorporated, BNP Paribas, Bank of America N.A., Bank One, Texas N.A. and the Lenders named therein.

               10.80*         -- Employment Agreement between F.Y.I.
                              Incorporated and Barry L. Edwards

               10.81* -- Letter agreement, dated July 25, 2000, between Timothy J. Barker and F.Y.I. Incorporated regarding modifications to Employment Agreement.

               10.82* -- Employment Agreement dated as of August 1, 2000 between F.Y.I. Incorporated and Charles S. Gilbert.

               10.83* -- Employment Agreement, dated as of September 5, 2000, between F.Y.I. Incorporated and Michael S. Rupe.

               21             -- List of subsidiaries of F.Y.I. Incorporated

               23.1           -- Consent of Arthur Andersen LLP

               24 -- Power of Attorney (included with the signature page hereof)

               * Compensatory plan or arrangement

          (b) Reports on Form 8-K:

We did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            F.Y.I. INCORPORATED

                                            By: /s/ Ed H. Bowman, Jr.
                                            --------------------------------
                                                  Ed H. Bowman, Jr.,
                                        President and Chief Executive Officer

Date: March 29, 2001

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby authorizes and constitutes Ed H. Bowman, Jr. and Charles S. Gilbert, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 29, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           CAPACITY IN WHICH SIGNED
---------                           ------------------------


/s/ Thomas C. Walker
----------------------              Chairman of the Board and
Thomas C. Walker                    Chief Development Officer

/s/ Ed H. Bowman, Jr.
----------------------              Director, President and Chief
Ed H. Bowman, Jr.                   Executive Officer (Principal
                                    Executive Officer)

/s/ David Lowenstein
----------------------              Director and Founder
David Lowenstein

/s/ Joe A. Rose
----------------------              Director, Executive Vice
Joe A. Rose                         President and Chief Operating
                                    Officer

/s/ Barry L. Edwards
----------------------              Executive Vice President and
Barry L. Edwards                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

/s/ Michael J. Bradley
----------------------              Director
Michael J. Bradley

/s/ Donald F. Moorehead, Jr.
----------------------              Director
Donald F. Moorehead, Jr.

/s/ Hon. Edward M. Rowell
----------------------              Director
Hon. Edward M. Rowell

/s/ Jonathan B. Shaw
----------------------              Director
Jonathan B. Shaw