Form 10-Q
period 2001-03-31
FYI INC
filed 2001-05-15
CIK 936931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2001, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____________ to ____________

                         Commission file number 0-27444

                               F.Y.I. INCORPORATED
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 75-2560895
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

     3232 MCKINNEY AVENUE, SUITE 1000
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

                                Yes /X/   No / /

As of April 30, 2001, 16,498,874 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2001

                                      INDEX

   PART I.              FINANCIAL INFORMATION                                                                    3

   Item 1               Financial Statements                                                                     3

                        Consolidated  Balance  Sheets - December  31, 2000 and March 31, 2001
                        (unaudited)                                                                              4

                        Consolidated Statements of Operations - Three months
                        ended March 31, 2000 and 2001 (unaudited)                                                5

                        Consolidated Statements of Cash Flows - Three months
                        ended March 31, 2000 and 2001 (unaudited)                                                6

                        Notes to Consolidated Financial Statements                                               7

   Item 2               Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                                   12

   Item 3               Quantitative and Qualitative Disclosures about Market Risk                              15

   PART II.             OTHER INFORMATION                                                                     II-1

   Item 5               Other Information                                                                     II-1

   Item 6               Exhibits and Reports on Form 8-K                                                      II-1

                        SIGNATURES                                                                            II-4

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 31,        MARCH 31,
                                                                               2000              2001
                                                                           ------------      ------------
                                  ASSETS                                                      (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                             $      9,504      $      5,204
     Accounts and notes receivable, less allowance for doubtful
       accounts of $14,111 and $18,246, respectively                             93,583           106,210
     Inventories                                                                  5,112             5,575
     Deferred income taxes                                                        3,935             4,675
     Prepaid expenses and other current assets                                    6,747             8,681
                                                                           ------------      ------------
         Total current assets                                                   118,881           130,345

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
    $46,326 and $50,124, respectively                                            50,341            54,591
GOODWILL AND OTHER INTANGIBLES, net of amortization of $19,241
    and $21,729, respectively                                                   278,709           322,403
OTHER NONCURRENT ASSETS                                                           6,778             8,525
                                                                           ------------      ------------
                     Total assets                                          $    454,709      $    515,864
                                                                           ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                              $     57,351      $     68,603
     Current maturities of long-term obligations                                    851               809
     Income tax payable                                                           4,759            10,334
                                                                           ------------      ------------
         Total current liabilities                                               62,961            79,746

LONG-TERM OBLIGATIONS, net of current maturities                                123,784           149,613
DEFERRED INCOME TAX                                                               3,541             3,053
OTHER LONG-TERM OBLIGATIONS                                                      11,031            17,607
                                                                           ------------      ------------
                     Total liabilities                                          201,317           250,019

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
         no shares issued and outstanding                                            --                --
     Common stock, $.01 par value, 26,000,000 shares authorized,
         16,191,416 and 16,365,494 shares issued and outstanding
          at December 31, 2000 and March 31, 2001, respectively                     162               164
     Additional paid-in-capital                                                 166,608           171,027
     Accumulated other comprehensive loss                                            --              (662)
     Retained earnings                                                           87,286            95,980
                                                                           ------------      ------------
                                                                                254,056           266,509
     Less - Treasury stock, $.01 par value, 42,605 shares
         at December 31, 2000 and March 31, 2001                                   (664)             (664)
                                                                           ------------      ------------
                     Total stockholders' equity                                 253,392           265,845
                                                                           ------------      ------------
                     Total liabilities and stockholders' equity            $    454,709      $    515,864
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

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS
                                                                ENDED
                                                               MARCH 31,
                                                       --------------------------
                                                          2000            2001
                                                       ----------      ----------
                                                               (UNAUDITED)
  REVENUE                                              $  107,765      $  121,404

  COST OF SERVICES                                         65,673          71,678
  DEPRECIATION                                              3,116           3,912
                                                       ----------      ----------
                    Gross profit                           38,976          45,814
  SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                             23,474          27,092
  AMORTIZATION                                              1,890           2,492
                                                       ----------      ----------
                    Operating income                       13,612          16,230

  OTHER (INCOME) EXPENSE:
      Interest expense                                      1,852           2,341
      Interest income                                        (102)           (105)
      Other (income) expense, net                             (75)            (29)
                                                       ----------      ----------
                    Income before income taxes             11,937          14,023

  PROVISION FOR INCOME TAXES                                4,775           5,329
                                                       ----------      ----------
  NET INCOME                                           $    7,162      $    8,694
                                                       ==========      ==========
  NET INCOME PER COMMON SHARE
      BASIC                                            $     0.49      $     0.54
                                                       ==========      ==========
      DILUTED                                          $     0.46      $     0.52
                                                       ==========      ==========
  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                                14,564          16,212
                                                       ==========      ==========
      DILUTED                                              15,520          16,876
                                                       ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      F.Y.I. INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              THREE MONTHS
                                                                                                 ENDED
                                                                                                MARCH 31,
                                                                                     ------------------------------
                                                                                         2000              2001
                                                                                     ------------      ------------
                                                                                               (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $      7,162      $      8,694
      Adjustments to reconcile net income to net cash provided
         by operating activities:
             Depreciation and amortization                                                  5,006             6,404
      Change in operating assets and liabilities:
                  Accounts and notes receivable                                            (4,396)           (6,714)
                  Prepaid expenses and other assets                                        (2,670)           (2,593)
                  Accounts payable and other current liabilities                            1,383             9,174
                                                                                     ------------      ------------
                        Net cash provided by operating activities                           6,485            14,965

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                            (3,655)           (5,093)
      Cash paid for acquisitions, net of cash acquired                                    (40,762)           (7,848)
                                                                                     ------------      ------------
                        Net cash used for investing activities                            (44,417)          (12,941)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from common stock issuance, net of underwriting
         discounts and other costs                                                            657             1,103
      Proceeds from long-term obligations                                                  48,500            10,993
      Principal payments on long-term obligations                                          (8,691)          (18,220)
      Cash paid for debt issuance costs                                                        --              (200)
                                                                                     ------------      ------------
                        Net cash provided by (used for) financing activities               40,466            (6,324)

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      2,534            (4,300)

  CASH AND CASH EQUIVALENTS, beginning of period                                            9,396             9,504
                                                                                     ------------      ------------
  CASH AND CASH EQUIVALENTS, end of period                                           $     11,930      $      5,204
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

         In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at March 31, 2001, our results of operations for the three months ended March 31, 2000 and 2001, and our cash flows for the three months ended March 31, 2000 and 2001. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on March 30, 2001. The results of operations for the three month periods ended March 31, 2000 and 2001 may not be indicative of the results for the full year.


2. WEIGHTED AVERAGE SHARES OUTSTANDING

         Basic and diluted net income per common share were computed in accordance with SFAS No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                                 MARCH 31,
                                                       -----------------------------
                                                           2000             2001
                                                       ------------     ------------
Basic weighted average common shares                         14,564           16,212
Weighted average options and warrants and other
   contingent consideration                                     956              664
                                                       ------------     ------------
Diluted weighted average common shares                       15,520           16,876
                                                       ============     ============

3. BUSINESS COMBINATIONS

2001 ACQUISITIONS

         During the first three months of 2001, we acquired three business process outsourcing solutions businesses, which were accounted for as purchases (the "Purchased Companies"). These acquisitions were (i) STAT Healthcare Consultants, Inc., (ii) Micromedia of New England, Inc., (iii) Image Entry
Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc., and Image Entry of Alabama Inc. The aggregate consideration paid for the Purchased Companies consisted of $40.2 million in cash and 93,365 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):

         Consideration Paid                               $    42,695
         Estimated Fair Value of Identifiable Assets           11,232
         Estimated Fair Value of Liabilities                    3,412
         Goodwill                                              34,875

         The weighted average fair market values of the shares of common stock used in calculating the consideration paid for the Purchased Companies was $27.20 per share, which represents a 20% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

         The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different from the final allocations.

CONTINGENT CONSIDERATION

         Certain of our acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During the first three months of 2001, we paid consideration of $0.9 million in cash and 13,139 shares of common stock at an average price of $29.48 in relation to contingent consideration agreements that have been finalized. Based upon the evaluation of cumulative earnings through March 31, 2001 against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $29.4 million, of which $16.4 million is classified as accounts payable and accrued liabilities and will be settled in cash and $13.0 million is classified as long-term obligations and will be settled in common stock. All of the periods applicable for the earnout targets have not been completed, and additional amounts may be payable in future periods under the terms of the agreements.

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

4. SEGMENT REPORTING

         We and our subsidiaries are principally engaged in business process outsourcing services. We have identified segments based on management responsibility as follows:

         F.Y.I. Image: (i) electronic imaging services, involving the conversion of paper or microfilm documents into digitized information, database management and indexing; (ii) analog services involving the conversion of paper documents into microfilm images, film processing and computer based indexing and formatting; (iii) data capture and database management services involving data capture, data consolidation and elimination, storage, maintenance, formatting and report creation; (iv) claims processing; and (v) integrated solutions, which deliver technical services with a focus on document imaging, work flow, COLD (Computer Output to Laser Disk) and document information management systems using third party imaging systems.

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

         F.Y.I. HealthSERVE and Government: (i) processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records for healthcare institutions; (iv) document and data conversion services for healthcare institutions; (v) document conversion services for state government disability; workers compensation claims and other government agencies; (vi) temporary staffing services; (vii) providing attending physicians' statements for life and health insurance underwriting; and (viii) managed care compliance reviews.

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

         We measure segment profit as income before income taxes. Information on segments follows (in thousands):

                                                      THREE MONTHS ENDED MARCH 31, 2001
                               ------------------------------------------------------------------------------------
                                                             F.Y.I. HEALTHSERVE/
                                                             -------------------
                               F.Y.I. IMAGE  F.Y.I. LEGAL    GOVERNMENT SERVICES     F.Y.I. DIRECT     CONSOLIDATED
                               ------------  ------------    -------------------     -------------     ------------
Revenue                           $40,814       $19,455            $39,851            $21,284            $121,404
Income before income taxes          5,092         2,288              4,456              2,187              14,023

                                                     THREE MONTHS ENDED MARCH 31, 2000
                               -------------------------------------------------------------------------------
                                                             F.Y.I. HEALTHSERVE/
                                                             -------------------
                               F.Y.I. IMAGE  F.Y.I. LEGAL    GOVERNMENT SERVICES     F.Y.I. DIRECT     CONSOLIDATED
                               ------------  ------------    -------------------     -------------     ------------
Revenue                           $36,566       $21,283            $31,389            $18,527            $107,765
Income before income taxes          4,547         2,609              3,675              1,106              11,937

5. DERIVATIVES AND OTHER COMPREHENSIVE LOSS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

         The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt. The swap has been designated by the Company as a cash flow hedge. As of March 31, 2001, the fair value of the interest rate swap was a liability of $1.1 million ($0.7 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss. This swap has the effect of fixing the interest rate on $50 million of the Company's debt at 5.775% plus the applicable floating spread.

         Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three month periods ended March 31, 2000 and 2001 are as follows:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      2000             2001
                                                                  ------------     ------------
Net income                                                        $      7,162     $      8,694
Other comprehensive income (loss):
 Change in fair value of interest rate swap, net of tax
   benefit of $0 and $406, respectively                                      0             (662)
                                                                  ------------     ------------
Total comprehensive income                                        $      7,162     $      8,032
                                                                  ============     ============

         Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes within a company's equity.


 6. SUBSEQUENT EVENT

         On April 3, 2001, we entered into a new $297.5 million line of credit with Bank of America as arrangement agent and SunTrust Bank and Wells Fargo Bank as co-agents. The annual interest rate applicable to borrowings under this facility is, at our option, (i) grid pricing ranging from 0.0% to 0.5% plus the prime rate based on the ratio of funded debt to EBITDA (as defined in the credit agreement) or (ii) grid pricing ranging from 1.125% to 2.0% plus the Eurodollar rate based on the ratio of funded debt to EBITDA. This credit facility replaced the previous $175 million facility. This new credit facility matures in April 2004 and is subject to customary borrowing capacity requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q.

INTRODUCTION

         We are a leading provider of business process outsourcing solutions. We offer customers in information intensive industries - such as healthcare, law, banking, insurance, retailing, high tech, manufacturing and government - the solutions to manage their information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

         Since our inception, we have acquired 69 and divested 2 companies. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital. The Company is currently evaluating, but has made no final decisions regarding several non-strategic entities for divestiture. The Company may commit to a plan of action with these entities during 2001.

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


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    REVENUE

    Revenue increased 12.7% from $107.8 million for the three months ended March 31, 2000 to $121.4 million for the three months ended March 31, 2001. This increase was largely due to revenue from the acquisitions completed subsequent to March 31, 2000 and internal revenue growth, excluding acquired revenue, of 3.7%. This revenue growth was primarily attributable to an increase in revenue for data capture services, class action administrative services, and medical records request processing.

    GROSS PROFIT

    Gross profit increased 17.5% from $39.0 million for the three months ended March 31, 2000 to $45.8 million for the three months ended March 31, 2001, largely due to acquisitions completed subsequent to March 31, 2000. Gross profit as a percentage of revenue increased from 36.2% for the three months ended March 31, 2000 to 37.7% for the three months ended March 31, 2001, primarily due to higher than average margins on acquisitions completed subsequent to March 31, 2000 and class action administrative services.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A increased 15.4% from $23.5 million, or 21.8% of revenue, for the three months ended March 31, 2000 to $27.1 million, or 22.3% of revenue, for the three months ended March 31, 2001. This increase was a result of SG&A at companies acquired subsequent to March 31, 2000 and increased corporate overhead required to manage the consolidated group.

    OPERATING INCOME

    Operating income increased 19.2% from $13.6 million, or 12.6% of revenue, for the three months ended March 31, 2000 to $16.2 million, or 13.4% of revenue, for the three months ended March 31, 2001, largely attributable to the factors discussed above.

    INCOME BEFORE INCOME TAXES AND NET INCOME

    Income before income taxes increased 17.5% from $11.9 million for the three months ended March 31, 2000 to $14.0 million for the three months ended March 31, 2001, and net income increased 21.4% from $7.2 million for the three months ended March 31, 2000 to $8.7 million for the three months ended March 31, 2001, largely attributable to the factors discussed above and to the change in the effective tax rate from 40% to 38%.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, we had $50.6 million of working capital and $5.2 million of cash. Cash flows provided by operating activities for the three months ended March 31, 2001 were $15.0 million. Net cash provided by operating activities was approximately 172% of net income for the three months ended March 31, 2001, mostly due to cash savings from our tax planning, as well as strong cash flow from some recent business additions. Net cash used in investing activities was $12.9 million for the three months ended March 31, 2001, as we paid $7.8 million for acquisitions, net of cash acquired, including contingent consideration related to prior year acquisitions. Net cash used by financing activities was $6.3 million for the three months ended March 31, 2001, primarily due to paydowns of $18.2 million on our line of credit, net of proceeds of $11.0 million on long-term obligations.

    On April 3, 2001, we entered into a new $297.5 million line of credit with Bank of America as arrangement agent and SunTrust Bank and Wells Fargo Bank as co-agents. The annual interest rate applicable to borrowings under this facility is, at our option, (i) grid pricing ranging from 0.0% to 0.5% plus the prime rate based on the ratio of funded debt to EBITDA (as defined in the credit agreement) or (ii) grid pricing ranging from 1.125% to 2.0% plus the Eurodollar rate based on the ratio of funded debt to EBITDA. This credit facility replaced the previous $175 million facility. This new credit facility matures in April 2004 and is subject to customary borrowing capacity requirements.

    In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 1,979,528 shares were available as of March 31, 2001.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the indenture and capital lease obligations. The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt. This swap has the effect of fixing the interest rate on $50 million of the Company's debt at 5.775% plus the applicable floating spread. The swap has been designated by the Company as a cash flow hedge. As of March 31, 2001, the fair value of the interest rate swap was a liability of $1.1 million, which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss

PART II.      OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

RECENT DEVELOPMENTS

ACQUISITIONS

Since March 31, 2001, we have acquired the following business process outsourcing solutions businesses: (i) Kinsella Communications, a class-action lawsuit notification service located in Washington D.C., and (ii) Digital Data Resources, Inc., a document imaging business located in Iowa.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     2.20 Stock Purchase Agreement dated as of March 31, 2001 by and among F.Y.I. Incorporated, Image Entry Acquisition Corp. Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. and the Shareholders of Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. (Incorporated by reference to Exhibit 2.20 to the Company's Current Report on Form 8-K filed on April 12, 2001)

     4.3 Warrant No. W057 issued to Thomas C. Walker, dated January 24, 2001 (Incorporated by reference to Exhibit 4.3 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.4 Warrant No. W058 issued to Ed H. Bowman, Jr., dated January 24, 2001. (Incorporated by reference to Exhibit 4.4 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.5 Warrant No. W059 issued to Joe A. Rose, dated January 24, 2001. (Incorporated by reference to Exhibit 4.5 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.6 Warrant No. W060 issued to Barry L. Edwards, dated January 24, 2001. (Incorporated by reference to Exhibit 4.6 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.7 Warrant No. W061 issued to Charles S. Gilbert, dated January 24, 2001. (Incorporated by reference to Exhibit 4.7 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.8 Warrant No. W062 issued to Michael S. Rupe, dated January 24, 2001. (Incorporated by reference to Exhibit 4.8 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.9 Warrant No. W063 issued to Ronald Zazworsky, dated January 24, 2001. (Incorporated by reference to Exhibit 4.9 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.10 Warrant No. W064 issued to Gary Patton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.10 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.11 Warrant No. W065 issued to David Byerley, dated January 24, 2001. (Incorporated by reference to Exhibit 4.11 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.12 Warrant No. W066 issued to Mary Baker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.12 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.13 Warrant No. W067 issued to Hossein Borhani, dated January 24, 2001. (Incorporated by reference to Exhibit 4.13 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.14 Warrant No. W068 issued to Charles Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.14 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.15 Warrant No. W069 issued to Joan Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.15 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.16 Warrant No. W070 issued to Stuart Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.16 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.17 Warrant No. W071 issued to Sharon Kelly, dated January 24, 2001. (Incorporated by reference to Exhibit 4.17 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.18 Warrant No. W072 issued to Sam Kimelman, dated January 24, 2001. (Incorporated by reference to Exhibit 4.18 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.19 Warrant No. W073 issued to Steve Swartz, dated January 24, 2001. (Incorporated by reference to Exhibit 4.19 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.20 Warrant No. W074 issued to Janet Thornton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.20 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.21 Warrant No. W075 issued to Paul White, dated January 24, 2001. (Incorporated by reference to Exhibit 4.21 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.22 Warrant No. W076 issued to Holly Barnett, dated January 24, 2001. (Incorporated by reference to Exhibit 4.22 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.23 Warrant No. W077 issued to Dennis Reinhold, dated January 24, 2001. (Incorporated by reference to Exhibit 4.23 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.24 Warrant No. W078 issued to E. Leo Cooper, dated January 24, 2001. (Incorporated by reference to Exhibit 4.24 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

     4.25 Warrant No. W079 issued to Kerry D. Walbridge, dated March 22, 2001. (Incorporated by reference to Exhibit 4.25 to Company's Registration Statement on Form S-8 (Registration No. 333-60768) effective May 11, 2001)

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Commission on April 12, 2001, reporting under Item 2 thereto, the acquisition of Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                    F.Y.I. Incorporated

Date:  May 15, 2001                 By:  /s/ Ed H. Bowman, Jr.
                                         ------------------------------
                                         Ed H. Bowman, Jr.
                                         Chief Executive Officer and President

Date:  May 15, 2001                 By:  /s/ Barry L. Edwards
                                         ------------------------------
                                         Barry L. Edwards
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Accounting Officer)