Form 10-Q
period 2001-06-30
FYI INC
filed 2001-08-14
CIK 936931

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the quarterly period ended June 30, 2001

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

for the transition period from ____________ to ____________

Commission file number 0-27444

F.Y.I. INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	75-2560895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3232 MCKINNEY AVENUE, SUITE 1000 DALLAS, TEXAS	75204
(Address of principal executive offices)	(Zip code)

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

Yes   ☒      No  ☐

As of July 31, 2001, 16,989,155 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

F.Y.I. INCORPORATED AND SUBSIDIARIES
FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2001

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

F.Y.I. INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	June 30,
	2000	2001

ASSETS		(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$9,504	$8,205
Accounts and notes receivable, less allowance for doubtful accounts of $14,111 and $20,686, respectively	93,583	101,651
Income tax receivable	-	7,843
Deferred income taxes	3,935	6,019
Prepaid expenses and other current assets	11,859	10,304
Net assets held for sale	-	6,283

Total current assets	118,881	140,305

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation $46,326 and $43,967, respectively	50,341	43,805
GOODWILL AND OTHER INTANGIBLES, net of amortization of $19,241 and $17,653, respectively	278,709	286,807
OTHER NONCURRENT ASSETS	6,778	7,452

Total assets	$454,709	$478,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,351	$79,176
Current maturities of long-term obligations	851	572
Income tax payable	4,759	-

Total current liabilities	62,961	79,748

LONG-TERM OBLIGATIONS, net of current maturities	123,784	139,021
DEFERRED INCOME TAX	3,541	971
OTHER LONG-TERM OBLIGATIONS	11,031	19,488

Total liabilities	201,317	239,228

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,191,416 and 16,919,111 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	162	170
Additional paid-in-capital	166,608	187,452
Accumulated other comprehensive loss	—	(662)
Retained earnings	87,286	52,845

	254,056	239,805
Less – Treasury stock, $.01 par value, 42,605 shares at December 31, 2000 and June 30, 2001	(664)	(664)

Total stockholders' equity	253,392	239,141

Total liabilities and stockholders' equity	$454,709	$478,369

The accompanying notes are an integral part of these consolidated financial statements.

F.Y.I. INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

	(unaudited)		(unaudited)

REVENUE	$114,400	$119,813	$222,165	$241,217

COST OF SERVICES	68,140	70,817	133,813	142,495
SPECIAL CHARGES	—	417	—	417
DEPRECIATION	3,571	4,236	6,687	8,148

Gross profit	42,689	44,343	81,665	90,157
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	25,331	27,101	48,805	54,193
SPECIAL CHARGES	—	67,908	—	67,908
AMORTIZATION	2,046	2,560	3,936	5,052

Operating income (loss)	15,312	(53,226)	28,924	(36,996)

OTHER (INCOME) EXPENSE:
Interest expense	2,458	3,120	4,310	5,461
Interest income	(111)	(27)	(212)	(132)
Other income, net	(143)	-	(219)	(29)

Income (loss) before income taxes	13,108	(56,319)	25,045	(42,296)

PROVISION (BENEFIT) FOR INCOME TAXES	5,243	(13,188)	10,018	(7,859)

NET INCOME (LOSS)	$7,865	$(43,131)	$15,027	$(34,437)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.52	$(2.60)	$1.01	$(2.10)

Diluted	$0.50	$(2.60)	$0.96	$(2.10)

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING
Basic	15,050	16,575	14,807	16,379

Diluted	15,715	16,575	15,617	16,379

The accompanying notes are an integral part of these consolidated financial statements.

F.Y.I. INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2000	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,027	$(34,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Special Charges	-	68,325
Depreciation and amortization	10,623	13,200
Change in operating assets and liabilities:
Accounts and notes receivable	(2,874)	(11,602)
Prepaid expenses and other assets	(3,066)	(6,179)
Accounts payable and other current liabilities	(6,576)	(5,645)

Net cash provided by operating activities	13,134	23,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,656)	(8,777)
Proceeds from sale of operating company assets	-	1,250
Cash paid for acquisitions, net of cash acquired	(61,008)	(44,924)

Net cash used for investing activities	(67,664)	(52,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of underwriting
discounts and other costs	7,075	12,573
Distribution to shareholders of pooled companies	(174)	-
Proceeds from long-term obligations	69,500	88,932
Principal payments on long-term obligations	(17,747)	(73,815)
Cash paid for debt issuance costs	-	(200)

Net cash provided by financing activities	58,654	27,490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,124	(1,299)

CASH AND CASH EQUIVALENTS, beginning of period	9,396	9,504

CASH AND CASH EQUIVALENTS, end of period	$13,520	$8,205

The accompanying notes are an integral part of these consolidated financial statements. F.Y.I. INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

             The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and our subsidiaries.

             In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at June 30, 2001, our results of operations for the three and six months ended June 30, 2000 and 2001, and our cash flows for the six months ended June 30, 2000 and 2001. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on June 30, 2001.  The results of operations for the three and six month periods ended June 30, 2000 and 2001 may not be indicative of the results for the full year.

2. Special Charges

             During the second quarter, the Company completed several steps of its Business Process Outsourcing realignment strategic plan.  The Company completed a strategic review of its operations and determined markets that it intends to concentrate on for future growth.  Additionally, the Company identified certain non-strategic operating units for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic operating units were evaluated based on criteria such as market growth potential, current operating performance, revenue and earning growth potential, and expected sources and uses of capital.  As a result of the divestiture plan and the completed actions discussed, the Company recorded $68.3 million of pre-tax special charges. ALSO, the Company recorded a $0.5 million charge to write-off deferred debt costs due to the refinancing of long-term obligations, which is included in interest expense.  Additionally, included as a reduction to revenue, the Company incurred $1 million of bad debt expense related specifically to a single project completed during fiscal 2000 within the Healthcare, Regulatory and Legal Compliance segment.  The following details the components of the charges discussed (in millions):

Net loss on sale of assets	$53.4
Net loss on assets held for sale	7.3
Costs to exit certain non-strategic activities/locations	6.1
Nonrecurring legal charge	1.5

Total Special Charges	$68.3
Write-down of deferred financing cost	0.5

Total Pre-tax Charges	68.8

             In June 2001, the Company completed the sale of four automated litigation support companies two legal copy companies, two records acquisition companies and its commercial systems integration consulting services company.  Additionally, the Company was in the process of finalizing the sale of three print on demand companies and its investors' service company. These sales were completed early in the third quarter.  The Company expects that the sale of the print on demand companies will result in a loss.  Therefore, at June 30, 2001 the net assets to be sold were written down to the proceeds to be received resulting in a $7.3 million charge.  The Company expects that the investors' services company will be sold for a gain of approximately $ 9.2 million, which will be recognized upon completion of the sale.  The Company's net assets to be sold at June 30, 2001 have been reclassified as "Net assets for sale" in the current asset section of the balance sheet.

             The net loss on the completed and planned divestitures (the “Divestitures”) and the related net book value of the assets sold are summarized as follows (in thousands):

Total

Assets Sold:
Total consideration (1)	$7,088
Net book value of assets and liabilities	57,334
Selling Expenses	3,131

Net Loss on Sale	$53,377

Assets Held for Sale:
Expected total consideration	$1,725
Net book value of assets and liabilities as of June 30, 2001	7,966
Expected selling expenses	1,084

Net Loss on Assets Held for Sale	$7,325

(1)	As a part of the total consideration, the Company received notes receivable in the amount of $6.2 million. The notes receivable have payment terms between 3 and 18 months.

             During June 2001, the Company developed plans to exit certain non-strategic activities/locations. Management currently anticipates that these closures will be substantially completed by September 30, 2001. The components of the charges related to these activities recorded during the second quarter are summarized below (in thousands):

Long-lived asset impairment	$4,302
Contract termination cost and related commitments	529
Excess and obsolete inventory	417
Allowance for doubtful accounts	400
Other	525

Total	$6,173

             With respect to the contract termination costs and other cash charges, $43,000 was paid in the second quarter, and the remaining $1,011,000 is anticipated to be paid by the end of June 30, 2003.

             Also, during the second quarter, the Company recorded $1.5 million in non-recurring legal charges.  This item is presented as a part of the $67.9 million special charge.

             In connection with the divestitures and closures, the Company has reduced the number of segments from four to two to reflect the go-forward segment focus.  The identified segments are as follows:

             Information Management and Distribution. This segment includes companies that provide the following services: (i) imaging; (ii) conversion of paper documents to microfilm; (iii) data capture and database management; (iv) document conversion services for state government disability; workers compensation claims and other government agencies; (v) full-service printing; and (vi) statement processing.

             Healthcare, Regulatory and Legal Compliance . This segment includes companies that provide the following services: (i) processing a request for a patient’s medical records; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records; (iv) document and data conversion services for healthcare institutions; (v) temporary staffing services; (vi) providing attending physicians’ statements for life and health insurance underwriting; (vii) managed care compliance reviews; (viii) legal claims administration; and (ix) professional services related to labor discrimination, forensic analysis and other trial support services.

          We measure segment profit as income before income taxes. We have reclassified the 2000 amounts to agree with our new segment reporting.  Information on the revised segments follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2001

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges (1)	Consolidated

Revenue	$55,671	$51,206	$12,936	$-	$119,813

Income (loss) before income taxes	$7,626	$7,955	$(3,101)	$(68,799)	$(56,319)

(1)	Includes $0.5 million of charges writing-down deferred financing cost

	THREE MONTHS ENDED JUNE 30, 2000

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges	Consolidated

Revenue	$40,056	$47,206	$27,138	$-	$114,400

Income before income taxes	$3,318	$8,659	$1,131	$-	$13,108

	SIX MONTHS ENDED JUNE 30, 2001

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges (1)	Consolidated

Revenue	$102,951	$104,060	$34,206	$-	$241,217

Income (loss) before income taxes	$13,252	$17,228	$(3,977)	$(68,799)	$(42,296)

(1)	Includes $0.5 million of charges writing-down deferred financing cost

	SIX MONTHS ENDED JUNE 30, 2000

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges	Consolidated

Revenue	$80,849	$87,279	$54,037	$-	$222,165

Income before income taxes	$7,941	$15,054	$2,050	$-	$25,045

3.  Recent Accounting Pronouncement

             In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting.  SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The adoption of SFAS No. 141 by the Company on July 1, 2001, will not have a significant effect on the Company’s financial statements.

             Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  The Company will adopt the provisions of SFAS No. 142 on January 1, 2002.  Goodwill amortization will be approximately $9.6 million for fiscal 2001, $5.8 million of which is deductible for tax purposes.  The Company will complete its assessment of goodwill impairment by March 31, 2002.  The impact of an impairment, if any determined during such assessment, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002

4.  Weighted Average Shares Outstanding

             Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Basic weighted average common shares	15,050	16,575	14,807	16,379

Weighted average options, warrants and other contingent consideration	665	—	810	—

Diluted weighted average common shares	15,715	16,575	15,617	16,379

5.  Business Combinations

2001 Acquisitions

             During the first six months of 2001, we acquired five business process outsourcing solutions businesses, which were accounted for as purchases (the "Purchased Companies"). These acquisitions were (i) STAT Healthcare Consultants, Inc., (ii) Micromedia of New England, Inc., (iii) Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc., and Image Entry of Alabama Inc (collectively “Image Entry”), (iv) Kinsella Communications, Ltd., and (v) Digital Data Resources, Inc.  The aggregate consideration paid for the Purchased Companies consisted of $44.4 million in cash and 180,714 shares of common stock.  The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$49,433
Estimated Fair Value of Identifiable Assets	13,869
Estimated Fair Value of Liabilities	5,685
Goodwill	41,249

             The weighted average fair market values of the shares of common stock used in calculating the consideration paid for the Purchased Companies was $28.08 per share, which represents a 20% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

             The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different from the final allocations.

Contingent Consideration

             Certain of our acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During the first six months of 2001, we paid consideration of $1.5 million in cash and 132,069 shares of common stock at an average price of $28.17 in relation to contingent consideration agreements that have been finalized. Based upon the evaluation of cumulative earnings through June 30, 2001 against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $36.0 million, of which $20.1 million is classified as accounts payable and accrued liabilities and will be settled in cash and $15.9 million is classified as long-term obligations and will be settled in common stock. All of the periods applicable for the earnout targets have not been completed, and additional amounts may be payable in future periods under the terms of the agreements.

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

             On January 1, 2002, the Company will adopt SFAS No. 142, which will change the Company's current goodwill amortization policy.  See Note 3 to F.Y.I. Incorporated and Subsidiaries Notes to Consolidated Financial Statements.

6.  New Credit Facility

             On April 3, 2001, we entered into a new $297.5 million line of credit with Bank of America as arrangement agent and SunTrust Bank and Wells Fargo Bank as co-agents.  The Annual interest rate applicable to borrowings under this facility is, at our option, (i) grid pricing ranging from 0.0% to 0.5% plus the prime rate based on the ratio of funded debt to EBITDA (as defined in the credit agreement) or (ii) grid pricing ranging from 1.125% to 2.0% plus LIBOR based on the ratio of funded debt to EBITDA.  This credit facility replaced the previous $175 million facility.  This new credit facility matures in April 2004 and is subject to customary borrowing capacity requirements.

7.  Derivatives and Other Comprehensive Loss

             Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

             The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.  The swap has been designated by the Company as a cash flow hedge.  As of June 30, 2001, the fair value of the interest rate swap was a liability of $1.1 million ($0.7 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.

             Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The components of comprehensive income (loss) for the three and six month periods ended June 30, 2000 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net income (loss)	$7,865	$(43,131)	$15,207	$(34,437)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax benefit of $0 and $406, respectively	–	–	–	(662)

Total comprehensive income (loss)	$7,865	$(43,131)	$15,207	$(35,099)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q.

Introduction

             We are a leading provider of business process outsourcing solutions.  We offer customers in information intensive industries – such as legal, financial services and government – the solutions to manage key information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

             Since our inception, we have acquired 71 and divested approximately 12 companies.  We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing.  The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

Significant Developments

                           During the second quarter, we completed several steps involved with our Business Process Outsourcing realignment strategic plan.  We completed a strategic review of our operations and determined markets that we intend to concentrate on for future growth.  Additionally, we identified certain non-strategic operating units for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The divested operating units were evaluated based on criteria such as market growth potential, current operating performance, revenue and earning growth potential, and expected sources and uses of capital.  When completed, this plan will result in divestitures comprising approximately 23% of  2000 revenues and 4% of 2000 operating income.

             Effective June 1, 2001, we completed the sale of 10 operating units pursuant to the divestiture plan.  These units related to the following services: (i) automated litigation support; (ii) high-speed, multiple-set reproduction of documents; (iii) records acquisition in the form of subpoena of business documents and service of process; and (iv) a commercial system integration services company.  The total proceeds received from these transactions were $7 million and resulted in a loss of $53.4 million.  The proceeds from these divestitures will be used to pay down amounts outstanding under our credit facility and should provide $0.5 million in annualized interest expense savings (using the company's current incremental borrowing rate).  The full effect of the interest expense benefit should begin during the 3rd quarter of fiscal 2002 once the full amount of proceeds is collected.

             Also, we were in the process of finalizing the sale of three print-on-demand companies and our investor's services company. These sales were completed early in the third quarter.  The sale of the print-on-demand companies resulted in a loss. Therefore, at June 30, 2001 the net assets to be sold were written down to the proceeds to be received resulting in a charge of $7.3 million.  The investor's services company was sold for a gain of approximately $9.2 million. The Company's net assets to be sold at June 30, 2001 were reclassified as"Net assets for sale" in the current asset section of the balance sheet.

             Additionally, we closed two non-strategic business units in June 2001.  The charge recorded for these closures resulted from long-lived asset impairment, contract termination costs and related commitments, obsolete inventory write-downs, and allowance for doubtful accounts.

Business Segments

             After the effect of the divestitures and closures, the Company reduced the number of segments from four to two to reflect the go-forward segment focus.  The identified segments are as follows:

             Information Management and Distribution.  This segment includes companies that provide the following services: (i) imaging; (ii) conversion of paper documents to microfilm; (iii) data capture and database management; (iv) document conversion services for state government disability; workers compensation claims and other government agencies; (v) full-service printing; and (vi) statement processing.

             Healthcare, Regulatory and Legal Compliance.   This segment includes companies that provide the following services: (i) processing a request for a patient’s medical records; (ii) off-site active storage of a healthcare institutions medical records; (iii) online delivery of images of selected medical records; (iv) document and data conversion services for healthcare institutions; (v) temporary staffing services; (vi) providing attending physicians’ statements for life and health insurance underwriting; (vii) managed care compliance reviews, (viii) legal claims administration, and  (ix) professional services related to labor discrimination, forensic analysis, and other trial support services.

Basis for Management Discussion and Analysis

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

             The 2001 results include pre-tax special charges totaling $68.3 million due to the divestiture of non-strategic operating companies, closures of two non-strategic business units, and non-recurring legal charges.  Also, the Company recognized charges for the write-down of deferred debt costs due to refinancing long-term obligations.  Additionally, included as a seduction to June 30, 2001 revenue was $1 million of bad debt expense related specifically to a single project completed during fiscal 2000 within the Healthcare, Regulatory and Legal Compliance Segment.  These items are discussed above in Note 2 "Special Charges" to the consolidated financial statements.  To understand the ongoing company, the results from operations for the divested companies and closed facilities, and the effect of the special charges and write-down of deferred financing cost, and the aforementioned bad debt expense have been removed from the 2000 and 2001 results in the following discussions.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

             Revenue

             Revenue increased 22% from $87.3 million for the three months ended June 30, 2000 to $106.9 million for the three months ended June 30, 2001.  This increase was largely due to revenue from the acquisitions completed subsequent to June 30, 2000 and internal revenue growth, excluding acquired revenue, of 5.7%. This revenue growth was primarily attributable to an increase in government services and other document imaging and higher revenue from data capture services and healthcare professional services.

             Gross profit

             Gross profit increased 29% from $34.4 million for the three months ended June 30, 2000 to $43.6 million for the three months ended June 30, 2001.  This increase is largely due to acquisitions completed subsequent to June 30, 2000. Gross profit as a percentage of revenue, increased from 39% for the three months ended June 30, 2000 to 41% for the three months ended June 30, 2001, primarily due to the favorable operating leverage afforded from revenue growth in the government business and higher margins earned on data capture services.

             Selling, general and administrative expenses

             SG&A increased 24% from $18.7 million, or 21% of revenue, for the three months ended June 30, 2000 to $23.1 million, or 22% of revenue, for the three months ended June 30, 2001.  This increase was a result of SG&A at companies acquired subsequent to June 30, 2000 and increased outside services primarily related to legal and tax planning, and planned annual salary increases occurring during the first quarter of 2001.

             Operating income

             Operating income increased 28% from $14.2 million, or 16% of revenue, for the three months ended June 30, 2000 to $18.2 million, or 17% of revenue, for the three months ended June 30, 2001, largely attributable to the factors discussed above.

             Income before income taxes and net income

             Income before income taxes increased 30% from $12.0 million for the three months ended June 30, 2000 to $15.6 million for the three months ended June 30, 2001.  Net income increased 35% from $7.2 million for the three months ended June 30, 2000 to $9.7 million for the three months ended June 30, 2001, largely attributable to the factors discussed above, and to the change in the effective tax rate from 40% to 38%.  The effective tax rate of approximately 38% exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

             Revenue

             Revenue increased 23% from $168.1 million for the six months ended June 30, 2000 to $207.0 million for the six months ended June 30, 2001.  This increase was largely due to revenue from the acquisitions completed subsequent to June 30, 2000 and internal revenue growth, excluding acquired revenue, of 8.5%. This revenue growth was primarily attributable to an increase in revenue for data capture services, class action administrative services, and healthcare professional services.

             Gross profit

             Gross profit increased 29% from $65.2 million for the six months ended June 30, 2000 to $83.9 million for the six months ended June 30, 2001.  This increase is largely due to acquisitions completed subsequent to June 30, 2000. Gross profit as a percentage of revenue, increased from 39% for the six months ended June 30, 2000 to 41% for the six months ended June 30, 2001, primarily due to higher than average margins on acquisitions completed subsequent to June 30, 2000 and data capture and imaging services.

             Selling, general and administrative expenses

             SG&A increased 26% from $35.2 million, or 21% of revenue, for the six months ended June 30, 2000 to $44.3 million, or 23% of revenue, for the six months ended June 30, 2001.  This increase was a result of SG&A at companies acquired subsequent to June 30, 2000 and increased outside services primarily related to legal and tax planning, and planned annual salary increases occurring during the first quarter of 2001.

             Operating income

             Operating income increased 32% from $26.9 million, or 16% of revenue, for the six months ended June 30, 2000 to $35.4 million, or 17% of revenue, for the six months ended June 30, 2001, largely attributable to the factors discussed above.

             Income before income taxes and net income

             Income before income taxes increased 33% from $23.0 million for the six months ended June 30, 2000 to $30.5 million for the six months ended June 30, 2001. Net income increased 37% from $13.8 million for the six months ended June 30, 2000 to $18.9 million for the three months ended June 30, 2001, largely attributable to the factors discussed above, and to the change in the effective tax rate from 40% to 38%.  The effective tax rate of approximately 38% exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

                           At June 30, 2001, we had $60.6 million of working capital and $8.2 million of cash. Cash flows provided by operating activities for the six months ended June 30, 2001 were $24.9 million. Net cash provided by operating activities was approximately 132% of net income for the six months ended June 30, 2001, mostly due to cash savings from our tax planning, as well as strong cash flow from some recent business additions. Additionally, we do not anticipate the effect of the divestiture plan to significantly impact operating cash flow. Net cash used in investing activities was $53.7 million for the six months ended June 30, 2001, as we paid $44.9 million for acquisitions, net of cash acquired, including contingent consideration related to prior year acquisitions. Net cash provided by financing activities was $27.5 million for the six months ended June 30, 2001, primarily due to proceeds of $88.9 million on our line of credit, net of paydowns of $73.8 million on long-term obligations.

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

                           On June 27, 2001, we amended our credit facility to permit the completion of certain divestitures. On August 2, 2001, we received a waiver from our lenders under our credit facility, waiving a technical debt covenant noncompliance resulting from the timing of certain of the divestitures.

                           In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 1,894,418 shares were available as of June 30, 2001.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

             The Company is subject to interest rate risk on its term loans and revolving credit facility.  Interest rates are fixed on the indenture and capital lease obligations.  The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.    This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.  The swap has been designated by the Company as a cash flow hedge.  As of June 30, 2001, the fair value of the interest rate swap was a liability of $1.1 million, which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss

PART II.         OHER INFORMATION

Item 1.             Legal Proceedings

                      After receiving a notice from Identitech, Inc. alleging that our registered trademark "F.Y.I. INCORPORATED" infringed Identitech's registered trademark "FYI", on April 7, 2000, we filed an action in the United States District Court for the Northern District of Texas seeking a declaration that our use of this mark and certain other of our trademarks for document management services did not infringe Identitech, Inc.'s registered trademark "FYI" for computer software. Identitech answered the complaint and brought counterclaims alleging infringement of its mark by us.  On May 22, 2001, the Company and Identitech reached an agreement that settled their dispute on mutually acceptable terms.

Item 4.            Submission of Matters to a Vote of Security Holders

             On May 10, 2001, we held our annual meeting of stockholders. The stockholders elected eight (8) directors. The director nominees received the following votes:

	Number of Votes

Nominee	For	Against/Withheld	Abstentions	Broker Non-Votes

Ed H. Bowman, Jr.	13,638,058	761,534	-	-
Michael J. Bradley	13,650,833	748,759	-	-
David Lowenstein	13,634,678	764,914	-	-
Donald F. Moorehead, Jr.	13,649,733	749,859	-	-
Joe A. Rose	13,634,778	764,814	-	-
Hon. Edward M. Rowell	13,649,603	749,989	-	-
Jonathan B. Shaw	13,550,736	848,856	-	-
Thomas C. Walker	11,949,162	2,450,430	-	-

Additionally, the proposed warrants were approved and adopted with the following votes:

Number of Votes

For	Against/Withheld	Abstentions	Broker Non-Votes

8,410,392	4,545,730	81,822	1,361,648

Item 5.                 Other Information

RECENT DEVELOPMENTS

Acquisitions

             Since March 31, 2001, we have acquired the following business process outsourcing solutions businesses: (i) Kinsella Communications, Ltd., a class-action lawsuit notification service located in Washington D.C., and (ii) Digital Data Resources, Inc., a document imaging business located in Iowa.

Divestitures

             During the second quarter and the first part of the third quarter, the Company sold the stock or assets of the following companies as part of the Divestitures:  Advanced Digital Graphics, Inc.; CH Acquisition Corp.; T.C.H. Group, Inc.; TCH Mailhouse, Inc.; Eagle Legal Services Acquisition Corp.; Pinnacle Legal Management Limited Partnership; Researchers Acquisition Corp.; The Rust Consulting Group, Inc; PMI Imaging Systems, Inc.; F.Y.I. Discovery Services Incorporated; MAVRICC Management Systems, Inc.; MMS Escrow and Transfer Agency, Inc.; and MMS Securities, Inc.

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.84	Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Barry L. Edwards.

	10.85	Amended and Restated Employment Agreement, dated as of May 18, 2001, between F.Y.I. Incorporated and Charles S. Gilbert.

	10.86	Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ed H. Bowman, Jr.

	10.87	Amended and Restated Employment Agreement, dated as of May 18, 2001, between F.Y.I. Incorporated and Joe A. Rose.

	10.88	Employment Agreement, dated as of May 18, 2001, between F.Y.I Incorporated and Kerry D. Walbridge.

	10.89	Amended and Restated Employment Agreement, dated as of May 18, 2001, between F.Y.I. Incorporated and Michael S. Rupe.

	10.90	Amended and Restated Employment Agreement, dated as of May 18, 2001, between F.Y.I. Incorporated and Ronald Zazworsky.

	10.91	Amended and Restated Employment Agreement, dated as of May 18, 2001, between F.Y.I. Incorporated and Thomas C. Walker.

	10.92	First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto.

(b)	Reports on Form 8-K.

During the Quarter ended June 30, 2001, the Company filed on April 12, 2001, a Current Report on Form 8-K with the Commission dated March 31, 2001, reporting under Item 2 thereto, the acquisition of Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc.

During the Company's third quarter, the Company filed on August 10, 2001, a Current Report on Form 8-K with the Commission dated August 9, 2001, reporting under Item 5 thereto, the Company's press release relating to earnings for the Quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

F.Y.I. Incorporated

Date: August 14, 2001	By: /s/ Ed H. Bowman, Jr.

Ed H. Bowman, Jr.
Chief Executive Officer and President

Date: August 14, 2001	By: /s/ Barry L. Edwards

Barry L. Edwards
Executive Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)