Form 10-Q/A
period 2001-06-30
FYI INC
filed 2001-08-17
CIK 936931

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

F.Y.I. INCORPORATED AND SUBSIDIARIES
FORM 10-Q/A FOR THE PERIOD ENDED JUNE 30, 2001

This Amendment No. 1 to the F.Y.I. Incorporated Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 is being filed to correct certain typographical and similar errors in Items 1 and 2 of Part I and to add conformed signatures to exhibits.

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

F.Y.I. INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30,

	2000	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,027	$(34,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Special Charges	-	68,325
Depreciation and amortization	10,623	13,200
Change in operating assets and liabilities:
Accounts and notes receivable	(2,874)	(11,602)
Prepaid expenses and other assets	(3,066)	(4,919)
Accounts payable and other current liabilities	(6,576)	(5,645)

Net cash provided by operating activities	13,134	24,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,656)	(8,777)
Proceeds from sale of operating company assets	-	1,250
Cash paid for acquisitions, net of cash acquired	(61,008)	(44,924)

Net cash used for investing activities	(67,664)	(52,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of underwriting
discounts and other costs	7,075	12,573
Distribution to shareholders of pooled companies	(174)	-
Proceeds from long-term obligations	69,500	88,932
Principal payments on long-term obligations	(17,747)	(73,815)
Cash paid for debt issuance costs	-	(1,460)

Net cash provided by financing activities	58,654	26,230

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,124	(1,299)

CASH AND CASH EQUIVALENTS, beginning of period	9,396	9,504

CASH AND CASH EQUIVALENTS, end of period	$13,520	$8,205

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

          We measure segment profit as income before income taxes. We have reclassified the 2000 amounts to agree with our new segment reporting.  Information on the revised segments follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2001

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges (1)	Consolidated

Revenue	$55,671	$50,206	$13,936	$-	$119,813

Income (loss) before income taxes	$7,626	$6,955	$(2,101)	$(68,799)	$(56,319)

(1)	Includes $0.5 million of charges writing-down deferred financing cost

	THREE MONTHS ENDED JUNE 30, 2000

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges	Consolidated

Revenue	$40,056	$47,206	$27,138	$-	$114,400

Income before income taxes	$3,318	$8,659	$1,131	$-	$13,108

	SIX MONTHS ENDED JUNE 30, 2001

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges (1)	Consolidated

Revenue	$102,951	$103,060	$35,206	$-	$241,217

Income (loss) before income taxes	$13,252	$16,228	$(2,977)	$(68,799)	$(42,296)

(1)	Includes $0.5 million of charges writing-down deferred financing cost

	SIX MONTHS ENDED JUNE 30, 2000

	Information Management & Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges	Consolidated

Revenue	$80,849	$87,279	$54,037	$-	$222,165

Income before income taxes	$7,941	$15,054	$2,050	$-	$25,045

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

             The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q/A.

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

             Additionally, we closed two non-strategic business units in June 2001.  The $6.1 million charge recorded for these closures resulted from long-lived asset impairment, contract termination costs and related commitments, obsolete inventory write-downs, and allowance for doubtful accounts.

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

             The 2001 results include pre-tax special charges totaling $68.3 million due to the divestiture of non-strategic operating companies, closures of two non-strategic business units, and non-recurring legal charges.  Also, the Company recognized charges for the write-down of deferred debt costs due to refinancing long-term obligations.  Additionally, included as a reduction to June 30, 2001 revenue was $1 million of bad debt expense related specifically to a single project within the Healthcare, Regulatory and Legal Compliance Segment.  These items are discussed above in Note 2 "Special Charges" to the consolidated financial statements.  To understand the ongoing company, the results from operations for the divested companies and closed facilities, the effect of the special charges, write-down of deferred financing cost, and the aforementioned bad debt expense have been removed from the 2000 and 2001 results in the following discussions.

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

             Gross profit

             Gross profit increased 27% from $34.4 million for the three months ended June 30, 2000 to $43.6 million for the three months ended June 30, 2001.  This increase is largely due to acquisitions completed subsequent to June 30, 2000. Gross profit as a percentage of revenue, increased from 39% for the three months ended June 30, 2000 to 41% for the three months ended June 30, 2001, primarily due to the favorable operating leverage afforded from revenue growth in the government business and higher margins earned on data capture services.

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

             Selling, general and administrative expenses

             SG&A increased 26% from $35.2 million, or 21% of revenue, for the six months ended June 30, 2000 to $44.3 million, or 21% of revenue, for the six months ended June 30, 2001.  This increase was a result of SG&A at companies acquired subsequent to June 30, 2000 and increased outside services primarily related to legal and tax planning, and planned annual salary increases occurring during the first quarter of 2001.

             Operating income

             Operating income increased 32% from $26.9 million, or 16% of revenue, for the six months ended June 30, 2000 to $35.4 million, or 17% of revenue, for the six months ended June 30, 2001, largely attributable to the factors discussed above.

             Income before income taxes and net income

             Income before income taxes increased 33% from $23.0 million for the six months ended June 30, 2000 to $30.5 million for the six months ended June 30, 2001. Net income increased 37% from $13.8 million for the six months ended June 30, 2000 to $18.9 million for the six months ended June 30, 2001, largely attributable to the factors discussed above, and to the change in the effective tax rate from 40% to 38%.  The effective tax rate of approximately 38% exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

                           At June 30, 2001, we had $60.6 million of working capital and $8.2 million of cash. Cash flows provided by operating activities for the six months ended June 30, 2001 were $24.9 million. Net cash provided by operating activities was approximately 132% of net income for the six months ended June 30, 2001, mostly due to cash savings from our tax planning, as well as strong cash flow from some recent business additions. Additionally, we do not anticipate the effect of the divestiture plan to significantly impact operating cash flow. Net cash used in investing activities was $52.5 million for the six months ended June 30, 2001, as we paid $44.9 million for acquisitions, net of cash acquired, including contingent consideration related to prior year acquisitions. Net cash provided by financing activities was $26.2 million for the six months ended June 30, 2001, primarily due to proceeds of $88.9 million on our line of credit, net of paydowns of $73.8 million on long-term obligations.

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

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form
10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

F.Y.I. Incorporated

Date: August 17, 2001	By: /s/ Ed H. Bowman, Jr.

Ed H. Bowman, Jr.
Chief Executive Officer and President

Date: August 17, 2001	By: /s/ Barry L. Edwards

Barry L. Edwards
Executive Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)