Form 10-Q
period 2001-09-30
FYI INC
filed 2001-11-14
CIK 936931

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended September 30, 2001, or

☐        Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ____________ to ____________

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

Yes  ☒                   No  ☐

As of October 31, 2001, 17,377,210 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

F.Y.I. INCORPORATED AND SUBSIDIARIES
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

F.Y.I. INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,	September 30,
	2000	2001
ASSETS		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,504	$5,754
Accounts and notes receivable, less allowance for doubtful accounts of $14,111 and $21,003, respectively	93,583	98,935
Income tax receivable	—	367
Deferred income taxes	3,935	6,019
Prepaid expenses and other current assets	11,859	9,207
Total current assets	118,881	120,282

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $46,326 and $37,500, respectively	50,341	42,711
GOODWILL AND OTHER INTANGIBLES, net of amortization of $19,241 and $19,830, respectively	278,709	294,568
OTHER NONCURRENT ASSETS	6,778	8,435

Total assets	$454,709	$465,996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,351	$59,308
Current maturities of long-term obligations	851	510
Income tax payable	4,759	-
Total current liabilities	62,961	59,818

LONG-TERM OBLIGATIONS, net of current maturities	123,784	124,111
DEFERRED INCOME TAX	3,541	566
OTHER LONG-TERM OBLIGATIONS	11,031	16,847
Total liabilities	201,317	201,342

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,191,416 and 17,284,364 shares issued and outstanding at December 31, 2000 and September 30, 2001, respectively	162	173
Additional paid-in-capital	166,608	201,972
Accumulated other comprehensive loss	—	(1,322)
Retained earnings	87,286	64,813
	254,056	265,636
Less – Treasury stock, $.01 par value, 42,605 and 56,028 shares at December 31, 2000 and September 30, 2001, respectively	(664)	(982)
Total stockholders' equity	253,392	264,654

Total liabilities and stockholders' equity	$454,709	$465,996

The accompanying notes are an integral part of these consolidated financial statements.

F.Y.I. INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001
	(unaudited)		(unaudited)

REVENUE	$118,384	$103,044	$340,548	$344,261

COST OF SERVICES	70,376	58,948	204,187	201,445
SPECIAL CHARGES	—	—	—	417
DEPRECIATION	3,530	3,054	10,217	11,203
Gross profit	44,478	41,042	126,144	131,196
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	25,641	22,791	74,447	76,985
SPECIAL CHARGES	—	(5,748)	—	62,167
AMORTIZATION	2,318	2,455	6,254	7,506
Operating income (loss)	16,519	21,544	45,443	(15,462)

OTHER (INCOME) EXPENSE:
Interest expense	2,901	2,106	7,212	7,567
Interest income	(125)	(40)	(338)	(172)
Other income, net	(73)	183	(292)	143
Income (loss) before income taxes	13,816	19,295	38,861	(23,000)

PROVISION (BENEFIT) FOR INCOME TAXES	5,526	7,332	15,544	(527)

NET INCOME (LOSS)	$8,290	$11,963	$23,317	$(22,473)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.54	$0.70	$1.55	$(1.36)
Diluted	$0.51	$0.67	$1.47	$(1.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	15,471	16,969	15,029	16,569
Diluted	16,368	17,779	15,867	16,569

The accompanying notes are an integral part of these consolidated financial statements.

F.Y.I. INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2000	2001
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,317	$(22,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Special charges	—	62,584
Depreciation and amortization	16,471	18,709
Change in operating assets and liabilities:
Accounts and notes receivable	(3,435)	(8,523)
Prepaid expenses and other assets	(1,457)	(2,086)
Accounts payable and other current liabilities	(3,138)	(9,967)
Net cash provided by operating activities	31,758	38,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,739)	(10,661)
Net proceeds from sale of operating company assets	—	16,169
Cash paid for acquisitions, net of cash acquired	(72,459)	(59,771)
Net cash used in investing activities	(82,198)	(54,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance	11,768	13,308
Proceeds from long-term obligations	77,500	183,482
Principal payments on long-term obligations	(34,824)	(183,061)
Cash paid for debt issuance costs	--	(1,460)
Net cash provided by financing activities	54,444	12,269

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,004	(3,750)

CASH AND CASH EQUIVALENTS, beginning of period	9,396	9,504

CASH AND CASH EQUIVALENTS, end of period	$13,400	$5,754

The accompanying notes are an integral part of these consolidated financial statements.

F.Y.I. INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of F.Y.I. Incorporated and our subsidiaries.

In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at September 30, 2001, our results of operations for the three and nine months ended September 30, 2000 and 2001, and our cash flows for the nine months ended September 30, 2000 and 2001. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on March 30, 2001.  The results of operations for the three and nine month periods ended September 30, 2000 and 2001 may not be indicative of the results for the full year.

2. Special Charges

During the second and third quarters, the Company completed its Business Process Outsourcing realignment strategic plan.  As part of this plan, the Company identified certain non-strategic operating units for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic operating units were evaluated based on criteria such as market growth potential, current operating performance, revenue and earning growth potential, and expected sources and uses of capital.  In June 2001, the Company completed the sale of four automated litigation support companies, two legal copy companies, two records acquisition companies and its commercial systems integration consulting services company.  During the third quarter, the Company completed the sale of three print-on-demand companies and its investors’ services company. As a result of the divestiture plan and the completed actions discussed, the Company recorded $62.6 million of pre-tax special charges. Additionally, in the second quarter, the Company recorded a $0.5 million charge to write-off deferred debt costs due to the refinancing of long-term obligations, which is included in interest expense.  The following details the components of the charges discussed (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001
Net gain (loss) on sale of assets	$5.3	$(55.4)
Costs to exit non-strategic activities/locations	.4	(5.7)
One–time legal charge	---	(1.5)
Total special charges	5.7	(62.6)
Write-down of deferred financing cost	---	(0.5)

Total pre-tax charges	$5.7	$(63.1)

The following table reflects the components of the special charge liability (included in accounts payable and accrued liabilities) as of September 30, 2001 (in millions):

	Special Charge September 30, 2001	Net Book Value of Assets Diverted	Net Consideration	Cash Payments	Balance September 30, 2001
Net loss on sale of assets	$55.4	$68.5	$19.4	$1.1	$5.2
Costs to exit non-strategic activities/locations	5.7	5.1	0.4	0.4	0.6
One-time legal charge	1.5	-	-	0.9	0.6
	$62.6	$73.6	$19.8	$2.4	$6.4

The Company has collected $16.2 million of the net proceeds as of September 30, 2001. The remaining net consideration will be collected by June 2002.

The net loss on the completed divestitures (the “Divestitures”) and the related net book value of the assets sold are summarized as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001
Total consideration	10.6	$19.4
Net book value of assets and liabilities	3.2	68.5
Selling and other expenses	2.1	6.3

Net gain (loss) on sale	$5.3	$(55.4)

During second quarter, the Company developed plans to exit certain non-strategic activities/locations. Management completed these closures by September 30, 2001. The components of the charges related to these activities are summarized below (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001
Proceeds	$0.4	$0.4
Long-lived asset impairment	-	4.3
Contract termination cost and related commitments	-	0.5
Excess and obsolete inventory	-	0.4
Allowance for doubtful accounts	0.1	0.5
Other	(0.1)	0.4

Net gain (loss)	$0.4	$(5.7)

Also, during the second quarter, the Company recorded $1.5 million in one-time legal charges.  During this third quarter $0.9 million was paid with the remaining $0.6 million to be paid by March 2002. As a part of the $62.6 million special charge, $7.3 million was accrued for exiting cost, personnel cost and various selling expenses. $1.5 million of these costs have been paid with the remaining $5.8 million to be paid by June 2003. This item is presented as a part of the $62.6 million special charge.

In connection with the divestitures and closures, the Company has reduced the number of segments from four to two to reflect the go-forward segment focus.  The identified segments are as follows:

Information Management and Distribution. This segment includes companies that provide the following services: (i) imaging; (ii) conversion of paper documents to microfilm; (iii) data capture and database management; (iv) document conversion services for state government disability, workers compensation claims and other government agencies; (v) full-service printing; and (vi) statement processing.

Healthcare, Regulatory and Legal Compliance. This segment includes companies that provide the following services: (i) processing a request for a patient’s medical records; (ii) off-site active storage of a healthcare institution’s medical records; (iii) online delivery of images of selected medical records; (iv) document and data conversion services for healthcare institutions; (v) temporary staffing services; (vi) providing attending physicians’ statements for life and health insurance underwriting; (vii) managed care compliance reviews; (viii) legal claims administration; and (ix) professional services related to labor discrimination, forensic analysis and other trial support services.

The Company measures segment profit as income before income taxes. The Company has reclassified the 2000 amounts to be consistent with the new segment reporting.  Information on the revised segments follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2001

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures and Closures	Special Charges	Consolidated

Revenue	$50,663	$51,292	$1,089	$-	$103,044

Income (loss) before income taxes	$5,502	$8,195	$(150)	$5,748	$19,295

	THREE MONTHS ENDED SEPTEMBER 30, 2000

Information Management and Distribution

Healthcare, Regulatory and Legal Compliance

Divestitures and Closures

Special Charges

Consolidated

Revenue	$43,030	$49,699	$25,655	$-	$118,384

Income before income taxes	$4,268	$8,924	$624	$-	$13,816

	NINE MONTHS ENDED SEPTEMBER 30, 2001

Information Management and Distribution

Healthcare, Regulatory and Legal Compliance

Divestitures and Closures

Special Charges (1)

Consolidated

Revenue	$153,614	$154,352	$36,295	$-	$344,261

Income (loss) before income taxes	$18,754	$24,422	$(3,125)	$(63,051)	$(23,000)

(1)         Includes $0.5 million of charges writing-down deferred financial cost

	NINE MONTHS ENDED SEPTEMBER 30, 2000

Information Management and Distribution

Healthcare, Regulatory and Legal Compliance

Divestitures and Closures

Special Charges

Consolidated

Revenue	$123,879	$136,978	$79,691	$-	$340,548

Income before income taxes	$12,209	$23,978	$2,674	$-	$38,861

3.     Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting.  SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination.  The adoption of SFAS No. 141 by the Company on July 1, 2001, did not have a significant effect on the Company’s financial statements.

Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  The Company will adopt the provisions of SFAS No. 142 on January 1, 2002.  Goodwill amortization will be approximately $10.0 million for fiscal 2001, $6.0 million of which is deductible for tax purposes.  The Company will complete its assessment of goodwill impairment by March 31, 2002.  The impact of an impairment, if any determined during such assessment, would be recorded as a cumulative effect of a change in accounting principle during the first quarter of fiscal 2002.

4. Weighted Average Shares Outstanding

Basic and diluted net income per common share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	2001	2000	2001

Basic weighted average common shares	15,471	16,969	15,029	16,569

Weighted average options, warrants and other contingent consideration	897	810	838	-
Diluted weighted average common shares	16,368	17,779	15,867	16,569

5.             Business Combinations

2001 Acquisitions

During the first nine months of 2001, the Company acquired five business process outsourcing solutions businesses, which were accounted for as purchases (the "Purchased Companies"). These acquisitions were (i) STAT Healthcare Consultants, Inc., (ii) Micromedia of New England, Inc., (iii) Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc., and Image Entry of Alabama Inc (collectively “Image Entry”), (iv) Kinsella Communications, Ltd., and (v) Digital Data Resources, Inc.  The aggregate consideration paid for the Purchased Companies consisted of $44.4 million in cash and 180,714 shares of common stock.  The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$50,046
Estimated Fair Value of Identifiable Assets	13,869
Estimated Fair Value of Liabilities	5,685
Goodwill	41,862

The weighted average fair market values of the shares of common stock used in calculating the consideration paid for the Purchased Companies was $31.47 per share, which represents a 10% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different from the final allocations.

Contingent Consideration

Certain of these acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During the first nine months of 2001, the Company paid consideration of $18.4 million in cash and 467,148 shares of common stock at an average price of $37.14 in relation to contingent consideration agreements that have been finalized. Based upon the evaluation of cumulative earnings through September 30, 2001 against the specified earnings targets, the Company has accrued aggregate contingent consideration of approximately $14.6 million, of which $10.0 million is classified as accounts payable and accrued liabilities and will be settled in cash and $4.6 million is classified as long-term obligations and will be settled in common stock. All of the periods applicable for the earnout targets have not been completed, and additional amounts may be payable in future periods under the terms of the agreements.

Intangible Assets

Intangibles consist primarily of goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare, financial services, government and other industries regarding the outsourcing of document management functions in the foreseeable future, goodwill is being amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management compares the estimated undiscounted future cash flows over the remaining life of the intangibles or other long-lived assets to the carrying amount of the assets being evaluated.

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

The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.  The swap has been designated by the Company as a cash flow hedge.  As of September 30, 2001, the fair value of the interest rate swap was a liability of $2.1 million ($1.3 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as accumulated other comprehensive loss.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net income (loss)	$8,290	$11,963	$23,317	$(22,473)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax benefit of $405 and $811, respectively	–	(660)	–	(1,322)

Total comprehensive income (loss)	$8,290	$11,303	$23,317	$(23,795)

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q.

Introduction

We are a leading provider of business process outsourcing solutions.  We offer customers in information intensive industries – such as legal, healthcare, financial services and government – the solutions to manage key information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

Since our inception, we have acquired 71 and divested 16 companies.  We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing.  The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

Significant Developments

During the second and  third quarters, we completed several steps involved with our Business Process Outsourcing realignment strategic plan.  We completed a strategic review of our operations and determined markets that we intend to concentrate on for future growth.  Additionally, we identified certain non-strategic operating units for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The divested operating units were evaluated based on criteria such as market growth potential, current operating performance, revenue and earning growth potential, and expected sources and uses of capital.  This plan resulted in divestitures comprising approximately 23% of 2000 revenues and 4% of 2000 operating income.

Effective June 1, 2001, we completed the sale of 10 operating units pursuant to the divestiture plan.  These units related to the following services: (i) automated litigation support; (ii) high-speed, multiple-set reproduction of documents; (iii) records acquisition in the form of subpoena of business documents and service of process; and (iv) a commercial system integration services company.  The total proceeds received from these transactions were $7.5 million and resulted in a loss of $53.8 million.  During the third quarter, an additional $1.5 million was incurred primarily for personnel cost and additional allowances for bad debt for retained trade accounts receivables for divested units.

We finalized the sale of three print-on-demand companies and our investor services company during the third quarter.  The sale of the print-on-demand companies resulted in a loss of $8.2 million.  We recognized $6.0 million of this loss in the second quarter and the additional $2.2 million was recognized in the third quarter.  The third quarter loss consisted of $1.8 million reduction in expected consideration and $400 thousand in other charges.  The investor services company was sold for a total gain of approximately $8.1 million.  A portion of the investor services company was sold for a $1.1 million loss, which was recognized at June 30, 2001.  The remaining assets and liabilities of the investor services company was sold for a gain of $9.2 million.  The purchase price for the investor services company was $14.5 million and was collected during the third quarter.  Also, we have the opportunity to collect $1.7 million of contingent consideration based on future operating results of the investor services company.

The proceeds from these divestitures will be used to pay down amounts outstanding under our credit facility and should provide $0.5 million in annualized interest expense savings (using the company's current incremental borrowing rate).  The full effect of the interest expense benefit should begin during the third quarter of fiscal 2002 once the full amounts of proceeds are collected.

Additionally, we closed two non-strategic business units in June 2001.  The $5.7 million charge recorded for these closures resulted from long-lived asset impairment, contract termination costs and related commitments, obsolete inventory write-downs, and allowance for doubtful accounts.

Business Segments

After the effect of the divestitures and closures, the Company reduced the number of segments from four to two to reflect the go-forward segment focus.  The identified segments are as follows:

Information Management and Distribution.  This segment includes companies that provide the following services: (i) imaging; (ii) conversion of paper documents to microfilm; (iii) data capture and database management; (iv) document conversion services for state government disability, workers compensation claims and other government agencies; (v) full-service printing; and (vi) statement processing.

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

The 2001 results include pre-tax special charges totaling $62.6 million due to the divestiture of non-strategic operating companies, closures of two non-strategic business units, and one-time legal charges.  Also, the Company recognized charges for the write-down of deferred debt costs due to refinancing long-term obligations.  Additionally, included as a reduction to nine months ended September 30, 2001 revenue was $1.0 million of bad debt expense related specifically to a single project within the Healthcare, Regulatory and Legal Compliance Segment.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

To understand the ongoing company, the following table is provided to show the results of ongoing operations exclusive of pro forma adjustments that include: the results from operations for the divested companies and closed facilities, the effect of the special charges, write-down of deferred financing cost, and the aforementioned bad debt expense.

	Three Months Ended September 30,
	2000			2001
	Adjusted Reportable Segments	Pro – forma Adjustments	Consolidated	Adjusted Reportable Segments	Pro – forma Adjustments	Consolidated
Revenue	$92,729	$25,655	$118,384	$101,955	$1,089	$103,044
Gross profit	37,402	7,076	44,478	40,923	119	41,042
SG&A	19,591	6,050	25,641	22,521	270	22,791
Operating income	15,946	573	16,519	15,957	5,587	21,544
Income before tax	13,192	624	13,816	13,697	5,598	19,295
Net income	7,939	351	8,290	8,492	3,471	11,963

Revenue

Revenue increased 9.9% from $92.7 million for the three months ended September 30, 2000 to $102.0 million for the three months ended September 30, 2001.  Increases in revenue growth were derived from imaging, data capture and contributions from acquisitions.

Gross profit

Gross profit increased 9.4% from $37.4 million for the three months ended September 30, 2000 to $40.9 million for the three months ended September 30, 2001. Gross profit as a percentage of revenue decreased from 40.3% for the three months ended September 30, 2000 to 40.1% for the three months ended September 30, 2001, primarily due to economic slowdown related to direct mail.

Selling, general and administrative expenses

SG&A increased 15% from $19.6 million, or 21.1% of revenue, for the three months ended September 30, 2000 to $22.5 million, or 22.1% of revenue, for the three months ended September 30, 2001.  This increase was due to planned increased compensation costs, outside service fees such as tax planning, the consolidation of administrative and accounting functions, providing increased control, standardization and visibility, all as a part of our on-going integration process.

Operating income

Operating income increased 0.4% from $15.9 million, or 17.1% of revenue, for the three months ended September 30, 2000 to $16.0 million, or 15.7% of revenue, for the three months ended September 30, 2001, largely attributable to the factors discussed above.

Income before income taxes and net income

Income before income taxes increased 3.8% from $13.2 million for the three months ended September 30, 2000 to $13.7 million for the three months ended September 30, 2001, and net income increased 7.0% from $7.9 million for the three months ended September 30, 2000 to $8.5 million for the three months ended September 30, 2001, largely attributable to the factors discussed above.  The effective tax rate of approximately 38% exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

To understand the ongoing company, the following table is provided to show the results of ongoing operations exclusive of pro forma adjustments that include: the results from operations for the divested companies and closed facilities, the effect of the special charges, write-down of deferred financing cost, and the aforementioned bad debt expense have been removed from the 2000 and 2001 results in the following discussions.

	Nine Months Ended September 30,
	2000			2001
	Adjusted Reportable Segments	Pro – forma Adjustments	Consolidated	Adjusted Reportable Segments	Pro – forma Adjustments	Consolidated
Revenue	$260,857	$79,691	$340,548	$308,966	$35,295	$344,261
Gross profit	102,596	23,548	126,144	124,848	6,348	131,196
SG&A	54,826	19,621	74,447	66,808	10,177	76,985
Operating income/(Loss)	42,879	2,564	45,443	51,305	(66,767)	(15,462)
Income before tax/(Loss)	36,187	2,674	38,861	44,176	(67,176)	(23,000)
Net income/(Loss)	21,736	1,581	23,317	27,389	(49,862)	(22,473)

Revenue

Revenue increased 18.4% from $260.9 million for the nine months ended September 30, 2000 to $309.0 million for the nine months ended September 30, 2001. Conversion, data capture, and government related acquisition revenues were the key drivers, offset by direct mail.

Gross profit

Gross profit increased 21.7% from $102.6 million for the nine months ended September 30, 2000 to $124.8 million for the nine months ended September 30, 2001. Gross profit as a percentage of revenue increased from 39.3% for the nine months ended September 30, 2000 to 40.4% for the nine months ended September 30, 2001, primarily due to completion of several large projects in the first half of the year.

Selling, general and administrative expenses

SG&A increased 21.9% from $54.8 million, or 21.0% of revenue, for the nine months ended September 30, 2000 to $66.8 million, or 21.6% of revenue, for the nine months ended September 30, 2001.  This increase is due to planned increased compensation costs, outside service fees such as tax planning, the consolidation of administrative and accounting functions, providing increased control, standardization and visibility, all as a part of our on-going integration process.

Operating income

Operating income increased 19.7% from $42.9 million, or 16.4% of revenue, for the nine months ended September 30, 2000 to $51.3 million, or 16.6% of revenue, for the nine months ended September 30, 2001. Operating margin was positively impacted by project revenue within government services and legal claims administration related to very profitable projects completed during the first half of the year. Additionally, continued strong performance from data capture and conversion service offerings contribute  to the year-to-date comparisons.

Income before income taxes and net income

Income before income taxes increased 22.3% from $36.1 million for the nine months ended September 30, 2000 to $44.2 million for the nine months ended September 30, 2001, and net income increased 26.0% from $21.7 million for the nine months ended September 30, 2000 to $27.4 million for the nine months ended September 30, 2001, largely attributable to the factors discussed above. The effective tax rate of approximately 38% exceeded the federal statutory rate of 35% due primarily to the amortization of certain acquisition-related costs that are non-deductible for tax purposes, plus the net effect of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had $60.5 million of working capital and $5.8 million of cash. Cash flows provided by operating activities for the nine months ended September 30, 2001 were $38.2 million. Net cash provided by operating activities was approximately 140% of net income for the nine months ended September 30, 2001, mostly due to cash savings from our tax planning, as well as strong cash flow from recent business additions. Net cash used in investing activities was $54.3 million for the nine months ended September 30, 2001, as we paid $59.8 million for acquisitions, net of cash acquired, including contingent consideration related to prior year acquisitions. Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2001, primarily due to proceeds from common stock issuance.

Relating to the $62.6 million special charge, $16.2 million was received from sales of operating companies with an additional $3.2 million to be received by June 2002.  The Company has paid $2.4 million in exit costs.   The remaining special charge liability of $6.4 million will be paid through June 2003.  Additionally, we do not anticipate the effect of the divesture plan to significantly impact operating cash flow.

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

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 1,562,814 shares were available as of September 30, 2001.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of our stock price, development by competitors of new or superior products, technology or services, the entry into the market by new competitors, actual and potential terrorist activities, the sufficiency of our working capital and our ability to realize benefits from consolidating certain general and administrative functions, to assimilate and integrate acquisitions, to continue our acquisition program, to manage our growth, to retain management, to implement our focused business strategy, to expand our document and information management services geographically, to attract and retain customers, to increase revenue by cross-selling services, to successfully manage the impact of slowing economic conditions and to successfully defend our company in ongoing and future litigation. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  Further, we disclaim any obligation to update any such forward-looking statements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its term loans and revolving credit facility.  Interest rates are fixed on the indenture and capital lease agreements.  The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.  The swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.  The swap has been designated by the Company as a cash flow hedge.  As of September 30, 2001, the fair value of the interest rate swap was a liability of $2.1 million ($1.3 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.

PART II.        OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1           Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto.*

10.2           First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto (incorporated by reference to Exhibit 10.92 to the Company’s Form 10-Q/A Quarterly Report filed on August 17, 2001).

10.3           Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto.*

10.4           Master Guaranty Agreement, dated as of April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A.

10.5           Pledge Agreement, dated as of April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A.

10.6           Master Pledge Agreement, dated as of April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A.

10.7           ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank.

10.8           Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank.

*               Schedules and similar attachments are omitted and a brief description of such omitted schedules and similar attachments is included herein. The Company undertakes to supplementally provide the Commission with a copy of any such omitted schedule or similar attachment upon request.

(b)   Reports on Form 8-K

During the Quarter ended September 30, 2001, the Company filed the following Current Reports on Form 8-K:

On August 10, 2001, the Company filed a Current Report on Form 8-K with the Commission dated August 9, 2001, reporting under Item 5 thereto, the Company's press release relating to earnings for the Quarter ended June 30, 2001.

On September 18, 2001, the Company filed a Current Report on Form 8-K with the Commission dated September 17, 2001, reporting under Item 5 thereto, certain pro forma summary quarterly income statement information for the last two fiscal quarters of the fiscal year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

F.Y.I. Incorporated

Date: November 14, 2001	By:	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr.
Chief Executive Officer and President

Date: November 14, 2001	By:	/s/ Barry L. Edwards
Barry L. Edwards
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto.*

10.2

First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto (incorporated by reference to Exhibit 10.92 to the Company’s Form 10-Q/A Quarterly Report filed on August 17, 2001).

10.3	Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto.*

10.4	Master Guaranty Agreement, dated as of April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A.

10.5	Pledge Agreement, dated as of April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A.

10.6	Master Pledge Agreement, dated as of April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A.

10.7	ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank.

10.8	Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank.

*

Schedules and similar attachments are omitted and a brief description of such omitted schedules and similar attachments is included herein. The Company undertakes to supplementally provide the Commission with a copy of any such omitted schedule or similar attachment upon request.