Form 10-K405
period 2001-12-31
SOURCECORP INC
filed 2002-04-01
CIK 936931

Use these links to rapidly review the document
SOURCECORP, Incorporated 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-27444

SOURCECORP, Incorporated
(Exact name of Registrant as specified in its charter)

DELAWARE	75-2560895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3232 MCKINNEY AVE., SUITE 1000, DALLAS, TEXAS	75204
(Address of principal executive offices)	(zip code)

(214) 740-6500
Registrant's telephone number,
(including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of Class)

F.Y.I. INCORPORATED
(Former name or former address if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [    ]

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 2002 was $409,702,943 based on the last sale price of $23.70 of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on February 28, 2002.

        As of February 28, 2002, 17,356,042 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2001 are incorporated by reference into Part III of this Form 10-K.

SOURCECORP, Incorporated

2001 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

        This Report contains certain forward-looking statements such as our intentions, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the risk of integrating our operating companies, of managing our rapid growth, of the timing and magnitude of technological advances, of the occurrences of future events that could diminish our customers' needs for our services, of a change in the degree to which companies continue to outsource business processes, as well as such other risks set forth under the heading Risk Factors included in this report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. Business

General

        SOURCECORP, Incorporated is a national provider of business process outsourcing solutions. We offer clients in information-intensive industries—such as financial services, government, legal, healthcare and transportation—the solutions to manage their information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

        As a national, single-source provider, we operate 94 facilities nationwide with over 9,000            employees providing services in 44 states, Washington, D.C., Puerto Rico and Mexico.

        We serve a diverse and high-profile client base, delivering the resources of a strong national company through relationships, on which clients have come to rely. Since multiple document and information management functions can be outsourced to us, companies no longer have to deal with a multitude of vendors.

        We believe an estimated four trillion documents are generated annually in the United States. A significant portion of the processing, management and storage of the information from these documents and related records is outsourced to small service companies serving local markets. Further, we believe that the business process outsourcing solutions market is growing due to several factors, including: (i) government regulations that require lengthy document retention periods and rapid accessibility for many types of records; (ii) continuing advancements in computer, networking, facsimile, printing and other technologies that have greatly facilitated the production and wide distribution of documents; (iii) the increasing litigiousness of society, necessitating access to relevant documents and records for extended periods; and (iv) increased customer expectations of low cost access to records on short notice and, in many instances, at disparate locations.

        Our target clients have information-intensive business processes involving large volumes of documents and information that require specialized processing, storage, frequent access and distribution. We believe that these clients will continue to increase their outsourcing of document and information management needs in order to maintain their focus on core operating competencies and revenue generating activities; reduce fixed costs, including labor and equipment costs; and gain access to new technologies without incurring the expense and risk of near-term obsolescence of technologies.

        Effective, February 14, 2002, we changed our name to SOURCECORP, Incorporated.

Business Strategy

        Our goal is to become a leading national provider of business process outsourcing solutions to information and document intensive industries, including: financial services, government, legal, healthcare and transportation. In order to achieve this goal, we have implemented the following focused business strategy, which we believe will attract and retain clients:

        Economies and Efficiencies.    We intend to deliver better, faster and more cost effective services than our competitors and our customers can provide for themselves.

        Scope and Scale.    We plan to continue to establish a range of business processing outsourcing operations to meet the diverse needs of customers by expanding existing businesses and selected strategic acquisitions. We intend to continue to handle large volume engagements associated with information-intensive processes.

        Flexible Service Delivery.    We intend to continue to provide outsourced service facilities, on-site facility management and dedicated customer operations.

        Information and Technology Lifecycles.    We intend to continue to be involved during the stages of the information lifecycle from data capture, conversion and storage to analysis and output processing. In addition, we intend to further develop processing capabilities and expect to continue to be involved in the technology lifecycles from paper to electronic, making use of web-based and other technologies.

        Capitalize on Cross-Selling Opportunities.    We intend to capitalize on cross-selling opportunities in two primary ways. First, we intend to continue to sell our existing clients additional business process outsourcing solutions provided by our other businesses. Second, we intend to use our knowledge with respect to specific industry segments to sell such services to new clients.

        Achieve Cost Savings through Consolidation and Economies of Scale.    We believe that we will continue to achieve savings by continuing to combine a number of general and administrative functions at the corporate level, such as accounting, tax, human resources and legal, by reducing or eliminating redundant functions and facilities, and by implementing corporate purchasing programs. For example, we have implemented an insurance plan, employee benefits programs and purchasing plans.

        Internet.    We intend to continue to utilize web-based technologies. Our plans include business-to-business e-commerce enabler products to provide critical back office functions. Our e-business strategy revolves around three areas: (i) order entry and status; (ii) web conversion services; and (iii) web storage and retrieval.

        Operate With Business Segments and Local Management.    We have placed all of our operations into two reportable segments. These segments are organized around operating units focused on providing common services to common customer bases and achieving synergies and cross-selling opportunities. At the same time, we have made and are continuing to make a significant effort toward integrating our segments into a national operating company platform that has the capability of penetrating larger accounts. We believe that the experienced local management teams of our operating units have a valuable understanding of their respective markets and businesses and can capitalize on existing client relationships. Multiple business segments are led by Division Presidents, each of which has broad based management experience. Division Presidents report to our Chief Operating Officer.

Acquisition and Divestiture Strategy

        We have transitioned to an operating company supported by a strategic acquisition program. Since our inception, we have acquired 71 and divested 17 companies up to December 31, 2001. Of these acquisitions, 85% were completed in our first four years as we established a geographic footprint to enable us to provide services nationally. Periodically, we evaluate candidates for acquisition and evaluate our operating units for possible divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing. Accordingly, we screen companies in conjunction with our operating management team to acquire those candidates that meet certain strategic requirements. These criteria include service expansion to broaden service offerings, additional technology, added management strength, industry expertise, expansion of our customer base and geographic need.

        We believe that we will continue to be a successful acquirer of other business process outsourcing solution companies due to our strategy of retaining selected owners and management of acquired companies, our access to capital and our ability to offer sellers cash for their business as well as an ongoing equity stake in our company. Nevertheless, there are numerous risks associated with our acquisition program. See "Risk Factors."

        During 2001, we completed our strategic realignment plan to better position the Company to pursue business process outsourcing. As part of this plan, we identified certain non-strategic operating units for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic operating units were evaluated based on criteria such as market growth potential, current operating performance, revenue and earnings growth potential, and expected sources and uses of capital. In June 2001, we completed the sale of five automated litigation support companies, two legal copy companies, two records acquisition companies and a commercial systems integration consulting services company. During the third quarter, we completed the sale of three print-on-demand companies, the sale of an investors' services company and the closure of a systems integration company. These divested units collectively accounted for approximately 23% of 2000 revenues and 4% of 2000 operating income.

Services Offered

        We provide a variety of business process outsourcing solutions and draw upon our available services to develop solutions for our clients based on their specific needs. As a result of the Business Process Outsourcing realignment discussed above, we realigned our operating units into the following segments: Information Management and Distribution; and Healthcare, Regulatory and Legal Compliance. See Note 16 of Notes to Consolidated Financial Statements of SOURCECORP and subsidiaries for the last three years' financial results under these divisions.

        Information Management and Distribution.    We offer business process solutions including electronic imaging, analog services, data capture and database management, internet repository services, print and mail services, including statement processing, direct mail and fulfillment services.

        Electronic Imaging Services involve the conversion of paper or microfilm documents into digitized information through optical scanners. Information can be stored as a digitized image or converted to code through optical character recognition (OCR). Conversion to code provides additional processing capabilities, such as manipulation of data. In both cases, the digitized information can be stored on magnetic medium, such as a computer diskette, optical laser discs, or compact discs. Electronic imaging is generally used because of the storage media's high speed of retrieval, its multiple indexing and text search formatting capabilities and its ability to be used to distribute output to multiple locations. Additionally, images may be stored and accessed via web-based repositories. Electronic imaging services are typically billed on a job-by-job basis, based on the number of images and complexity of the storage retrieval applications.

        Data Capture and Database Management Services involve data capture (manually or through scanning or other electronic media), data consolidation and elimination, storage, maintenance, formatting and report creation. Data capture includes the conversion of text and handwritten paper media as well as images into digital files. We now compete on a national basis, as opposed to individual operating companies, with over 325 scanners and 34 high-volume centers across the country. An advantage of digital files is the ability to manipulate large amounts of data quickly and efficiently. In some cases, database services include statistical analysis of data.

        Internet Repository Services adds electronic object storage and Internet-based retrieval capabilities to complement our document capture and conversion services. Through this combination of technology and services, customers can look to us for secure and timely access to digital documents.

        Full-Service Printing and Statement Processing Services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of items such as corporate advertising, political campaign literature, consumer notices and annual reports for its customers. Our service also includes the ability to deliver efficient postal routing to fulfill consumer requests for specific information. In addition, we have the ability to send blast e-mail services, including high-level graphics and sound, to supplement our existing services.

        Healthcare, Regulatory and Legal Compliance.    Our services include medical records release, off-site active storage of a healthcare institutions' medical records, online delivery of images of selected medical records, document and data conversion services for healthcare institutions, temporary staffing services, providing attending physicians' statements for life and health insurance underwriting, managed care compliance reviews, legal claims administration, and professional services related to trial support services.

        Our services include medical records release services (i.e., processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual). The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital.

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

        Our record management services consist primarily of active or open shelf storage. Active or open shelf storage services involve the storage, processing (i.e., indexing and formatting), retrieval, delivery and return to storage of documents in a rapid time frame. Many of these services are provided electronically. Service fees generally include a monthly fee based on activity levels and volumes stored, with extra billing for specialized requests. To a smaller extent, we store inactive documents.

        Legal Claims Administration Services include the compiling of databases, mail campaigns and call centers. We identify and notify members of class action lawsuits or other groups, answer questions, track and record contact with class action or other group members, process claims and distribute settlement funds. This specialized service gives us the ability to extend relationships beyond legal settlements.

        Professional Services include high level consulting services ranging from fair lending, labor discrimination and forensic analysis to trial support for law firms and corporations.

Sales and Marketing

        We have a broad customer base. No customer accounted for more than 3% of revenue for the year ended December 31, 2001. Historically, our sales efforts have been implemented on a location-by-location basis and typically have been coordinated through sales personnel as part of the local management's responsibilities. Our existing local sales efforts are carried out through local sales representatives. We continue to strive to increase our client base by attracting clients away from small, single business operators as a result of our ability to offer a broader range of solutions for our clients' needs. In addition, we intend to continue to focus on increasing revenue from our existing clients by cross-selling our services and broadening our product offerings. We will continue to augment local sales and marketing efforts through the implementation of a regional and national sales/account program.

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

Employees

        As of December 31, 2001, we had over 6,500 full-time and over 2,500 part-time employees. As of such date, we had 64 employees represented by labor unions. We consider our relations with our employees to be good.

Our Executive Officers

        The following table sets forth certain information concerning each of our executive officers:

NAME	AGE	POSITION
Thomas C. Walker	69	Chairman of the Board and Chief Development Officer
Ed H. Bowman, Jr.	55	President, Chief Executive Officer and Director
Barry L. Edwards	54	Executive Vice President and Chief Financial Officer
Joe A. Rose	51	Executive Vice President, Chief Operating Officer and Director
David M. Byerley	40	Senior Vice President—Corporate Development
Charles S. Gilbert	35	Senior Vice President, General Counsel and Secretary
Michael S. Rupe	51	President-Direct Mail and Statement Solutions Division
Kerry Walbridge	50	President-Business Process Solutions Division
Ronald Zazworsky	57	President-HealthSERVE Division
W. Bryan Hill	35	Vice President and Chief Accounting Officer

        Thomas C. Walker has been our Chairman of the Board since our inception in September 1994 and has been our Chief Development Officer since November 1995. From September 1994 until November 1995, Mr. Walker held the positions of President and Chief Executive Officer. From August 1991 to December 1994, Mr. Walker was Vice President, Corporate Development, of Laidlaw Waste Systems, Inc., a subsidiary of Laidlaw, Inc., a waste management company, where he was responsible for its acquisition and divestiture program in the United States and Mexico. Mr. Walker has been responsible for the acquisition or divestiture of several hundred businesses over a 30-year period. Mr. Walker holds a B.S. degree in Industrial Engineering from Lafayette College.

        Ed H. Bowman, Jr. has been our President and Chief Executive Officer and a Director since November 1995. From 1993 to 1995, Mr. Bowman was Executive Vice President and Chief Operating Officer of the Health Systems Group for First Data Corporation, a financial services company. Mr. Bowman was responsible for the day-to-day operations of research and development, marketing and customer service. From 1983 to 1993, Mr. Bowman served in a number of executive positions with a leading healthcare information systems company; responsibilities included VP—International, VP—Marketing, Senior VP—Customer Services, Group Senior VP—Research and Development, and last serving as Executive Vice President and Chief Operating Officer with responsibility for domestic operations. Prior to 1983, Mr. Bowman was with Andersen Consulting (currently known as Accenture), where he was elected a Partner. Mr. Bowman became a C.P.A. in 1973 and holds an M.S. degree from Georgia Institute of Technology and a B.B.A. from Georgia State University. Mr. Bowman is an investor and former board member of several early-stage, privately held high technology companies and has served on the Board of the Advanced Technology Development Center at Georgia Tech. Mr. Bowman currently serves on the Advisory Board to the President of Georgia Tech and on the Advisory Board of the Robinson School of Business at Georgia State University.

        Barry L. Edwards has been an Executive Vice President and our Chief Financial Officer since August 2000. From November 1994 to March 2000, Mr. Edwards was Executive Vice President and Chief Financial Officer for AMRESCO, a nationwide financial services company. From December 1978 to November 1994, Mr. Edwards was Vice President and Treasurer of Liberty Corporation, an insurance and broadcasting holding company based in Greenville, South Carolina. Mr. Edwards received a B.S. degree in Finance and Economics from Lehigh University in 1969, and an M.B.A degree from the University of Virginia Darden School of Business in 1972. Mr. Edwards is a board member for Ryan's Family Steakhouses and Robert Harris Homes.

        Joe A. Rose has been our Chief Operating Officer since January 2000 and a Director since March 2000. From August 1999 through December 1999, Mr. Rose was an Executive Vice President. From June 1997 through August 1999, Mr. Rose was a Senior Vice President. From May 1995 through January 1997, Mr. Rose was President and CEO of FormMaker Software, Inc., a document technology company which merged with Image Sciences Corp. to form DocuCorp International. From May 1993 through May 1995, Mr. Rose was Corporate Vice President of John H. Harland Company, a financial services company, and President and CEO of its subsidiary, Formation Technology, Inc. From July 1988 through May 1993, Mr. Rose served as Executive Vice President of National Data Corporation, where he was responsible for the credit card and cash management divisions. Mr. Rose began his information services career at EDS in sales. Mr. Rose holds a B.A. degree from Texas Tech University.

        David M. Byerley has been our Senior Vice President—Corporate Development since November 1998. From August 1996 until October 1998, Mr. Byerley was Executive Vice President of IKON's Business Information Services Division. From February 1995 until August 1996, Mr. Byerley was Senior Vice President of Product Development and Marketing with Dataplex Corporation, a wholly-owned subsidiary of Affiliated Computer Services. From August 1994 until February 1995, Mr. Byerley was employed by Eastman Kodak. Mr. Byerley holds a B.S. degree from Dickinson College, an M.S. degree from Temple University, and a J.D. from Temple University Law School.

        Charles S. Gilbert has been a Senior Vice President, Secretary and General Counsel since January 2001, a Vice President, Secretary and General Counsel since August 2000, our Secretary and acting General Counsel since July 2000 and corporate counsel since April 2000. From 1991 until joining us he practiced law in the corporate securities section of Jackson Walker LLP, Dallas, where he was elected partner. Mr. Gilbert holds a B.S. degree in Physics from The University of Texas and a J.D. from The University of Texas School of Law.

        Michael S. Rupe has been a Division President since September 2000. From March 1998 through August 2000, Mr. Rupe served as President and Chief Executive Officer of Solomon Software, Inc., an accounting and business software company that was sold to Great Plains Software in June 2000. From March 1997 to February 1998, Mr. Rupe served as Executive Vice President and Chief Financial Officer of Solomon Software, Inc. From August 1995 through February 1997, Mr. Rupe was Senior Vice President of Finance and Administration at FormMaker Software, Inc., a document technology company, which merged with Image Sciences Corp. to form DocuCorp International. Mr. Rupe holds a B.S. degree in Accounting from the University of Kentucky.

        Kerry Walbridge has been a Division President since March 2001. From April 2000 to December 2000, Mr. Walbridge was President and CEO of eMake Corporation, a first-to-market provider of web hosted ERP software solutions and electronic supply chain services to the manufacturing market. From August 1998 to April 2000, Mr. Walbridge was Senior Vice President Sales and Marketing for Outsourcing Solutions, Inc. the nations largest provider of accounts receivable management services. From November 1991 to June 1993 and from June 1996 to August 1998, Mr. Walbridge was a Division Vice President for EDS and from October 1989 to November 1991 Mr. Walbridge was a Division Vice President for McDonnell Douglas Systems Integration. Mr. Walbridge holds a B.S. degree in Business from St. Louis University.

        Ronald Zazworsky has been a Division President since November 2000. From October 1997 until November 2000, Mr. Zazworsky was our Senior Vice President—HealthSERVE. From February 1994 until July 1997, Mr. Zazworsky was Senior Vice President at Medaphis Corporation. From April 1992 to February 1994, Mr. Zazworsky was President and CEO at Habersham Banking Solutions, Inc. Prior to 1992, Mr. Zazworsky was employed at HBO as Regional Vice President for eight years. Previously, Mr. Zazworsky held various sales, marketing, and management positions at IBM. Mr. Zazworsky holds a B.A. degree from Gettysburg College and a M.B.A. degree from Emory University.

        W. Bryan Hill has been a Vice President and our Chief Accounting Officer since November 2001. From August 2000 to October 2001, Mr. Hill served with us as a Director of Accounting. From July 1996 until joining us, Mr. Hill was Senior Vice President of Accounting and Finance with FirstPlus Consumer Finance. Previously, Mr. Hill held various accounting and finance positions with Associates First Capital for over seven years with Director of Corporate Finance being his last position. Mr. Hill holds a B.B.A. degree in Accounting from Texas Christian University and has been a C.P.A and a C.M.A from 1996 and 2000, respectively.

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

We may not be able to continue to effectively integrate all of our operating companies

        Our growth and future financial performance depend on our ability to continue to integrate all of our operating companies. A number of our operating companies offer different services, use different capabilities and technologies and target different geographic markets and client segments. These differences increase the risk in successfully completing the integration of our operating companies. Any difficulties we encounter in the integration process could adversely affect us and we can not assure you that our operating results will match or exceed the combined individual operating results achieved by our operating companies prior to their acquisition.

Any future acquisitions will require financing

        We currently intend to finance any future acquisitions by using cash and our common stock for all or a portion of the consideration to be paid. In the event that our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to consummate acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings. Under our line of credit with Bank of America, SunTrust and Wells Fargo, we and our subsidiaries could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $297.5 million for working capital, general corporate purposes and acquisitions, subject to certain restrictions in our line of credit. As of December 31, 2001, the availability under the line of credit was approximately $115.8 million. We cannot assure you, however, that funds available under our line of credit will be sufficient for our needs.

The price of our common stock may be volatile

        The price of our common stock may be volatile. Our quarterly results of operations may vary materially as a result of the gain or loss of material client relationships and variations in the prices charged by us for our services. In addition, since a significant portion of our revenue is generated on a project-by-project basis, the timing or completion of material projects could result in fluctuations in our results of operations for particular quarterly periods. Fluctuations in operating results may adversely affect the market price of our common stock. The market price for our common stock may also fluctuate in response to material announcements by us or our significant clients or competitors, changes in economic or other conditions impacting our targeted client segments or changes in general economic conditions. Further, the securities markets have experienced significant price and volume fluctuations from time to time that have often been unrelated or disproportionate to the operating performance of particular companies. These broad fluctuations may adversely affect the market price of our common stock.

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

We face intense competition

        The business process outsourcing services industry is highly competitive. We cannot guarantee that we will be able to compete successfully in the future. A significant source of competition is the in-house document handling capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house, services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to enter new geographic areas through internal growth and acquisitions and expect to encounter significant competition from established competitors in each new area. Some of our competitors have a greater international presence than us and offer a broader range of services in certain segments. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new clients and new companies, and our results of operations may be adversely affected. In addition, we may be forced to lower our pricing, or, if demand for our services decreases our business, financial condition and results of operations could be materially and adversely affected.

We have significant investments in some client contracts, which expose us to the risk of these clients' financial conditions

        We must make capital investments in order to attract and retain large outsourcing agreements. We sometimes must purchase assets such as computing equipment and software, assume financial obligations such as computer lease and software maintenance obligations or property leases, incur capital expenditures or incur expenses necessary to provide outsourcing services to a client. If any of these agreements were to terminate, we might not be able to realize a return on the assets and investments acquired or financial obligations assumed.

Meeting changes in technology could be expensive and, if we do not keep up with these changes, we could lose existing clients and be unable to attract new clients

        The markets for our business process outsourcing services are subject to rapid technological changes and rapid changes in client requirements. To compete, we commit substantial resources to operating multiple hardware platforms, to customizing third-party software programs and to training client personnel and our personnel in the use of new technologies. Future hardware, software and other products may be able to manipulate large amounts of documents and information more cost effectively than existing products that we use. Information processing is shifting toward client-server and web-based systems, in which individual computers or groups of personal computers and mid-range systems replace older systems. This trend could adversely affect our business and financial results and result in us losing clients and being unable to attract new clients. We have committed substantial resources to developing outsourcing solutions for these distributed computing environments. We cannot guarantee that we will be successful in customizing products and services that incorporate new technology on a timely basis. We also cannot guarantee that we will continue to be able to deliver the services and products demanded by the marketplace. Technology costs have also dropped significantly in recent years due in large part to hardware technology advances.

Intellectual property infringement claims could require us to incur substantial costs to defend the claims, change our services, purchase new licenses or redesign our use of challenged technology

        We do not own the majority of the software that we use to run our business; instead we license this software from a number of vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any vendors' infringement claims are ultimately successful, our vendors could require us: (i) to cease selling or using products or services that incorporate the challenged software or technology; (ii) to obtain a license or additional licenses from our vendors; or (iii) to redesign our products and services which rely on the challenged software or technology. We are not currently involved in any material intellectual property litigation, but could be in the future to protect our trade secrets, trademarks or know-how, or to defend ourselves or our clients against alleged infringement claims.

We depend on our personnel

        Our operations depend on the continued efforts of our executive officers and on senior management of our operating companies. Also, we will likely depend on the senior management of businesses acquired in the future. If any of these people are unable or unwilling to continue in their present role, or if we are unable to attract and retain additional managers and skilled employees, our business could be adversely affected. We do not currently have key person life insurance covering any of our executive officers.

        Our success depends, to a significant extent, upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations could be materially and adversely affected. Competition for personnel is intense in the document and information services industry, and recruiting and training personnel require substantial resources. We must continue to grow internally by hiring and training technically-skilled people in order to perform services under our existing and future contracts. Our business also experiences significant turnover of technically-skilled people.

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

We may have business interruptions

        Certain of our operations are performed at a single location and are dependent on continuous computer, electrical, and telephone service. As a result, any disruption of our day-to-day operations could have a material adverse effect upon us. We cannot assure you that a fire, flood, earthquake, terrorist activities, power loss, telephone service loss, problems caused by computer or technology issues or other events affecting one or more of our facilities would not disable these services. Any significant damage to any facility or other failure that causes significant interruptions in our operations may not be covered by insurance. Any uninsured or underinsured loss could have a material adverse effect on our business, financial condition or results of operations.

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

Our profitability may be affected by changes in our business mix between project and recurring service offerings

        Project revenue includes services that have a measurable project life and it's unlikely for the same customer to repeat the specific project. Conversely, recurring revenue reflects services provided where the relationship with the customer and the nature of the work performed provides an expectation for the customer's continued use of the same or similar service. For example, our claims administration business is predominantly project oriented while our data capture and data conversion business is primarily recurring in nature. Project-oriented revenue tends to possess a higher gross margin than recurring oriented revenue. To the extent our business mix shifts from project-oriented to recurring service offerings, our gross margins may decline.

HIPPA regulations

        As a result of statutory authority granted pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the United States Department of Health and Human Services has recently issued regulations regarding the use and disclosure of personal health information by health care providers, health plans, and certain other "covered entities" operating in the health care industry. The HIPAA regulations require covered entities to take steps to maintain the privacy and security of personal health information. While we are not a "covered entity" directly governed by these regulations, many of our customers are covered entities under the HIPAA regulations, and these customers are required to adjust their business arrangements to comply with HIPAA. These customers will be required to enter into "business associate arrangements" with us that conform to the requirements of HIPAA. The requirements of HIPAA, and the costs of complying with HIPAA, may adversely affect the business operations of these customers, which could have a negative impact on our business operations. Furthermore, the requirements of the "business associate arrangements," and the changes we will have to make in our operations to comply with such agreements, will increase our costs of operations. To the extent we are unable to comply with the provisions of such agreements, we could lose the business generated by those clients or could be subject to damages for violation of its business associate agreements with those clients.

We may have future goodwill impairments

        Upon the adoption of Statement of Financial Accounting Standards No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test will include calculating the fair value of future discounted cash flows. An impairment of goodwill occurs when the carrying value of the reportable unit measured is greater than the fair value of the discounted cash flow. If economic events occur that lower our expectations of the future cash flows, the fair market calculation for a particular reporting unit may decline, which may result in a goodwill impairment. In the event of such an impairment, a charge would be recorded in the period that the impairment occurred.

Our financial covenants become more restrictive in the future

        Under our line of credit agreement, we are subject to certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial ratios. Certain of these covenants become more restrictive over time. While we are currently in compliance with such covenants, an erosion of our business could place the Company out of compliance in the future. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company may seek a waiver from such lenders.

Future sales of our shares may adversely affect our stock price

        The market price of our common stock could be adversely affected by the sale of substantial amounts of our common stock in the public market. In addition, many shares are subject to contractual restrictions on resale over some period of time.

        If a significant number of shares of our common stock become freely tradable at approximately the same time and a large number of shares are sold by stockholders in the market as soon as their shares became freely transferable, the price of our common stock could be adversely affected.

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

Our Board of Directors may be able to delay or prevent takeovers

        Our Board of Directors is empowered to issue preferred stock without stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise.

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

ITEM 2. Properties

        As of December 31, 2001, we operated 94 facilities in 26 states. Except for the three facilities we own, (which are located in Upper Marlboro, Maryland, Tallahassee, Florida, and Georgiana, Alabama) all of these facilities were leased and were principally used for operations and general administrative functions.

As of December 31, 2001, such leased facilities consisted of approximately 1,757,000 square feet. See Note 9 of Notes to Consolidated Financial Statements for further information relating to these leases.

        As of December 31, 2001, we also operated over 1,900 on-site facilities at customer locations in an additional 18 states, primarily in connection with our SOURCECORP HealthSERVE segment, and from time to time at many other client locations for specific projects.

        In order to secure our obligations under our current line of credit, we granted to Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents for our lenders, a security interest in the capital stock of our material subsidiaries and, in the event we exceed a designated leverage ratio, a lien on substantially all of our properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the year ended December 31, 2001, no matters were submitted to a vote of the security holders.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our common stock trades on The Nasdaq Stock Market under the symbol "SRCP" (formerly "FYII"). The following table sets forth, for our fiscal periods indicated, the range of high and low last reported sale prices for our common stock.

	High	Low
Fiscal Year 2000
First Quarter	$35.00	$24.88
Second Quarter	$34.25	$26.00
Third Quarter	$40.38	$32.88
Fourth Quarter	$42.13	$29.13
Fiscal Year 2001
First Quarter	$36.63	$30.38
Second Quarter	$44.23	$31.19
Third Quarter	$42.48	$34.20
Fourth Quarter	$39.05	$28.04
Fiscal Year 2002
First Quarter (through February 28, 2002)	$33.28	$22.65

Holders

        On February 28, 2002, the last reported sale price of our common stock on the Nasdaq Stock Market was $23.70 per share. At February 28, 2002, there were 96 holders of record of our common stock and 17,356,042 shares outstanding.

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

ITEM 6. Selected Financial Data

Selected Financial Data

        We were founded in September 1994, and we effectively began our operations on January 26, 1996, following the completion of our initial public offering ("IPO"). We acquired, simultaneously with and as a condition to the closing of the IPO, seven Founding Companies (the "Founding Companies"). The Founding Companies have been accounted for in accordance with generally accepted accounting principles ("GAAP") as a combination of the Founding Companies at historical cost. For accounting purposes and for the purposes of the presentation of the financial data herein, January 31, 1996, has been used as the effective date of the Acquisitions.

        Since the IPO, and through December 31, 2001, we acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc.

(collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems ("MPS") in December 1997; (v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services, Inc. ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH") in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). Our consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI, and ERS. Our consolidated financial statements were not restated for the Rust, MPS, Lifo, TCH and ADG acquisitions for the periods prior to January 1, 1998 due to their individual financial immateriality. We and the Pooled Companies were not under common control or management during the periods prior to their respective mergers. Our results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management; and (iii) the impact of divestitures.

        Subsequent to the IPO and through December 31, 2001, we acquired 55 additional companies in transactions accounted for as purchases and have divested 17 operating units by sale or closure. Our results of operations include the results of these acquisitions from the date of their respective acquisitions and the results of the divestitures up to the effective date.

        Our Selected Financial Data for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP. Our Selected Financial Data are based on available information and certain assumptions described in the footnotes set forth below, all of which we believe are reasonable.

        Our Selected Financial Data provided below should be read in conjunction with our historical consolidated financial statements, including the related notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this report.

Selected Financial Data
(In thousands, except per share data)

	1997	1998	1999	2000	2001
Statement of Operations Data:
Revenue	$177,272	$240,906	$350,044	$457,590	$441,963
Cost of services	112,161	147,964	213,928	272,823	260,128
Special charges(7)	—	—	—	—	417
Depreciation	3,730	5,889	8,815	13,802	14,632

Gross profit	61,381	87,053	127,301	170,965	166,786
Selling, general and administrative expenses(1)(2)	37,956	55,594	78,577	100,456	101,249
Gain on sale of assets of subsidiary, net(3)	—	(4,394)	—	—	—
Special charges(7)	—	—	—	—	62,167
Amortization(4)	1,835	4,845	4,748	8,554	10,032

Operating income (loss)(1)	21,590	31,008	43,976	61,955	(6,662)
Interest and other (income) expense, net(5)(8)	1,176	990	3,975	8,927	9,363

Income (loss) before income taxes(1)(5)	20,414	30,018	40,001	53,028	(16,025)
Provision for income taxes(6)	8,266	12,007	16,000	20,927	2,124

Net income (loss)(1)(5)(6)	$12,148	$18,011	$24,001	$32,101	$(18,149)

Net income (loss) per common share
Basic(1)(5)(6)	$1.01	$1.35	$1.70	$2.10	$(1.08)
Diluted(1)(5)(6)	$1.00	$1.31	$1.60	$2.00	$(1.08)
Weighted average common shares outstanding
Basic	12,018	13,370	14,149	15,284	16,748
Diluted	12,196	13,731	14,990	16,065	16,748
Balance Sheet Data:
Working capital	$26,642	$37,793	$20,113	$55,920	$58,534
Total assets	139,106	206,970	369,355	454,709	463,071
Long-term obligations, net of current maturities	5,892	31,498	85,172	123,784	116,055
Stockholders' equity	107,564	138,735	175,009	253,392	271,173

(1)
Gives effect to certain compensation adjustments related to the difference between employment agreements and the compensation levels prior to the consummation of the Acquisitions for the years ended December 31, 1997 and 1998.
(2)
Selling, general and administrative expenses for the year ended December 31, 1998 include charges totaling $2.5 million relating to: (i) severance and other costs, $1.7 million; (ii) facilities closing costs, $0.5 million; and (iii) other write-downs and impairments, $0.3 million
(3)
Reports the gain on the sale of assets of Leonard Archives Acquisition Corp. ("Leonard") for the year ended December 31, 1998. The gain on the sale, net of other charges included in (2) and (4), was $145,000 before taxes.
(4)
Amortization for the year ended December 31, 1998 includes acceleration of goodwill amortization of $1.8 million.
(5)
Interest expense for the year ended December 31, 1997, includes the write-off of approximately $1.2 million ($0.7 million, net of taxes, and $0.07 per share) of unamortized debt issuance costs related to our Credit Agreement in place at the time.

(6)
Gives effect to certain tax adjustments related to the taxation Pooled Companies as S corporations or sole proprietorships prior to the consummation of the Acquisitions and the tax impact of the compensation difference for the periods ended December 31, 1997 and 1998.
(7)
Reports the loss on sale of non-strategic operating units divested for the year ended December 31, 2001. The special charges include $55.4 million for the loss on sale of assets, $5.7 million for costs to exit non-strategic locations, and $1.5 million for one-time legal charges. See Note 3 of Notes to Consolidated Financial Statements.
(8)
Interest expense for the year ended December 31, 2001 includes $0.5 million for write-down of deferred financing costs due to refinancing long-term obligations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Report. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under "Item 1. Business—Risk Factors."

Introduction

        We were founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: healthcare, law, banking, insurance, retailing, high tech manufacturing and government. We acquired the Founding Companies simultaneously with the closing of our initial public offering (the "IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of our Company.

        Since our inception, we have acquired 71 and divested 17 companies. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

Significant Developments

        During the second and third quarters, we completed several steps involved with our strategic realignment plan. We completed a strategic review of our operations and determined markets that we intended to concentrate on for future growth. Additionally, we identified certain non-strategic operating units for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The divested operating units were evaluated based on criteria such as market growth potential, current operating performance, revenue and earning growth potential, and expected sources and uses of capital. This plan resulted in divestitures comprising approximately 23% of 2000 revenues and 4% of 2000 operating income.

        During 2001, we completed the sale or closure of 15 operating units pursuant to the divesture plan. These units related to the following services: (i) automated litigation support; (ii) high-speed, multiple-set reproduction of documents; (iii) records acquisition in the form of subpoena of business documents and service of process; (iv) commercial system integration services; and (v) investor services.

        We sold these units for $19.7 million of net consideration and collected $18.4 million of this consideration by December 31, 2001. The remaining $1.3 million of net consideration is expected to be collected by June 2002.

        The proceeds from these divestitures were used to pay down amounts outstanding under our credit facility and should provide $0.6 million in annualized interest expense savings (using the company's incremental borrowing rate as of December 31, 2001). The full effect of the interest expense benefit should begin during the third quarter of fiscal 2002 once the full amounts of proceeds are collected.

        These divested units had a net book value of $73.0 million. Additionally, we recorded liabilities of $9.3 million for exiting costs, personnel costs and various selling expenses. As of December 31, 2001, $3.5 million of these costs had been paid, with the remaining $5.8 million to be paid by June 2003. See Note 3 of the Notes to the Consolidated Financial Statements.

Business Segments

        After the effect of the divestitures and closures, the Company reduced the number of segments from four to two to reflect the go-forward segment focus. The identified segments are as follows:

        Information Management and Distribution.    This segment includes companies that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services.

        Healthcare, Regulatory and Legal Compliance.    This segment includes companies that provide the following services: medical records release; off-site active storage of a healthcare institutions' medical records; online delivery of images of selected medical records; document and data conversion services for healthcare institutions; temporary staffing services; providing attending physicians' statements for life and health insurance underwriting; managed care compliance reviews; legal claims administration; and professional services related to trial support services.

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

        The 2001 results include pre-tax special charges totaling $62.6 million due to the divestiture of non-strategic operating companies, closures of two non-strategic business units, and one-time legal charges. Also, the Company recognized charges of approximately $0.5 million for the write-down of deferred debt costs due to refinancing long-term obligations. Additionally, included as a reduction to revenue, was $1.0 million of bad debt expense related specifically to a single project within the Healthcare, Regulatory and Legal Compliance Segment.

Results of Operations

        The following table sets forth certain items as shown in "Item 6. Selected Financial Data" expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	1999	2000	2001
Revenue	100.0%	100.0%	100.0%
Cost of services	61.1	59.6	58.9
Special charges	—	—	0.1
Depreciation	2.5	3.0	3.3

Gross profit	36.4	37.4	37.7
Selling, general and administrative expenses	22.4	22.0	22.9
Special charges	—	—	14.1
Amortization	1.4	1.9	2.2

Operating income (loss)	12.6	13.5	(1.5)
Interest and other expense, net	1.1	1.9	2.1

Income (loss) before income taxes	11.5	11.6	(3.6)
Provision for income taxes	4.6	4.6	0.5

Net income (loss)	6.9%	7.0%	(4.1)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

        Revenue decreased 3.4%, from $457.6 million for the year ended December 31, 2000 to $442.0 million for the year ended December 31, 2001. However, excluding the results of the divested operating units from 2000 and 2001 and $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment, revenue from ongoing operations increased 15.0% from $353.6 million for the year ended December 31, 2000 to $406.7 million for the year ended December 31, 2001. Factors contributing to this growth were improved volumes in our Data Capture and Conversion businesses and acquisition related revenues. This growth was partially offset by lower volumes in our Direct Mail businesses as customers moderated their promotional activities in a sluggish economy. Revenues in our project-oriented Claims Administration businesses were negatively impacted in the fourth quarter of 2001 due to delays in new projects as well as reduced volumes on existing projects.

Gross profit

        Gross profit decreased 2.4% from $171.0 million for the year ended December 31, 2000 to $166.8 million for the year ended December 31, 2001. This decrease was primarily due to the effect of the divestiture of 15 operating units in 2001. Excluding the results of the divested operating units from 2000 and 2001 and $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment, gross profit from ongoing operations increased 13.5% from $141.4 million for the year ended December 31, 2000 to $160.4 million for the year ended December 31, 2001. This increase was primarily due to the increases in revenue discussed above. Excluding the results of the divested operating units from 2000 and 2001, gross profit as a percentage of revenue decreased from 40.0% for the year ended December 31, 2000 to 39.5% for the year ended December 31, 2001. Key drivers for the decline were revenue and margin pressures within Direct Mail as well as margin declines in our Healthcare companies, and a higher concentration of recurring revenue. See Risk Factors for further explanation of revenue mix and gross profit margins.

Selling, general and administrative expenses

        SG&A increased 0.8% from $100.5 million, or 22.0% of revenue, for the year ended December 31, 2000 to $101.2 million, or 22.9% of revenue, for the year ended December 31, 2001. Excluding the results of the divested operating units from 2000 and 2001 and $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment, SG&A from ongoing operations increased 21.0% from $75.3 million for the year ended December 31, 2000, to $91.1 million for the year ended December 31, 2001. Excluding the results of the divested operating units, SG&A as percentage of ongoing revenue increased from 21.3% in 2000 to 22.4% in 2001. This increase was primarily due to: (i) SG&A from acquisitions in 2000 and 2001; (ii) infrastructure investments related to the centralization of certain accounting, management and human resource functions to more effectively manage our businesses; and (iii) additional outside consulting fees, primarily valuation and state tax planning, to minimize the Company's overall tax burden and improve operating cash flow.

Operating income (loss)

        Operating income (loss) decreased 110.8% from $62.0 million, or 13.5% of revenue, for the year ended December 31, 2000 to $(6.7) million, or (1.5) % of revenue, for the year ended December 31, 2001. Excluding the results of the divested operating units from 2000 and 2001 and $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment, operating income from ongoing operations increased 1.2% from $59.4 million for the year ended December 31, 2000 to $60.1 million for the year ended December 31, 2001. Strong growth from 2000 and 2001 acquisitions and in our Data Capture and Conversion businesses was essentially offset by declines in our Direct Mail, Healthcare and Regulatory and Legal Compliance businesses. Consequently, operating margins from ongoing operations decreased from 16.8% in 2000 to 14.8% in 2001. The decrease in operating margins was primarily due to factors discussed above related to gross profits and SG&A as well as an increase in goodwill amortization expense as a percentage of revenue due to acquisition related payments.

Interest and other expense

        Interest and other expense increased 4.9% from $8.9 million for the year ended December 31, 2000 to $9.4 million for the year ended December 31, 2001. Excluding the results of the divested operating units from 2000 and 2001, the $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment and the write-down of deferred debt costs, interest and other expense from ongoing operations decreased 3.4% from $9.3 million for the year ended December 31, 2000 to $9.0 million for the year ended December 31, 2001. This decrease was due to lower balances on long-term obligations and lower interest rates. The average interest rate on borrowings decreased from 7.6% in 2000 to 6.8% in 2001. The interest rate on borrowings is predominantly variable in nature with the exception of the interest rate hedge which was placed in effect during December of 2000 fixing the interest cost for $50 million of long-term obligations through March 2003 (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk). However, interest rate risk exists for the remaining $64 million of long-term obligations at December 31, 2001. Increases in short-term rates would have the effect of increasing interest expense and lowering operating results.

Income (Loss) before income taxes and net income (loss)

        Income (loss) before income taxes decreased 130.2% from $53.0 million for the year ended December 31, 2000, to $(16.0) million for the year ended December 31, 2001 and net income decreased 156.5% from $32.1 million for the year ended December 31, 2000, to $(18.1) million for the year ended December 31, 2001. Excluding the results of the divested operating units from 2000 and 2001, the $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment and the write-down of deferred debt costs, income before income taxes increased 2.0% from $50.1 million for the year ended December 31, 2000 to $51.2 million for the year ended December 31, 2001 and net income increased 4.4% from $30.4 million for the year ended December 31, 2000 to $31.7 million for the year ended December 31, 2001. These increases are attributable to the factors discussed above.

        The provision for income taxes was $20.9 million for the year ended December 31, 2000 and $2.1 million for the year ended December 31, 2001. Excluding the results of the divested operating units from 2000 and 2001, the $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment, the write-down of deferred debt costs and the tax benefit received from the loss on sale of the divested operating units from 2000 and 2001 results, the provision for income taxes was $19.7 million for the year ended December 31, 2000 and $19.5 million for the year ended December 31, 2001. Excluding the results of the divested operating units from 2000 and 2001, the $1.0 million of bad debt expense related specifically to a single project within Healthcare, Regulatory and Legal Compliance Segment, the write-down of deferred debt costs and the tax benefit received from the loss on sale of the divested operating units from 2000 and 2001 results, the effective tax rate of 39.5% and 38.0% for the years ended December 31, 2000 and 2001, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes and non-deductible goodwill expenses.

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

Fluctuations in Quarterly Results of Operations

        Revenue from our services shows no significant seasonal variations. However, service revenue can vary from period to period due to the impact of specific projects. Quarterly results may also vary as a result of the timing of acquisitions and the timing and magnitude of costs related to such acquisitions.

Liquidity and Capital Resources

        At December 31, 2001, we had $58.5 million of working capital and $7.2 million of cash. Cash flows provided by operating activities for the year ended December 31, 2001 were $54.0 million. Net cash provided by operating activities for the year ended December 31, 2001 was primarily impacted by cash savings from tax planning and strong cash flow from recent acquisitions. Net cash used in investing activities was $60.7 million for the year ended December 31, 2001, and consisted primarily of payments of $65.6 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. These outflows were offset by the net proceeds received from the sale of operating units. Net proceeds from sale of operating units were used for payment on the credit facility resulting in net cash provided by financing activities was $4.4 million. Net payments on the credit facility were $7.0 million for the year.

        At December 31, 2000, we had $55.9 million of working capital and $9.5 million of cash. Cash flows provided by operating activities for the year ended December 31, 2000 were $45.9 million. Net cash provided by operating activities for the year ended December 31, 2000 was primarily impacted by an increase in earnings. This increase was offset in part by an increase in accounts receivable and prepaid expenses, which were attributable to the increase in revenue for the year. Net cash used in investing activities was $99.1 million for the year ended December 31, 2000, and consisted primarily of payments of $86.0 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. Net cash provided by financing activities was $53.4 million, as we utilized our credit facility to fund our acquisition program. Net borrowings on the credit facility were $39.0 million for the year.

        At December 31, 1999, we had $20.1 million of working capital and $9.4 million of cash. Cash flows provided by operating activities for the year ended December 31, 1999 were $26.7 million. Net cash provided by operating activities for the year ended December 31, 1999 was primarily impacted by an increase in earnings and an increase in accounts payable and accrued liabilities. These increases were offset in part by an increase in accounts receivable, which was attributable to the increase in revenue for the year. Net cash used in investing activities was $80.4 million for the year ended December 31, 1999, and consisted primarily of payments of $63.1 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. Net cash provided by financing activities was $48.5 million, as we utilized our credit facility to fund our acquisition program. Net borrowings on the credit facility were $54.0 million for the year.

        In April 2001, we entered into our line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the "2001 Credit Agreement"). Under this agreement, we can from time to time borrow up to $297.5 million over a three year period, subject to certain customary borrowing capacity requirements. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services among other factors. Additionally, depending on the mix of stock and cash used in acquisitions if any, we may need to seek further financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

        In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 1,524,556 shares were available as of December 31, 2001.

        The following table summarizes our total contractual cash obligations as of December 31, 2001.

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt	$116,379	$324	$114,254	$247	$1,554
Capital Lease Obligations	214	201	8	5
Operating Leases	52,778	14,881	22,061	9,767	6,069

Total Contractual Cash Obligations	$169,371	$15,406	$136,323	$10,019	$7,623

        We have total commercial commitments for $8.7 million for standby letters of credit as of December 31, 2001. We have a letter of credit for $2.1 million to serve as guarantee for periodic principal and interest payments related to the debt. We have a $5.0 million letter of credit to serve as a guarantee for performance under a contract with New York State Workers Compensation Board. Additionally, we have a $1.6 million letter of credit to serve as security for the Company's workmen's compensation program.

Critical Accounting Policies

        The Company has identified the following critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts is generally established during the period in which revenues are recognized and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of write offs and recovery of previously written off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Consolidated Financial Statements. Different assumptions or changes in economic circumstances could result in additional changes to the allowance for doubtful accounts. See Notes 2 and 4 of the Notes to Consolidated Financial Statements.

        Asset Impairment.    Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management compares the estimated undiscounted future cash flows over the remaining life of the intangibles or other long-lived assets to the carrying amount of the assets being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management utilizes estimates to determine the future cash flows of the reporting units. These estimates include growth rates, capital needs, and projected earning margins among other factors. At a minimum, we perform intangible asset impairment analysis on an annual basis. Estimates utilized in future calculations could differ from the estimates used in the current period. Future years' estimates that are unfavorable compared to current estimates could cause an impairment of intangible assets in the given year. Further information is provided in Note 2 of the Notes to Consolidated Financial Statements.

        At January 1, 2002, we will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement states that goodwill and intangible assets have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and intangible assets will be tested at a reporting group level rather than the individual operating unit level.

        Special Charges.    Special charges relate to the net costs incurred to divest and close certain non-strategic operating units. As part of the special charge, management estimated the net consideration to be received, and the costs to divest these units. Included in the cost are certain loss contingencies that are recorded as liabilities because the loss was probable and the amount was reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple factors that often depend on judgments about potential actions by third parties such as lessors. Also see Note 3 of the Notes to the Consolidated Financial Statements, which discusses the divestitures in more detail.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the indenture and capitalized lease obligations. In December 2000, in order to mitigate interest rate risk, the Company entered into an interest rate hedge agreement in the amount of $50 million, whereby the Company fixed the interest rate through March 2003 on the amount of the hedge agreement at 5.775% plus the applicable floating spread.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of SOURCECORP, Incorporated:

        We have audited the accompanying consolidated balance sheets of SOURCECORP, Incorporated (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SOURCECORP, Incorporated and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,
February 18, 2002

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

ASSETS

	December 31,
	2000	2001
CURRENT ASSETS:
Cash and cash equivalents	$9,504	$7,182
Accounts and notes receivable, less allowance for doubtful accounts of $14,111 and $19,888, respectively	93,583	88,547
Inventories	5,112	2,587
Deferred income taxes	3,935	9,805
Prepaid expenses and other current assets	6,747	6,412

Total current assets	118,881	114,533
PROPERTY, PLANT AND EQUIPMENT, net of depreciation	50,341	41,942
GOODWILL AND OTHER INTANGIBLES, net of amortization of $19,241 and $22,356, respectively	278,709	298,519
OTHER NONCURRENT ASSETS	6,778	8,077

Total assets	$454,709	$463,071

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,351	$51,087
Current maturities of long-term obligations	851	324
Income taxes payable	4,759	4,588

Total current liabilities	62,961	55,999
LONG-TERM OBLIGATIONS, net of current maturities	123,784	116,055
DEFERRED INCOME TAXES	3,541	1,839
OTHER LONG-TERM OBLIGATIONS	11,031	18,005

Total liabilities	201,317	191,898

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,191,416 and 17,341,674 shares issued and outstanding at December 31, 2000 and 2001, respectively	162	174
Additional paid-in capital	166,608	204,086
Accumulated other comprehensive loss	—	(1,242)
Retained earnings	87,286	69,137

	254,056	272,155
Less—Treasury stock, at cost, 42,605 and 56,028 shares at December 31, 2000 and 2001, respectively	(664)	(982)

Total stockholders' equity	253,392	271,173

Total liabilities and stockholders' equity	$454,709	$463,071

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	1999	2000	2001
REVENUE	$350,044	$457,590	$441,963
COST OF SERVICES	213,928	272,823	260,128
SPECIAL CHARGES	—	—	417
DEPRECIATION	8,815	13,802	14,632

Gross profit	127,301	170,965	166,786
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,577	100,456	101,249
SPECIAL CHARGES	—	—	62,167
AMORTIZATION	4,748	8,554	10,032

Operating income (loss)	43,976	61,955	(6,662)
OTHER (INCOME) EXPENSE:
Interest expense	4,246	9,961	9,329
Interest income	(423)	(489)	(188)
Other (income) expense, net	152	(545)	222

Income (loss) before income taxes	40,001	53,028	(16,025)
PROVISION FOR INCOME TAXES	16,000	20,927	2,124

NET INCOME (LOSS)	$24,001	$32,101	$(18,149)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$1.70	$2.10	$(1.08)

DILUTED	$1.60	$2.00	$(1.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	14,149	15,284	16,748

DILUTED	14,990	16,065	16,748

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock
			Treasury Stock	Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount
Balance, December 31, 1998	14,047	$140	$(501)	$107,912	$—	$31,184	$138,735	$—
Common stock issued in connection with acquisitions	280	3	—	7,204	—	—	7,207	—
Exercise of awards, net	255	3	—	5,954	—	—	5,957	—
S corporation to C corporation conversion for pooled company	—	—	—	(891)	—	—	(891)	—
Net income	—	—	—	—	—	24,001	24,001	24,001

Comprehensive net income	—	—	—	—	—	—	—	$24,001

Balance, December 31, 1999	14,582	146	(501)	120,179	—	55,185	175,009
Common stock issued in connection with acquisitions	778	8	—	25,523	—	—	25,531	—
Exercise of awards, net	832	8	—	20,906	—	—	20,914	—
Treasury stock	—	—	(163)	—	—	—	(163)	—
Net income	—	—	—	—	—	32,101	32,101	32,101

Comprehensive net income	—	—	—	—	—	—	—	$32,101

Balance, December 31, 2000	16,191	162	(664)	166,608	—	87,286	253,392
Common stock issued in connection with acquisitions	558	6	—	20,378	—	—	20,384	—
Exercise of awards, net	592	6	—	17,100	—	—	17,106	—
Treasury stock	—	—	(318)	—	—	—	(318)	—
Other comprehensive loss	—	—	—	—	(1,242)	—	(1,242)	(1,242)
Net loss	—	—	—	—	—	(18,149)	(18,149)	(18,149)

Comprehensive net (loss)	—	—	—	—	—	—	—	$(19,391)

Balance, December 31, 2001	17,342	$174	$(982)	$204,086	$(1,242)	$69,137	$271,173

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING INCOME (LOSS):
Net income (loss)	$24,001	$32,101	$(18,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,563	22,356	24,664
Non-cash loss from divestitures and closures	—	—	54,559
Deferred tax provision (benefit)	(25)	485	(7,572)
Change in operating assets and liabilities:
Accounts receivable and notes receivable	(12,436)	(1,415)	(2,718)
Prepaid expenses and other assets	(1,648)	(5,361)	(1,840)
Accounts payable and accrued liabilities	3,277	(2,282)	5,060

Net cash provided by operating activities	26,732	45,884	54,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of operating units	—	—	18,407
Purchase of property, plant and equipment	(17,298)	(13,109)	(13,558)
Cash paid for acquisitions, net of cash acquired	(63,113)	(86,026)	(65,550)

Net cash used for investing activities	(80,411)	(99,135)	(60,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of underwriting discounts and other costs	4,750	16,621	13,786
Proceeds from long-term obligations	86,000	90,991	283,132
Principal payments on long-term obligations	(41,938)	(54,124)	(291,083)
Cash paid for debt issuance costs	(329)	(129)	(1,460)

Net cash provided by financing activities	48,483	53,359	4,375
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,196)	108	(2,322)
CASH AND CASH EQUIVALENTS, beginning of period	14,592	9,396	9,504

CASH AND CASH EQUIVALENTS, end of period	$9,396	$9,504	$7,182

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes	$14,959	$20,732	$5,656
Interest	$4,019	$9,374	$9,316
NONCASH FINANCING TRANSACTIONS:
Debt assumed in acquisitions	$9,154	$4,025	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation:

        SOURCECORP, Incorporated (the "Company") was founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: financial services, government, legal, healthcare and transportation. The Company acquired seven document management services businesses (the "Founding Companies") simultaneously with the closing of the initial public offering (the "IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock (the "Common Stock") of the Company.

        Since the IPO, the Company has acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems, Inc. ("MPS") in December 1997; (v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH"); in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers.

        Subsequent to the IPO and through December 31, 2001, the Company has acquired 55 additional companies in transactions accounted for as purchases and has divested of 17 operating units by sales or closure. The results of operations include the results of these acquisitions from the date of their respective acquisitions.

        Effective February 14, 2002, the Company changed its name from F.Y.I. Incorporated to SOURCECORP, Incorporated.

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

Intangible Assets

        Intangibles consist primarily of goodwill. Based on the historical profitability of the purchased companies and trends in the legal, healthcare and other industries regarding the outsourcing of document management functions in the foreseeable future, goodwill has been amortized over periods not to exceed 30 years. Management continually evaluates whether events and circumstances indicate that the remaining estimated useful life of intangible assets might warrant revisions or that the remaining balance of intangibles or other long-lived assets may not be recoverable. To make this evaluation, management compares the estimated undiscounted future cash flows over the remaining life of the intangibles or other long-lived assets to the carrying amount of the assets being evaluated. If the expected future cash flows do not exceed the carrying amount of the assets being evaluated, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. No impairments were recorded in 1999 and 2000. See Note 3 regarding the divestitures and closures of certain non-strategic operating units for 2001 impairments.

Revenue Recognition

        Revenue is recognized when the services are rendered, or products are delivered to the customer. Unearned revenue represents certain services which are billed in advance of performing the services.

Income Taxes

        Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Net Income (Loss) Per Share

        Basic net income (loss) per share has been computed by dividing income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share has been computed by dividing income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.

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

Consolidation

        The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of SOURCECORP, Incorporated and our subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination.

The adoption of SFAS No. 141 by the Company on July 1, 2001, did not have a significant effect on the Company's financial statements.

        The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Goodwill amortization was approximately $10.0 million for 2001, $5.2 million of which was deductible for tax purposes. The Company will complete its assessment of goodwill impairment by June 30, 2002. While the assessment has not been completed, the Company does not anticipate a material impairment of goodwill as of January 1, 2002, as a result of adopting the provisions of SFAS 142.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company will implement SFAS No. 144 on January 1, 2002, and does not expect this statement to have a significant effect on the Company's financial statements.

3. Special Charges

        During the second and third quarters of 2001, the Company completed its strategic realignment plan. As part of this plan, the Company identified certain non-strategic operating units for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic operating units were evaluated based on criteria such as market growth potential, current operating performance, revenue and earning growth potential, and expected sources and uses of capital. In June 2001, the Company completed the sale of five automated litigation support companies, two legal copy companies, two records acquisition companies and its commercial systems integration consulting services company. During the third quarter, the Company completed the sale of three print-on-demand companies, the sale of its investors' services company, and the closure of a systems integration company. As a result of the divestiture plan and the completed divestitures and closures, the Company recorded $62.6 million of pre-tax special charges. Additionally, in the second quarter, the Company recorded a $0.5 million charge to write-off deferred debt costs due to the refinancing of long-term obligations, which is included in interest expense. The following details the components of such charges (in millions):

Net loss on sale of assets	$(55.4)
Costs to exit non-strategic activities/locations	(5.7)
One-time legal charge	(1.5)

Total special charges	(62.6)
Write-down of deferred financing cost	(0.5)

Total pre-tax charges	$(63.1)

        The following table reflects the components of the special charge liability (included in accounts payable and accrued liabilities) as of December 31, 2001 (in millions):

	Special Charge December 31, 2001	Net Book Value of Assets Divested	Net Consideration	Cash Payments	Balance at December 31, 2001
Net loss on sale of assets	$55.4	$67.9	$19.3	$1.4	$5.4
Costs to exit non-strategic activities/locations	5.7	5.1	0.4	0.6	0.4
One-time legal charge	1.5	—	—	1.5	—

	$62.6	$73.0	$19.7	$3.5	$5.8

        The Company has collected $18.4 million of the net proceeds as of December 31, 2001. The remaining consideration is expected to be collected by June 2002.

        As a part of the $62.6 million special charge, $9.3 million was accrued for legal claims, contract termination costs and various selling expenses. During 2001, $3.5 million of these costs have been paid with the remaining $5.8 million to be paid by June 2003.

        The net loss on the completed divestitures (the "Divestitures") and the related net book value of the assets sold are summarized as follows (in millions):

Net consideration	$19.3
Net book value of assets and liabilities	(67.9)
Selling and other expenses	(6.8)

Net loss on sale of assets	$(55.4)

        During the second quarter, the Company developed plans to exit certain non-strategic activities/locations. Management completed these closures by September 30, 2001. The components of the charges related to these activities are summarized below (in millions):

Long-lived asset impairment	$(4.3)
Contract termination cost and related commitments	(0.5)
Excess and obsolete inventory	(0.4)
Allowance for doubtful accounts	(0.5)
Other	(0.4)
Proceeds	0.4

Net loss	$(5.7)

4. Allowance for Doubtful Accounts and Notes Receivable:

        The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

	Balance at Beginning Of Period	Balance Acquired	Balance Divested	Write-offs	Balance at End of Period	Charged to Costs and Expenses
Twelve months ended December 31, 1999	$4,705	$1,660	$—	$6,325	$3,855	$8,835

Twelve months ended December 31, 2000	$8,835	$736	$—	$8,725	$4,185	$14,111

Twelve months ended December 31, 2001	$14,111	$296	$1,257	$11,980	$5,242	$19,888

5. Property, Plant and Equipment:

        Property, plant and equipment consist of the following (in thousands):

		December 31,
	Estimated Useful Lives in Years
		2000	2001
Land	N/A	$934	$934
Buildings and improvements	7-18	3,604	3,809
Leasehold improvements	Life of lease	5,345	4,839
Vehicles	5-7	2,448	2,369
Machinery and equipment	5-15	45,464	34,245
Computer equipment and software	3-7	34,295	31,135
Furniture and fixtures	5-15	4,577	5,474

		96,667	82,805
Less—Accumulated depreciation		46,326	40,863

		$50,341	$41,942

6. Accounts Payable and Accrued Liabilities:

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2000	2001
Accounts payable and accrued liabilities	$9,062	$15,900
Accrued compensation and benefits	15,850	14,997
Customer deposits	4,625	5,254
Unearned revenue	12,260	3,241
Accrued liabilities from acquisitions	15,202	11,142
Accrued professional fees	352	553

	$57,351	$51,087

7. Business Combinations:

2001 Acquisitions

        During the first six months of 2001, the Company acquired five businesses, which were accounted for as purchases (the "2001 Acquisitions"). These acquisitions were (i) STAT Healthcare Consultants, Inc.; (ii) Micromedia of New England, Inc.; (iii) Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc., and Image Entry of Alabama Inc (collectively "Image Entry"); (iv) Kinsella Communications, Ltd.; and (v) Digital Data Resources, Inc. The aggregate consideration paid for the Purchased Companies consisted of $44.4 million in cash and 180,714 shares of common stock. The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$50,046
Estimated Fair Value of Identifiable Assets	13,869
Estimated Fair Value of Liabilities	5,685
Goodwill	41,862

        The weighted average fair market value of the shares of common stock used in calculating the consideration paid for the 2001 Acquisitions was $31.47 per share, which represented a 10% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

        The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different from the final allocations.

2000 Acquisitions

        During 2000, the Company acquired five businesses, which were accounted for as purchases (the "2000 Acquisitions"). These acquisitions were (i) Mailing and Marketing, Inc.; (ii) Global Direct, Inc.; (iii) Pinnacle Legal Copies, Inc. and PLCI, Inc.; (iv) Lexicode Corporation; and (v) RTI Laser Print Services, Inc. The aggregate consideration paid for the Purchased Companies consisted of $51.0 million in cash and 205,350 shares of common stock. The allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$56,196
Fair Value of Identifiable Assets	19,000
Fair Value of Liabilities	10,624
Goodwill	47,820

        The weighted average fair market value of the shares of common stock used in calculating the consideration paid for the 2000 Acquisitions was $25.44 per share, which represents an 18% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

1999 Acquisitions

        During 1999, the Company acquired 12 businesses, all of which were accounted for as purchases. These acquisitions were (i) Northern Minnesota Medical Records Services, Inc.; (ii) PMI Imaging Systems, Inc.; (iii) Quality Data Conversions, Inc.; (iv) MSI Imaging Solutions, Inc.; (v) Information Management Services, Inc.; (vi) Managed Care Professionals, Inc.; (vii) American Economics Group, Inc.; (viii) Data Entry and Informational Services, Inc.; (ix) Rust Consulting, Inc.; (x) Newport Beach Data Entry, Inc.; (xi) Copy Right, Inc.; and (xii) Exigent Computer Group, Inc. (the "1999 Acquisitions"). The aggregate consideration paid for the acquisitions consisted of $66.8 million in cash and 255,626 shares of common stock. The allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$73,811
Fair Value of Identifiable Assets	34,069
Fair Value of Liabilities	30,603
Goodwill	70,345

        The weighted average fair market value of the shares of common stock used in calculating the consideration paid was $25.28 per share, which represents a 20% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

Contingent Consideration

        Certain of the Company's acquisitions are subject to adjustments in their overall consideration based upon the achievement of specified earning targets over one to three year periods. During 2001, the Company paid consideration of $20.6 million in cash and issued 389,674 shares of common stock at an average price of $39.20 per share in relation to contingent consideration agreements that have been settled. Based upon the evaluation of cumulative earnings through December 31, 2001, against the specified earnings targets, the Company accrued aggregate contingent consideration of approximately $15.4 million, of which $10.0 million is classified as accounts payable and accrued liabilities and will be settled in cash and $5.4 million is classified as other long-term obligations and will be settled in common stock. All of the periods applicable for the earnout targets have not been completed, and additional amounts may be payable in future periods under the terms of the agreements.

Pro Forma Financial Data

        Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, requires disclosure of supplemental information for acquisitions accounted for by the purchase method. This supplemental disclosure should detail pro forma results of operations as if each year's acquisitions had occurred at the beginning of each respective year and at the beginning of the preceding year.

        Set forth below are unaudited pro forma financial data for the years ended December 31, 1999, 2000 and 2001. The unaudited pro forma data gives effect to: (i) the 1999, 2000 and 2001 Acquisitions as if they would have occurred on January 1, 1999, January 1, 1999 and January 1, 2000, respectively; and (ii) compensation adjustments for all acquisitions.

	Pro Forma Year Ended December 31,
	1999	2000	2001
	(Unaudited, in thousands, except per share data)
Revenue	$440,788	$513,236	$448,456
Income (loss) before income taxes	51,417	60,402	(15,209)
Net income (loss)	30,851	36,560	(17,643)
Net income (loss) per common share:
Basic	$2.12	$2.36	$(1.05)
Diluted	$2.01	$2.24	$(1.05)
Weighted average common shares outstanding:
Basic	14,518	15,508	16,785
Diluted	15,359	16,289	16,785

        The pro forma information is provided for informational purposes only and does not purport to present our results of operations had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future. Also, the pro forma information includes the operations of the divested operating units described in Note 3. See Note 16 for 1999, 2000 and 2001 information without the divested operating units.

8. Long-term Obligations and Credit Facilities:

Long-term Obligations

        Long-term obligations consist of the following (in thousands):

	December 31,
	2000	2001
Line of credit, expiring April 2004, interest at prime rate plus applicable margin or LIBOR plus applicable margin (3.15% to 7.03% at December 31, 2001)	$—	$114,000
Line of credit, expiring March 2003, interest at prime or the Eurodollar rate plus 1.125% (7.19% to 7.94%) at December 31, 2000, paid April 2001	121,000	—
Industrial Revenue Bonds: Variable Rate (3.7% at December 31, 2000 and 2.0% at December 31, 2001) Demand/Fixed Rate Revenue Bonds, Prince George's County, Maryland; due beginning in 1996 through 2014 secured by all real estate equipment and other tangible property of a subsidiary of the Company	2,044	1,858
All other obligations	1,591	521

Total	124,635	116,379
Less—Current maturities of long-term obligations	851	324

Total long-term obligations	$123,784	$116,055

        In April 2001, the Company entered into a line of credit with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the "2001 Credit Agreement") and terminated the previous line of credit agreement. Under the 2001 Credit Agreement, the Company may borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $297.5 million, subject to certain customary borrowing capacity requirements. The 2001 Credit Agreement is secured by the stock of the Company's material subsidiaries, and in the event the Company exceeds a designated leverage ratio, by the assets of the Company and subsidiaries. The availability under the 2001 Credit Agreement as of December 31, 2001, was $115.8 million.

        The commitment to fund revolving credit loans under the 2001 Credit Agreement expires April 3, 2004. The annual interest rate applicable to borrowings under this facility is, at the Company's option, (i) grid pricing ranging from 0.0% to 0.5% plus the prime rate based on the ratio of funded debt to EBITDA (as defined in the credit agreement) or (ii) grid pricing ranging from 1.125% to 2.0% plus LIBOR based on the ratio of funded debt to EBITDA. The 2001 Credit Agreement requires mandatory prepayments in certain circumstances, such as asset dispositions. The outstanding principal balance of revolving credit loans is due and payable on April 3, 2004.

        The Company has outstanding an irrevocable letter of credit in the amount of approximately $2.1 million to serve as guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds. In January 1998, the Company entered into a letter of credit in the amount of $10.0 million to serve as a guarantee for performance under a contract with New York State Workers Compensation Board. In April 1999, the amount of the letter of credit was reduced to $5.0 million. Additionally, in November 2000, the Company entered into a letter of credit in the amount of $1.6 million to serve as security for the Company's workmen's compensation program.

        The weighted average interest rate on long-term obligations at December 31, 2000 and 2001 was 7.6% and 6.8%, respectively. The 2001 Credit Agreement contains certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial ratios. As of December 31, 2001, we are in compliance with all loan covenants.

        In December 2000, in order to mitigate interest rate risk, the Company entered into an interest rate hedge agreement in the amount of $50.0 million, whereby the Company has fixed the interest rate through March 2003 on the amount of the hedge agreement at 5.775% plus the applicable floating spread. See Note 12 regarding the interest rate hedge.

Maturities of Long-Term Obligations

        As of December 31, 2001, maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2002	$324
2003	132
2004	114,122
2005	123
2006	124
Thereafter	1,554

Total	$116,379

9. Lease Commitments:

        Our operating companies lease various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases, included in long-term obligations, and noncancelable operating leases are as follows (in thousands):

	Year Ended December 31, 2001
Years Ending December 31,	Capital Leases	Operating Leases
2002	$201	$14,881
2003	11	12,888
2004	8	9,173
2005	3	5,949
2006	2	3,818
Thereafter	—	6,069

Total minimum lease payments	225	$52,778

Less—Amounts representing interest	11

Net minimum lease payments	214
Less—Current portion of obligations under capital leases	201

Long-term portion of obligations under capital leases	$13

        Rent expense for all operating leases for the years ended December 31, 1999, 2000 and 2001 was approximately $15.1 million, $20.7 million, and $23.0 million, respectively.

10. Income Taxes:

        The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	1999	2000	2001
Federal—
Current	$13,301	$18,476	$409
Deferred	(21)	392	(1,421)
State—
Current	2,724	1,966	9,287
Deferred	(4)	93	(6,151)

	$16,000	$20,927	$2,124

        The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

	Year Ended December 31,
	1999	2000	2001
Tax at statutory rate	$13,970	$18,560	$(5,531)
Add (deduct)—
State income taxes	1,768	1,491	(134)
Nondeductible expenses	875	1,471	1,580
Loss of S corporations	(599)	(115)	(202)
Nondeductible loss on divestiture	—	—	7,193
Other	(14)	(480)	(782)

	$16,000	$20,927	$2,124

        The components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2000	2001
Deferred income tax liabilities—
Tax over book depreciation and amortization	$5,487	$4,540
Cash to accrual differences, net	818	359
Other, net	242	304

Total deferred income tax liabilities	6,547	5,203
Deferred income tax assets—
Allowance for doubtful accounts	5,223	7,438
Accrued liabilities	883	3,402
Other reserves, net	835	2,329

Total deferred income tax assets	6,941	13,169

Total net deferred income tax (liabilities)/assets	$394	$7,966

Current portion of deferred income tax (liabilities)/assets	$3,935	$9,805
Long-term deferred tax assets/(liabilities)	(3,541)	(1,839)

	$394	$7,966

11. Stockholders' Equity:

Stock Options and Warrants:

        At December 31, 2001, the Company had one stock-based compensation plan, the 1995 Stock Option Plan, as amended (the "Plan"), which is described below. The Company has issued warrants (the "Warrants") to certain key employees and employees of our subsidiaries. The Company refers to these options and warrants collectively as "Awards." The Company applies APB Opinion 25 and related interpretations in accounting for awards. Awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation cost has been recognized for the awards. Had compensation cost been determined based upon the fair value at grant dates for these awards consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation," our net income and earnings per share would have been as follows (in thousands, except for per share data):

	December 31,
	1999	2000	2001
Net income (loss) under SFAS 123	$20,914	$28,970	$(22,219)
Diluted net income (loss) per common share under SFAS 123	$1.40	$1.80	$(1.33)
Actual net income (loss)	$24,001	$32,101	$(18,149)
Actual diluted net income (loss) per common share	$1.60	$2.00	$(1.08)

        The fair value of the Awards was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1999: risk free interest rate ranging from 4.5% to 6.1%, no dividend yield, average expected life of three years, and volatility of 35%. The following assumptions were used for 2000: risk free interest rate ranging from 5.0% to 6.8%, no dividend yield, average expected life of three years, and volatility of 40%. The following assumptions were used for 2001: risk free interest rate ranging from 3.6% to 5.0%, no dividend yield, average expected life of three years, and volatility of 40%. The weighted average Black-Scholes value of Awards granted during 1999, 2000 and 2001 was $7.58, $11.17, and $12.40, respectively.

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

        The maximum number of shares of common stock that may be subject to outstanding options under the Plan, determined immediately after the grant of any option, is the greater of 650,000 shares or 16% of the aggregate number of shares of our common stock outstanding; provided, however, that options to purchase no more than 650,000 shares of common stock may be granted as ISOs. At December 31, 2000 and 2001, approximately 1,046,000 and 1,099,000 shares, respectively, were available for issuance.

        The Company had 2,939,859 Awards outstanding at December 31, 2001. These Awards, other than those granted to employee directors, have 10-year expirations.

	Awards Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, December 31, 1998	2,814	$22.42
Granted	480	$27.95
Exercised	255	$18.62
Forfeited	209	$23.69

Balance, December 31, 1999	2,830	$23.60
Granted	756	$29.37
Exercised	832	$20.50
Forfeited	155	$24.62

Balance, December 31, 2000	2,599	$26.21
Granted	1,118	$30.61
Exercised	592	$22.56
Forfeited	185	$29.06
Balance, December 31, 2001	2,940	$28.52

Exercisable, December 31, 1999	1,278	$20.74

Exercisable, December 31, 2000	1,127	$23.50

Exercisable, December 31, 2001	1,315	$26.54

        The following table summarizes information about Awards granted under the Plan that were outstanding at December 31, 2001:

	Awards Outstanding			Awards Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$13.00-$26.00	610,516	6.02	$23.08	562,918	$22.97
$26.38-$30.00	911,148	7.31	$27.63	485,846	$27.53
$30.13-$30.38	1,014,575	8.92	$30.36	133,515	$30.35
$31.00-$37.25	403,620	8.37	$34.14	132,399	$34.29

Net Income (Loss) Per Share

        Basic and diluted net income (loss) per share were computed in accordance with SFAS No. 128, "Earnings Per Share." The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Year Ended December 31,
	1999	2000	2001
Basic weighted average common shares	14,149	15,284	16,748
Weighted average options and warrants	486	407	—
Other contingent consideration	355	374	—

Diluted weighted average common shares	14,990	16,065	16,748

        At December 31, 1999, 2000 and 2001, approximately 0, 88,000 and 654,000, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive.    These common stock equivalents may be dilutive in future earnings per share calculations.

12. Derivatives

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

        The Company has entered into an interest rate swap for $50.0 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt. The swap has been designated by the Company as a cash flow hedge. As of December 31, 2001, the fair value of the interest rate swap was a liability of approximately $2.0 million ($1.2 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as accumulated other comprehensive loss. This swap has the effect of fixing the interest rate on $50 million of the Company's debt at 5.775% plus the applicable floating spread.

13. Employee Benefit Plans:

        The Company established a defined contribution plan (the "401(k) plan") in January 1997. The 401(k) plan covers our employees and the employees of some of our subsidiaries. The employees must be at least 21 years of age and are eligible for the plan on the first day of the quarter following 90 days of service. In addition, the Company established a non-qualified plan in December 1996. The non-qualified compensation plan permits eligible officers and certain highly compensated employees to defer a portion of their compensation. Contributions to both the 401(k) plan and the non-qualified compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation. The Company may make contributions to either or both plans at the discretion of our Board of Directors. The Company has not made any contributions to the 401(k) plan or the non-qualified compensation plan. The Company offers no post-employment or post-retirement benefits.

        Certain of the operating companies have separate qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred related to the Plans was approximately $887,000, $970,000, and $924,000 for the years ended December 31, 1999, 2000 and 2001 respectively.

14. Related Party Transactions:

Leasing Transactions

        Certain operating companies lease their operating facilities, along with certain equipment, from selling parties who remained as employees. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 1999, 2000 and 2001 was approximately $1,362,000, $1,113,000 and $1,356,000, respectively.

Notes Receivable

        In the acquisition of the Founding Companies, the Company acquired $642,000 of notes receivable from two Founding Company shareholders. When the Company began operations, the shareholders entered into new notes receivable with a stated interest rate (5%) and principal payment schedules. Principal and interest were paid in full by the shareholders in 2000.

15. Commitments and Contingencies:

Litigation

        The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the Company's business, financial condition or results of operations.

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

16. Segment Reporting:

        The Company is principally engaged in business process outsourcing services. The identified segments based on management responsibility are as follows:

        Information Management and Distribution. This segment includes companies that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services.

        Healthcare, Regulatory and Legal Compliance. This segment includes companies that provide the following services: (i) processing a request for a patient's medical records; (ii) off-site active storage of a healthcare institutions' medical records; (iii) online delivery of images of selected medical records; (iv) document and data conversion services for healthcare institutions; (v) temporary staffing services; (vi) providing attending physicians' statements for life and health insurance underwriting; (vii) managed care compliance reviews, (viii) legal claims administration, and (ix) professional services related to labor discrimination, forensic analysis, and other trial support services.

        The Company has a broad client base. The Company had no customer with revenue greater than 3% of revenues for the year ended December 31, 2001.

        The Company measures segment profit as earnings before taxes. Information on segments follows (in thousands):

Year Ended December 31, 2001
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Ongoing Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$203,693	$201,975	$405,668	$36,295	$—	$441,963
Depreciation and amortization	12,358	9,977	22,335	2,329	—	24,664
Operating income (loss)	25,905	33,198	59,103	(3,181)	(62,584)	(6,662)
Interest expense	4,710	4,592	9,302	27	—	9,329
Income before income taxes	21,623	28,049	49,672	(3,113)	(62,584)	(16,025)
Total assets	216,496	245,393	461,889	1,182	—	463,071
Year Ended December 31, 2000
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Ongoing Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$164,780	$188,821	$353,601	$103,989	$—	$457,590
Depreciation and amortization	8,980	8,089	17,069	5,287	—	22,356
Operating income	18,231	41,162	59,393	2,562	—	61,955
Interest expense	4,651	5,192	9,843	118	—	9,961
Income before income taxes	15,428	34,701	50,129	2,899	—	53,028
Total assets	170,948	189,746	360,694	94,015	—	454,709
Year Ended December 31, 1999
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Ongoing Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$105,802	$136,320	$242,122	$107,922	$—	$350,044
Depreciation and amortization	3,597	5,277	8,874	4,689	—	13,563
Operating income	17,307	21,087	38,394	5,582	—	43,976
Interest expense	1,858	2,188	4,046	200	—	4,246
Income before income taxes	15,490	19,025	34,515	5,486	—	40,001
Total assets	137,903	135,103	273,006	96,349	—	369,355

17. Quarterly Information (Unaudited):

	SOURCECORP, Incorporated
	2000 Quarter Ended				2001 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Total revenue	$107,765	$114,400	$118,384	$117,041	$121,404	$119,813	$103,044	$97,702
Gross profit	38,976	42,689	44,478	44,822	45,811	44,343	41,042	35,590
Income (loss) before income taxes	11,937	13,108	13,816	14,167	14,024	(56,319)	19,295	6,975
Net income (loss)	7,162	7,865	8,290	8,784	8,695	(43,131)	11,963	4,324
Net income (loss) per common share—
Basic	$0.49	$0.52	$0.54	$0.55	$0.54	$(2.60)	$0.70	$0.25
Diluted	$0.46	$0.50	$0.51	$0.53	$0.52	$(2.60)	$0.67	$0.25
Weighted average common shares outstanding—
Basic	14,564	15,050	15,471	16,050	16,212	16,575	16,969	17,271
Diluted	15,520	15,715	16,368	16,656	16,876	16,575	17,779	17,637

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information called for by Item 10 will be set forth under the caption "Election of Directors" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2001, and which is incorporated herein by this reference.

ITEM 11. Executive Compensation

        Information called for by Item 11 will be set forth under the caption "Executive Compensation" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2001, and which is incorporated herein by this reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Information called for by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2001, and which is incorporated herein by this reference.

ITEM 13. Certain Relationships and Related Transactions

        Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2001, and which is incorporated herein by this reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are being filed as part of this Report:

        (a)(1) Consolidated Financial Statements

        See Index to Consolidated Financial Statements on page 25.

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

EXHIBIT NUMBER	DESCRIPTION
2.1	—Stock Purchase Agreement dated as of March 31, 2001 by and among F.Y.I. Incorporated, Image Entry Acquisition Corp. Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. and the Shareholders of Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. (Incorporated by reference to Exhibit 2.20 to the Company's Current Report Form 8-K filed April 12, 2001)
2.2	—Certificate of Ownership and Merger filed with the Secretary of State of Delaware effective February 14, 2002 merging SourceCorp Incorporated with and into the Registrant and changing the name of the Registrant to SOURCECORP, Incorporated (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed February 15, 2002)
3.1	—Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
3.2	—Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
4	—Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
10.1*	—F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)
10.2	—Form of Indemnification Agreement between Registrant and each director (Incorporated by reference to Exhibit 10.8 to Company's Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)
10.3	—Agreement between New York State Workers' Compensation Board and QCSInet Acquisition Corp., dated January 21, 1998 (Incorporated by reference to Exhibit 10.38 to the Company's Form 8-K filed on March 20, 1998)
10.4	—Warrant No. 6 issued to Mary D. Baker, dated October 27, 1998. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).

10.5	—Warrant No. 7 issued to Sharon Kelly, dated October 27, 1998. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.6	—Warrant No. 8 issued to C. Stuart Haworth, dated October 27, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.7	—Warrant No. 9 issued to Janet Thornton, dated October 27, 1998. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.8	—Warrant No. 10 issued to Stephen D. Swartz, dated October 27, 1998. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.9	—Warrant No. 11 issued to Hossein Borhani, dated October 27, 1998. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.10	—Warrant No. 12 issued to George Desloge, dated October 27, 1998. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.11	—Warrant No. 13 issued to Paul White, dated October 27, 1998. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.12	—Warrant No. 14 issued to Kaye Hall, dated October 27, 1998. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998).
10.13*	—Warrant No. 16 issued to Ronald Zazworsky, dated May 19, 1999. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999).
10.14*	—Warrant No. 17 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999).
10.15	—Warrant No. 18 issued to Margot T. Lebenberg, dated May 19, 1999. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999).
10.16*	—Warrant No. 21 issued to Thomas C. Walker, dated May 19, 1999. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999).
10.17*	—Warrant No. 22 issued to Ed H. Bowman, Jr., dated May 19, 1999. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999).
10.18*	—Special Warrant No. 24 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999).

10.19	—Warrant No. 25 issued to Jeffrey T. Pelcher, dated January 12, 2000. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.20	—Warrant No. 26 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.21	—Warrant No. 27 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.22	—Warrant No. 28 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.23	—Warrant No. 29 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.24	—Warrant No. 30 issued to Margot T. Lebenberg, dated March 16, 2000. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.25*	—Warrant No. 31 issued to Ronald Zazworsky, dated March 16, 2000. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.26	—Warrant No. 32 issued to Timothy J. Barker, dated March 16, 2000. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.27*	—Warrant No. 33 issued to Joe A. Rose, dated March 16, 2000. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.28	—Warrant No. 34 issued to Joy Karns, dated February 25, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.29	—Warrant No. 36 issued to Suzette Estaban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.30	—Warrant No. 37 issued to Francis Esteban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.31	—Warrant No. 38 issued to Ruben Luna, dated February 25, 2000. (Incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.32	—Warrant No. 39 issued to Maria Olvera, dated February 25, 2000. (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.33	—Warrant No. 40 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.34*	—Warrant No. 41 issued to David Byerley, dated March 16, 2000. (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.35	—Warrant No. 44 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).

10.36	—Warrant No. 45 issued to Gene Marzano, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.37	—Warrant No. 46 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.38	—Warrant No. 47 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.39	—Warrant No. 48 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.26 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.40	—Warrant No. 49 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.27 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.41	—Warrant No. 50 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.28 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.42	—Warrant No. 51 issued to Michael Wickman, dated March 16, 2000. (Incorporated by reference to Exhibit 4.29 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.43	—Warrant No. 52 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.30 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.44	—Warrant No. 53 issued to Leo Cooper, dated March 16, 2000. (Incorporated by reference to Exhibit 4.31 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.45	—Warrant No. 54 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.32 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000).
10.46*	—Warrant No. WO57 issued to Thomas C. Walker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.47*	—Warrant No. WO58 issued to Ed H. Bowman, Jr., dated January 24, 2001. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.48*	—Warrant No. WO59 issued to Joe A. Rose, dated January 24, 2001. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.49*	—Warrant No. WO60 issued to Barry L. Edwards, dated January 24, 2001. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.50*	—Warrant No. WO61 issued to Charles S. Gilbert, dated January 24, 2001. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.51*	—Warrant No. WO62 issued to Michael S. Rupe, dated January 24, 2001. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).

10.52*	—Warrant No. WO63 issued to Ronald Zazworsky, dated January 24, 2001. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.53	—Warrant No. WO64 issued to Gary Patton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.54*	—Warrant No. WO65 issued to David Byerley, dated January 24, 2001. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.55	—Warrant No. WO66 issued to Mary Baker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.56	—Warrant No. WO67 issued to Hossein Borhani, dated January 24, 2001. (Incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.57	—Warrant No. WO68 issued to Charles Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.58	—Warrant No. WO69 issued to Joan Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.59	—Warrant No. WO70 issued to Stuart Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.60	—Warrant No. WO71 issued to Sharon Kelly, dated January 24, 2001. (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.61	—Warrant No. WO72 issued to Sam Kimelman, dated January 24, 2001. (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.62	—Warrant No. WO73 issued to Steve Swartz, dated January 24, 2001. (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.63	—Warrant No. WO74 issued to Janet Thornton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.20 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.64	—Warrant No. WO75 issued to Paul White, dated January 24, 2001. (Incorporated by reference to Exhibit 4.21 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.65	—Warrant No. WO76 issued to Holly Barnett, dated January 24, 2001. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.66	—Warrant No. WO77 issued to Dennis Reinhold, dated January 24, 2001. (Incorporated by reference to Exhibit 4.23 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).

10.67	—Warrant No. WO78 issued to E. Leo Cooper, dated January 24, 2001. (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.68*	—Warrant No. WO79 issued to Kerry D. Walbridge, dated March 22, 2001. (Incorporated by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001).
10.69*	—Consulting Agreement between F.Y.I. Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.65 of the Company's Form 10-K filed on March 23, 2000)
10.70*	—Amended and Restated Employment Agreement between F.Y.I Incorporated and David Byerley (Incorporated by reference to Exhibit 10.70 of the Company's Form 10-K filed on March 23, 2000)
10.71*	—Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Barry L. Edwards (Incorporated by reference to Exhibit 10.84 on the Company's Form 10-Q filed August 14, 2001)
10.72*	—Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Charles S. Gilbert (Incorporated by reference to Exhibit 10.85 on the Company's Form 10-Q filed August 14, 2001)
10.73*	—Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.86 on the Company's Form 10-Q filed August 14, 2001)
10.74*	—Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Joe A. Rose (Incorporated by reference to Exhibit 10.87 on the Company's Form 10-Q filed August 14, 2001)
10.75*	—Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.88 on the Company's Form 10-Q filed August 14, 2001)
10.76*	—Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Michael S. Rupe (Incorporated by reference to Exhibit 10.89 on the Company's Form 10-Q filed August 14, 2001)
10.77*	—Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ronald Zazworsky (Incorporated by reference to Exhibit 10.90 on the Company's Form 10-Q filed August 14, 2001)
10.78*	—Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Thomas C. Walker (Incorporated by reference to Exhibit 10.91 on the Company's Form 10-Q filed August 14, 2001)
10.79	—Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto. (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed November 14, 2001)
10.80	—First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, bank of America, N.A., and the other signatories thereto. (Incorporated by reference to Exhibit 10.92 on the Company's Form 10-Q filed August 14, 2001)
10.81	—Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto. (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed November 14, 2001)

10.82	—Master Guaranty Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed November 14, 2001)
10.83	—Pledge Agreement, dated April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 on the Company's Form 10-Q filed November 14, 2001)
10.84	—Master Pledge Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed November 14, 2001)
10.85	—ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed November 14, 2001)
10.86	—Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed November 14, 2001)
10.87*	—F.Y.I. Incorporated Nonqualified Retirement Plan, Amended and Restated as of January 1,2000
21	—List of subsidiaries of SOURCECORP, Incorporated
23.1	—Consent of Arthur Andersen LLP
24	—Power of Attorney (included with the signature page hereof)
99.1	—SOURCECORP, Incorporated letter to Securities and Exchange Commission regarding Arthur Andersen LLP representations

*
Compensatory plan or arrangement.

        (b) Reports on Form 8-K:

        During the quarter ended December 31, 2001, the Company filed the following Current Report on Form 8-K:

        On November 14, 2001, the Company filed the Current Report on Form 8-K with the Commission dated November 14, 2001, reporting under Item 5 thereto, the Company's press release relating to earnings for the Quarter ended September 30, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCECORP, INCORPORATED
	By:	/s/ ED H. BOWMAN, JR., Ed H. Bowman, Jr., President and Chief Executive Officer
Date: March 28, 2002

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 28, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED

/s/ THOMAS C. WALKER Thomas C. Walker	Chairman of the Board and Chief Development Officer
/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID LOWENSTEIN David Lowenstein	Director and Founder
/s/ JOE A. ROSE Joe A. Rose	Director, Executive Vice President and Chief Operating Officer
/s/ BARRY L. EDWARDS Barry L. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MICHAEL J. BRADLEY Michael J. Bradley	Director
/s/ DONALD F. MOOREHEAD, JR. Donald F. Moorehead, Jr.	Director
/s/ HON. EDWARD M. ROWELL Hon. Edward M. Rowell	Director
/s/ JONATHAN B. SHAW Jonathan B. Shaw	Director