Form 10-K/A
period 2001-12-31
SOURCECORP INC
filed 2002-04-10
CIK 936931

Use these links to rapidly review the document
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note: This Form 10-K/A is being filed to amend Item 8 to correct a typographical error in footnote 4 of the Consolidated Financial Statements. During the conversion process from Word format to Edgar format, the headings in footnote 4 were transposed. These headings have been corrected in this Form 10-K/A. There have been no changes to the financial data.

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

        During the second quarter, the Company developed plans to exit certain non-strategic activities/locations. Management completed these closures by September 30, 2001. The components of the charges related to these activities are summarized below (in millions):

Long-lived asset impairment	$(4.3)
Contract termination cost and related commitments	(0.5)
Excess and obsolete inventory	(0.4)
Allowance for doubtful accounts	(0.5)
Other	(0.4)
Proceeds	0.4

Net loss	$(5.7)

4. Allowance for Doubtful Accounts and Notes Receivable:

        The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

	Balance at Beginning Of Period	Balance Acquired	Balance Divested	Charged to Costs and Expenses	Write-offs	Balance at End of Period
Twelve months ended December 31, 1999	$4,705	$1,660	$—	$6,325	$3,855	$8,835

Twelve months ended December 31, 2000	$8,835	$736	$—	$8,725	$4,185	$14,111

Twelve months ended December 31, 2001	$14,111	$296	$1,257	$11,980	$5,242	$19,888

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
Date: April 9, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 9, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED

/s/ THOMAS C. WALKER* Thomas C. Walker	Chairman of the Board and Chief Development Officer
/s/ ED H. BOWMAN, JR.* Ed H. Bowman, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID LOWENSTEIN* David Lowenstein	Director and Founder
/s/ JOE A. ROSE* Joe A. Rose	Director, Executive Vice President and Chief Operating Officer
/s/ BARRY L. EDWARDS* Barry L. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MICHAEL J. BRADLEY* Michael J. Bradley	Director
/s/ DONALD F. MOOREHEAD, JR.* Donald F. Moorehead, Jr.	Director
/s/ HON. EDWARD M. ROWELL* Hon. Edward M. Rowell	Director
/s/ JONATHAN B. SHAW* Jonathan B. Shaw	Director
*	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. individually and by power of attorney