Form 10-Q
period 2002-03-31
SOURCECORP INC
filed 2002-05-15
CIK 936931

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended March 31, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to

Commission file number 0-27444

SOURCECORP, INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	75-2560895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3232 MCKINNEY AVENUE, SUITE 1000
DALLAS, TEXAS	75204
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 740 - 6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒            No  ☐

As of April 30, 2002, 17,423,658 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2002

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	March 31, 2002
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,182	$441
Accounts and notes receivable, less allowance for doubtful accounts of $19,888 and $16,316, respectively	88,547	88,660
Inventories	2,587	3,312
Deferred income taxes	9,805	10,754
Prepaid expenses and other current assets	6,412	5,277
Total current assets	114,533	108,444

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation $40,863 and $44,241, respectively	41,942	42,276
GOODWILL AND OTHER INTANGIBLES, net of amortization of $22,356 and $22,444, respectively	298,519	320,427
OTHER NONCURRENT ASSETS	8,077	9,132

Total assets	$463,071	$480,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,087	$58,171
Current maturities of long-term obligations	324	290
Income tax payable	4,588	2,783
Total current liabilities	55,999	61,244

LONG-TERM OBLIGATIONS, net of current maturities	116,055	117,876
DEFERRED INCOME TAX	1,839	4,829
OTHER LONG-TERM OBLIGATIONS	18,005	18,346
Total liabilities	191,898	202,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,341,674 and 17,359,052 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	174	175
Additional paid-in-capital	204,086	204,599
Accumulated other comprehensive loss	(1,242)	(948)
Retained earnings	69,137	75,140
	272,155	278,966
Less — Treasury stock, $.01 par value, 56,028 shares at December 31, 2001 and March 31, 2002	(982)	(982)
Total stockholders’ equity	271,173	277,984

Total liabilities and stockholders’ equity	$463,071	$480,279

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2001	2002
	(Unaudited)

REVENUE	$125,205	$103,284

COST OF SERVICES	75,119	62,201
DEPRECIATION	3,913	3,450
Gross profit	46,173	37,633
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,455	26,274
AMORTIZATION	2,492	89
Operating income	16,226	11,270

OTHER (INCOME) EXPENSE:
Interest expense	2,341	1,496
Interest income	(105)	(28)
Other (income) expense, net	(34)	119
Income before income taxes	14,024	9,683

PROVISION FOR INCOME TAXES	5,329	3,680
NET INCOME	$8,695	$6,003

NET INCOME PER COMMON SHARE
BASIC	$0.54	$0.35
DILUTED	$0.52	$0.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,212	17,296
DILUTED	16,876	17,817

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2001	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,695	$6,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,405	3,539
Deferred tax provision (benefit)	(1,228)	2,040
Change in operating assets and liabilities:
Accounts and notes receivable	(6,714)	538
Prepaid expenses and other assets	(2,593)	(121)
Accounts payable and accrued liabilities	10,400	(1,258)
Net cash provided by operating activities	14,965	10,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of operating units	—	10
Purchase of property, plant and equipment	(5,093)	(2,990)
Cash paid for acquisitions, net of cash acquired	(7,848)	(11,115)
Net cash used for investing activities	(12,941)	(14,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	1,103	61
Proceeds from long-term obligations	10,993	97,750
Principal payments on long-term obligations	(18,220)	(101,198)
Cash paid for debt issuance costs	(200)	—
Net cash used for financing activities	(6,324)	(3,387)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,300)	(6,741)

CASH AND CASH EQUIVALENTS, beginning of period	9,504	7,182

CASH AND CASH EQUIVALENTS, end of period	$5,204	$441

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes	$676	$3,568
Interest	$2,555	$1,485

NONCASH FINANCING TRANSACTIONS:
Common stock issued for accrued earnouts and holdbacks	$387	$445
Short-term obligations refinanced under line of credit	$—	$4,781

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of SOURCECORP, Incorporated and our subsidiaries (collectively, the “Company”).

In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at March 31, 2002, our results of operations for the three months ended March 31, 2001 and 2002, and our cash flows for the three months ended March 31, 2001 and 2002. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on April 1, 2002.  The results of operations for the three month periods ended March 31, 2001 and 2002 may not be indicative of the results for the full year.

2.  New Accounting Standards:

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, did not have a significant effect on the Company’s financial statements.

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values.  In determining the fair values of the reporting units, the Company used the discounted cash flow method and the market value approach method.  Since the fair values of all reporting units exceeded the carrying values, no impairment was recorded at January 1, 2002.

Other intangible assets with definite lives will continue to be amortized over their useful lives.  These intangible with definite lives were acquired in the 2002 acquisitions.  See Note 4.

The following table reflects the effect of SFAS No. 142 on net income and earnings per share as if SFAS No. 142 had been in effect for all periods presented (in thousands):

	Three Months Ended March 31,
	2001	2002
Net income	$8,695	$6,003
Add back goodwill amortization, net of tax provision	2,040	—
Adjusted net income	$10,735	$6,003

Basic earnings per share:
Reported basic earnings per share	$0.54	$0.35
Add back goodwill amortization, net of tax provision	0.12	—
Adjusted basic earnings per share	$0.66	$0.35

Diluted earnings per share:
Reported diluted earnings per share	$0.52	$0.34
Add back goodwill amortization, net of tax provision	0.12	—
Adjusted diluted earnings per share	$0.64	$0.34

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002, and tested the long-lived assets for impairment utilizing expected future undiscounted cash flows.  This evaluation indicated that there was not an asset impairment for long-lived assets upon adoption of SFAS No. 144.

FASB Staff Announcement, Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” was adopted January 1, 2002.  This statement requires that reimbursements for out-of-pocket expenses such as, airfare, hotels, mileage, etc., should be characterized as revenue in the income statement.  The effect of this reclassification on the three months ended March 31, 2001 was $3.8 million increase in revenues, $3.4 million increase in cost of services and $0.4 million increase in selling, general and administrative expenses. Prior quarter amounts have been reclassified to conform to the current quarter presentation.

3.  Strategic Realignment Plan

During the second and third quarters of 2001, the Company completed its strategic realignment plan, in which the Company identified certain non-strategic operating units for divestiture or closure.  The Company incurred a $68.3 million charge for the three months ended June 30, 2001 and a $5.7 million gain for the three months ended September 30, 2001 for a total loss of $62.6 million due to realignment costs in 2001.

During the three months ended March 31, 2002, the activity related to the realignment plan has been settlements of legal claims, contract terminations and various selling expenses.  The following table reflects the realignment activity for the three months ended March 31, 2002 (in millions):

	Realignment Costs Liability December 31, 2001	Charges	Payments	Realignment Costs Liability March 31, 2002
Asset Sales	$5.4	$—	$0.7	$4.7
Location Exit Costs	0.4	—	0.2	0.2
	$5.8	$—	$0.9	$4.9

The March 31, 2002 realignment costs liability balance consists of accrued litigation, contract termination costs, lease payments and various selling expenses.

4.  Business Combinations

2002 Acquisitions

At January 1, 2002, the Company acquired United Information Services, Inc. (“UIS”), which is located in Iowa and will strengthen the Company’s statement solutions group that has existing locations in Arizona and New York.  The aggregate consideration paid for UIS consisted of $17.5 million in cash.  Also, the former shareholders of UIS are eligible to receive up to an additional $10.0 million in the Company's common stock and cash if there is no breach in representations and warranties of the acquisition agreement, and certain future revenue and earnings targets are achieved.  The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$17,500
Estimated Fair Value of Identifiable Assets:
Cash	7,065
Receivables	615
Prepaid expenses	157
Property, plant and equipment, net	359
Other assets	379
Total Assets	8,575
Estimated Fair Value of Liabilities:
Accounts payable and accrued expenses	6,605
Accrued compensation	524
Deferred tax liability	98
Note payable	305
Total Liabilities	7,532

Goodwill and other intangibles	$16,457

Of the $16.5 million of goodwill and other intangibles recorded from the acquisition, $4.0 million was assigned to customer relationships with a useful life of 15 years and $0.5 million was assigned to non-compete agreements with a useful life of 5 years.  The remaining goodwill of $12.0 million has an indefinite life and will be tested annually for impairment per the requirements of SFAS No. 142.

The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management’s opinion, the preliminary allocations are not expected to be materially different from the final allocations.

Contingent Consideration

Certain of our acquisitions are subject to adjustments in overall consideration and recorded goodwill based upon the achievement of specified revenue and/or earnings targets over one to three year periods. During the first three months of 2002, we paid consideration of 12,630 shares of common stock at an average price of $31.67 in relation to contingent consideration agreements that have been finalized. Based upon the evaluation of cumulative earnings through March 31, 2002 against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $22.1 million, of which $15.0 million is classified as accounts payable and accrued liabilities and will be settled in cash and $7.1 million is classified as long-term obligations and will be settled in common stock. Not all of the periods applicable for the earnout targets have been completed and additional amounts may be payable in future periods under the terms of the agreements.

5.  Weighted Average Shares Outstanding

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, “Earnings Per Share.” The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended March 31,
	2001	2002

Basic weighted average common shares	16,212	17,296
Weighted average options, warrants and other contingent consideration	664	521
Diluted weighted average common shares	16,876	17,817

6.  Segment Reporting

In connection with the 2001 strategic realignment plan, the Company reduced the number of segments from four to two to reflect the go-forward segment focus.  At January 1, 2002, the Company transferred four operating units from the Healthcare, Regulatory and Legal Compliance segment to the Information Management and Distribution segment and one operating unit from the Information Management and Distribution segment to the Healthcare, Regulatory and Legal Compliance segment.  These transfers were completed in order to aggregate these transferred operating company results with companies of similar core competencies.  The net effect of transferring these companies on the 2001 segment information is an increase in the Information Management and Distribution segment’s revenue and income before taxes of $7.0 million and $1.0 million, respectively.  The identified segments are as follows:

Information Management and Distribution.  This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services.

Healthcare, Regulatory and Legal Compliance.  This segment includes operations that provide the following services: medical records release; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing attending physicians’ statements for life and health insurance underwriting; managed care compliance reviews; legal claims administration; and professional services related to trial support services.

The Company measures segment profit as income before income taxes. The Company has reclassified the 2001 amounts to be consistent with the new segment reporting.  Information on the revised segments follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2002

Information Management and Distribution

Healthcare, Regulatory and Legal Compliance

Divestitures and Closures

Consolidated

Revenue	$64,318	$38,966	$—	$103,284
Income before income taxes	6,945	2,738	—	9,683

THREE MONTHS ENDED MARCH 31, 2001

Information Management and Distribution

Healthcare, Regulatory and Legal Compliance

Divestitures and Closures

Consolidated

Revenue	$55,628	$48,307	$21,270	$125,205
Income before income taxes	6,537	8,362	(875)	14,024

7.  Derivatives and Other Comprehensive Loss

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet and carried at fair value. Gains or losses on derivatives designated as cash flow hedges are initially reported as a component of other comprehensive income and later classified into earnings in the period in which the hedged item also affects earnings.

The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.  The swap has been designated by the Company as a cash flow hedge.  As of March 31, 2002, the fair value of the interest rate swap was a liability of $1.6 million ($0.9 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The components of comprehensive income (loss) for the three month periods ended March 31, 2001 and 2002 are as follows:

	Three Months Ended March 31,
	2001	2002

Net income	$8,695	$6,003
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax benefit of $406 and $129, respectively	(662)	(294)
Total comprehensive income	$8,033	$5,709

SFAS No. 130 “Reporting Comprehensive Income” establishes standards for reporting and display of comprehensive income and its components in the financial statements.  The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  Comprehensive income is the total of net income and all other non-owner changes within a company’s equity.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q.

Introduction

We are a leading provider of business process outsourcing solutions.  We offer customers in information intensive industries — such as healthcare, law, banking, insurance, retailing, high tech manufacturing and government — the solutions to manage their information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

Since our inception, we have acquired 72 and divested 17 companies.  We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing.  The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

Business Segments

Our revenue relates to the following segments:

Information Management and Distribution.  This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services.

Healthcare, Regulatory and Legal Compliance.  This segment includes operations that provide the following services: medical records release; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing attending physicians’ statements for life and health insurance underwriting; managed care compliance reviews; legal claims administration; and professional services related to trial support services.

Basis for Management Discussion and Analysis

Cost of services consists primarily of compensation and benefits to employees providing goods and services to our clients, occupancy costs, equipment costs and supplies. Our cost of services also includes the cost of products sold for micrographics supplies and equipment, computer hardware and software and business imaging supplies and equipment.

Selling, general and administrative expenses (“SG&A”) consist primarily of: compensation and related benefits to sales and marketing, executive management, accounting, human resources and other administrative employees; other sales and marketing costs; communications costs; insurance costs; and legal and accounting professional fees and expenses.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The results for the three months ended March 31, 2001 include the operating units that were divested in the second and third quarters of 2001.  To understand the ongoing company, the following table is provided to show the results of ongoing operations exclusive of pro forma adjustments eliminating (i) the results from operations for the divested companies and closed facilities, and (ii) the goodwill amortization and the related income tax benefit from the three months ended March 31, 2001.

	Three Months Ended March 31,
	2001			2002
	Ongoing Segments	Pro — forma Adjustments	Consolidated	Ongoing Segments	Pro — forma Adjustments	Consolidated
Revenue	$103,935	$21,270	$125,205	$103,284	$—	$103,284
Gross profit	40,734	5,439	46,173	37,633	—	37,633
SG&A	21,544	5,911	27,455	26,274	—	26,274
Operating income	19,190	(2,964)	16,226	11,270	—	11,270
Income before tax	16,934	(2,910)	14,024	9,683	—	9,683
Net income	10,753	(2,058)	8,695	6,003	—	6,003

Revenue

Revenue decreased 0.6% from $103.9 million for the three months ended March 31, 2001 to $103.3 million for the three months ended March 31, 2002. This decrease was primarily due to lower revenues from our direct mail operations and lower project revenues from our class-action claims administration operations.  This decrease was partially offset by revenue from the acquisitions completed subsequent to March 31, 2001 and higher recurring revenues from our information management operations.

Gross profit

Gross profit decreased 7.6% from $40.7 million for the three months ended March 31, 2001 to $37.6 million for the three months ended March 31, 2002, largely due to lower project revenues from the class-action claims administration operations. Gross profit as a percentage of revenue decreased from 39.2% for the three months ended March 31, 2001 to 36.4% for the three months ended March 31, 2002, primarily due to a shifting in the mix of revenues from high-margin project-based revenue to lower-margin recurring revenue.  Project revenues represented 31% of the revenues for the three months ended March 31, 2002 and 37% of the revenues for the three months ended March 31, 2001.

Selling, general and administrative expenses

SG&A increased 22.0% from $21.5 million, or 20.7% of revenue, for the three months ended March 31, 2001 to $26.3 million, or 25.4% of revenue, for the three months ended March 31, 2002.  This increase was a result of SG&A at companies acquired subsequent to March 31, 2001, investments to support the information management growth strategy, additional worker’s compensation and medical insurance costs related to our self-insured programs, and the corporate name change initiative completed during the first quarter of 2002.

Operating income

Operating income decreased 41.3% from $19.2 million, or 18.5% of revenue, for the three months ended March 31, 2001 to $11.3 million, or 10.9% of revenue, for the three months ended March 31, 2002, largely attributable to the change in revenue mix and the higher SG&A expenses discussed above.

Income before income taxes and net income

Income before income taxes decreased 42.8% from $16.9 million for the three months ended March 31, 2001 to $9.7 million for the three months ended March 31, 2002, and net income decreased 44.2% from $10.8 million for the three months ended March 31, 2001 to $6.0 million for the three months ended March 31, 2002, largely attributable to the change in revenue mix and the higher SG&A expenses discussed above.

The effective tax rate of 38.0% for the three months ended March 31, 2001 and 2002 differs from the statutory federal rate of 35.0% principally due to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had $47.2 million of working capital and $0.4 million of cash. The Company has been active in managing its cash on hand to minimize its interest expense.  Cash flows provided by operating activities for the three months ended March 31, 2002 were $10.7 million.  Net cash provided by operating activities for the three months ended March 31, 2002 was primarily affected by an emphasis on receivables collections and from the recent business acquisition.  Net cash used in investing activities was $14.1 million for the three months ended March 31, 2002, as we paid $11.1 million for acquisitions, net of cash acquired.  Net cash used by financing activities was $3.4 million for the three months ended March 31, 2002, primarily due to paydowns of $101.2 million on our line of credit, net of proceeds of $97.8 million on long-term obligations.

In April 2001, we entered into our line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”). Under this agreement, we can from time to time borrow up to $297.5 million over a three-year period, subject to certain customary borrowing capacity requirements. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services among other factors. Additionally, depending on the mix of stock and cash used in acquisitions if any, we may need to seek further financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

At March 31, 2002, we had $90.3 million available to borrow under our 2001 Credit Agreement.  Also, we have total commercial commitments for $8.7 million for standby letters of credit at March 31, 2002.

Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,510,188 shares were available as of March 31, 2002.

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

Long-Lived Asset Impairment.  Management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. To make this evaluation, management compares the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the assets being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow.

Goodwill and Other Intangible Asset Impairment.  At January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and intangible assets are tested at a reporting group level rather than the individual operating unit level.  Management utilizes estimates to determine fair value of the reporting units.  These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors.  Estimates utilized in future calculations could differ from estimates used in the current period.  Future years' estimates that are unfavorable compared to current estimates could cause an impairment of intangible assets in the given year.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the risk of integrating our operating companies, of managing our rapid growth, of the timing and magnitude of technological advances, of the occurrences of future events that could diminish our customers' needs for our services, of a change in the degree to which companies continue to outsource business processes, as well as such other risks set forth under the heading Risk Factors included in our most recent annual report on Form 10-K.

Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  Further, we disclaim any obligation to update any such forward-looking statements, except as required by law.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its term loans and revolving credit facility.  Interest rates are fixed on the indenture and capital lease obligations.  The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.  The swap has been designated by the Company as a cash flow hedge.  As of March 31, 2002, the fair value of the interest rate swap was a liability of $1.6 million ($0.9 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.

PART II.        OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K

(a)           Exhibits

10.1	Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge

10.2	Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert

10.3	Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr.

10.4	Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose

10.5	First Amendment to Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe

10.6	First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky

10.7	Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker

10.8	Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards

(b)           Reports on Form 8-K

On January 7, 2002, the Company filed a Current Report on Form 8-K with the Commission dated January 7, 2002, reporting under Item 5 thereto, the filing of a press release relating to revised guidance for 2001 fourth quarter and 2002.

On February 15, 2002, the Company filed a Current Report on Form 8-K with the Commission dated February 14, 2002, reporting under Item 5 thereto, the change in the Company’s name to SOURCECORP, Incorporated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, Incorporated

Date: May 15, 2002	By:	/s/ Ed H. Bowman, Jr.

Ed H. Bowman, Jr.
Chief Executive Officer and President

Date: May 15, 2002	By:	/s/ Barry L. Edwards

Barry L. Edwards
Executive Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge

10.2	Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert

10.3	Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr.

10.4	Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose

10.5	First Amendment to Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe

10.6	First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky

10.7	Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker

10.8	Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards