Form 10-Q
period 2002-06-30
SOURCECORP INC
filed 2002-08-14
CIK 936931

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended June 30, 2002, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from to

Commission file number 0-27444

SOURCECORP, INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	75-2560895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3232 MCKINNEY AVENUE, SUITE 1000
DALLAS, TEXAS	75204
(Address of principal executive offices)	(Zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:  (214) 740 - 6500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒            No  ☐

As of July 31, 2002, 17,360,502 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	June 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,182	$3,789
Accounts and notes receivable, less allowance for doubtful accounts of $19,888 and $16,726, respectively	88,547	92,234
Inventories	2,587	3,156
Deferred income taxes	9,805	10,841
Prepaid expenses and other current assets	6,412	4,524
Total current assets	114,533	114,544

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation $40,863 and $46,444, respectively	41,942	42,445
GOODWILL AND OTHER INTANGIBLES, net of amortization of $22,356 and $22,532, respectively	298,519	320,440
OTHER NONCURRENT ASSETS	8,077	9,034

Total assets	$463,071	$486,463

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,087	$59,396
Current maturities of long-term obligations	324	247
Income tax payable	4,588	3,399
Total current liabilities	55,999	63,042

LONG-TERM OBLIGATIONS, net of current maturities	116,055	112,641
DEFERRED INCOME TAX	1,839	6,265
OTHER LONG-TERM OBLIGATIONS	18,005	18,920
Total liabilities	191,898	200,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,341,674 and 17,360,502 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	174	175
Additional paid-in-capital	204,086	204,639
Accumulated other comprehensive loss	(1,242)	(882)
Retained earnings	69,137	82,645
	272,155	286,577
Less — Treasury stock, at cost, 56,028 shares at December 31, 2001 and June 30, 2002	(982)	(982)
Total stockholders’ equity	271,173	285,595

Total liabilities and stockholders’ equity	$463,071	$486,463

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
REVENUE	$123,104	$105,787	$248,309	$209,071

COST OF SERVICES	73,745	63,332	148,864	125,533
SPECIAL CHARGES	417	—	417	—
DEPRECIATION	4,236	3,644	8,149	7,094
Gross profit	44,706	38,811	90,879	76,444
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,464	24,754	54,919	51,028
SPECIAL CHARGES	67,908	—	67,908	—
AMORTIZATION	2,560	89	5,052	178
Operating income (loss)	(53,226)	13,968	(37,000)	25,238

OTHER (INCOME) EXPENSE:
Interest expense	3,120	1,541	5,461	3,037
Interest income	(27)	(23)	(132)	(51)
Other (income) expense, net	—	345	(34)	464
Income (loss) before income taxes	(56,319)	12,105	(42,295)	21,788

PROVISION (BENEFIT) FOR INCOME TAXES	(13,188)	4,600	(7,859)	8,280
NET INCOME (LOSS)	$(43,131)	$7,505	$(34,436)	$13,508

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(2.60)	$0.43	$(2.10)	$0.78
DILUTED	$(2.60)	$0.42	$(2.10)	$0.76

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,575	17,304	16,379	17,300
DILUTED	16,575	17,887	16,379	17,854

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2001	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,436)	$13,508
Adjustments to reconcile net income to net cash provided by operating activities:
Special Charges	68,325	—
Depreciation and amortization	13,201	7,272
Deferred tax provision (benefit)	(4,654)	3,390
Loss on sale of property, plant and equipment	—	125
Change in operating assets and liabilities:
Accounts and notes receivable	(11,602)	(3,034)
Prepaid expenses and other assets	(4,919)	514
Accounts payable and accrued liabilities	(993)	1,701
Net cash provided by operating activities	24,922	23,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from sale of operating units	—	10
Purchase of property, plant and equipment	(8,777)	(6,825)
Proceeds from sale of operating company assets	1,250	—
Cash paid for acquisitions, net of cash acquired	(44,924)	(16,311)
Net cash used for investing activities	(52,451)	(23,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	12,573	100
Proceeds from long-term obligations	88,932	155,847
Principal payments on long-term obligations	(73,815)	(159,421)
Cash paid for debt issuance costs	(1,460)	(269)
Net cash provided by (used for) financing activities	26,230	(3,743)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,299)	(3,393)

CASH AND CASH EQUIVALENTS, beginning of period	9,504	7,182

CASH AND CASH EQUIVALENTS, end of period	$8,205	$3,789

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes	$4,873	$6,317
Interest	$5,228	$2,913

NONCASH FINANCING TRANSACTIONS:
Common stock issued for accrued earnouts and holdbacks	$1,270	$445
Assets acquired through capital lease agreements	$—	$103

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation:

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of SOURCECORP, Incorporated and our subsidiaries (collectively, the “Company”).

In the opinion of our management, the accompanying consolidated financial statements include all of our accounts and the adjustments necessary to present fairly our financial position at June 30, 2002, our results of operations for the three and six months ended June 30, 2001 and 2002, and our cash flows for the six months ended June 30, 2001 and 2002. All significant intercompany transactions have been eliminated. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These consolidated financial statements should be read in conjunction with our consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K filed with the Commission on April 1, 2002, as amended by the Form 10-K/A filed with the Commission on April 10, 2002.  The results of operations for the six-month periods ended June 30, 2001 and 2002 may not be indicative of the results for the full year.

2.  New Accounting Standards:

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, did not have a significant effect on the Company’s financial statements.

As required by FASB, the Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values.  In determining the fair values of the reporting units, the Company used the discounted cash flow method and the market value approach method.  Since the fair values of all reporting units exceeded the carrying values, no impairment was recorded at January 1, 2002.

Other intangible assets with definite lives will continue to be amortized over their useful lives.  The intangible assets with definite lives were acquired in the 2002 acquisitions.  See Note 4.

The following table reflects the effect of SFAS No. 142 on net income and earnings per share as if SFAS No. 142 had been in effect for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income (loss)	$(43,131)	$7,505	$(34,436)	$13,508
Add back goodwill amortization, net of tax provision	2,274	—	4,314	—
Adjusted net income (loss)	$(40,857)	$7,505	$(30,122)	$13,508

Basic earnings per share:
Reported basic earnings per share	$(2.60)	$0.43	$(2.10)	$0.78
Add back goodwill amortization, net of tax provision	0.14	—	0.26	—
Adjusted basic earnings per share	$(2.46)	$0.43	$(1.84)	$0.78

Diluted earnings per share:
Reported diluted earnings per share	$(2.60)	$0.42	$(2.10)	$0.76
Add back goodwill amortization, net of tax provision	0.14	—	0.26	—
Adjusted diluted earnings per share	$(2.46)	$0.42	$(1.84)	$0.76

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. As required by FASB, the Company adopted SFAS No. 144 on January 1, 2002, and tested the long-lived assets for impairment utilizing expected future undiscounted cash flows.  This evaluation indicated that there was not an asset impairment for long-lived assets.

As required by FASB, the Company adopted FASB Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” on January 1, 2002.  This Issue requires that reimbursements for out-of-pocket expenses such as, airfare, hotels, mileage, etc., be characterized as revenue in the income statement.  The effect of this reclassification on the three months ended June 30, 2001 was $3.3 million increase in revenue, $2.9 million increase in cost of services and $0.4 million increase in selling, general and administrative expenses and no effect on net income.  The effect of this reclassification on the six months ended June 30, 2001 was $7.1 million increase in revenue, $6.3 million increase in cost of services and $0.8 million increase in selling, general and administrative expenses and no effect on net income.  Prior quarter amounts have been reclassified to conform to the current quarter presentation.

3.  Strategic Realignment Plan

During the second and third quarters of 2001, the Company completed its strategic realignment plan, in which the Company identified certain non-strategic operating units for divestiture or closure.  The Company incurred a $68.3 million charge, included as special charges in the statement of operations, for the three months ended June 30, 2001 and a $5.7 million gain for the three months ended September 30, 2001 for a total loss of $62.6 million due to realignment costs in 2001.

During the six months ended June 30, 2002, the activity related to the realignment plan has been settlements of legal claims, contract terminations and various selling expenses.  The following table reflects the realignment activity for the six months ended  June 30, 2002 (in millions):

	Realignment Costs Liability December 31, 2001	Charges	Payments	Realignment Costs Liability June 30, 2002
Asset Sales	$5.4	$—	$1.2	$4.2
Location Exit Costs	0.4	—	0.3	0.1
	$5.8	$—	$1.5	$4.3

The June 30, 2002 realignment costs liability balance consists of accrued litigation, contract termination costs, lease payments and various disposal expenses.

4.  Business Combinations

2002 Acquisitions

Effective January 1, 2002, the Company acquired United Information Services, Inc. (“UIS”), which is located in Iowa and expanded the Company’s statement solutions group, which had existing locations in Arizona and New York.  The aggregate consideration paid for UIS consisted of $17.2 million in cash.  Also, the former shareholders of UIS are eligible to receive up to an additional $10.0 million in the Company’s common stock and cash if there is no breach in representations and warranties of the acquisition agreement, and certain future revenue and earnings targets are achieved.  The preliminary allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$17,160
Estimated Fair Value of Identifiable Assets:
Cash	1,944
Receivables	615
Prepaid expenses	157
Property, plant and equipment, net	359
Other assets	379
Total Assets	3,454
Estimated Fair Value of Liabilities:
Accounts payable and accrued expenses	(1,824)
Accrued compensation	(524)
Deferred tax liability	(98)
Note payable	(305)
Total Liabilities	(2,751)

Goodwill and other intangibles	$16,457

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

The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management’s opinion, the preliminary allocations are not expected to be materially different from the final allocations, which will be completed by December 31, 2002.

Contingent Consideration

Certain of our acquisitions are subject to adjustments in overall consideration and recorded goodwill based upon the achievement of specified revenue and/or earnings targets over one to three year periods. During the first six months of 2002, we paid consideration of $0.3 million in cash and 12,630 shares of common stock at an average price of $31.67 in relation to contingent consideration agreements that have been finalized. Based upon the evaluation of cumulative earnings through June 30, 2002 against the specified earnings targets, we have accrued aggregate contingent consideration of approximately $21.8 million, of which $14.7 million is classified as accounts payable and accrued liabilities and will be settled in cash and $7.1 million is classified as long-term obligations and will be settled in common stock. In certain agreements, the Company has the option of changing the payment mix to use more cash versus common stock in satisfying the liability. Not all of the periods applicable for the earnout targets have been completed and additional amounts may be payable in future periods under the terms of the agreements.  If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $55.1 million, which includes the $21.8 million liability as of June 30, 2002. The earnout payments would be made according to the agreements and would be paid over the next three years with the final payment made in 2005.

5.  Weighted Average Shares Outstanding

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, “Earnings Per Share.” The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Basic weighted average common shares	16,575	17,304	16,379	17,300
Weighted average options, warrants and other contingent consideration	—	583	—	554
Diluted weighted average common shares	16,575	17,887	16,379	17,854

At June 30, 2001 and 2002, approximately 3.0 million and 2.3 million, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive in future earnings per share calculations.

6.  Segment Reporting

In connection with the 2001 strategic realignment plan, the Company reduced the number of segments from four to two to reflect the go-forward segment focus.  At January 1, 2002, the Company transferred four operating units from the Healthcare, Regulatory and Legal Compliance segment to the Information Management and Distribution segment and one operating unit from the Information Management and Distribution segment to the Healthcare, Regulatory and Legal Compliance segment.  These transfers were completed to better align these operating units' results with operating units of similar core competencies.  The net effect of transferring these operating units on the 2001 segment information is an increase in the Information Management and Distribution segment’s revenue and income before taxes of $7.6 million and $1.2 million, respectively for the three months ended June 30, 2001, and $14.6 million and $2.2 million, respectively for the six months ended June 30, 2001.  The identified segments are as follows:

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

The Company measures segment profit as income before income taxes. The Company has reclassified the 2001 amounts to be consistent with the new segment reporting.  Information on the revised segments follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$64,342	$41,445	$—	$105,787
Income before income taxes	6,852	5,253	—	12,105

	THREE MONTHS ENDED JUNE 30, 2001
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$63,717	$45,451	$13,936	$123,104
Income before income taxes	8,138	5,961	(70,418)	(56,319)

	SIX MONTHS ENDED JUNE 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$128,660	$80,411	$—	$209,071
Income before income taxes	13,797	7,991	—	21,788

	SIX MONTHS ENDED JUNE 30, 2001
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$119,345	$93,758	$35,206	$248,309
Income before income taxes	14,675	14,323	(71,293)	(42,295)

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

The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.  The swap has been designated by the Company as a cash flow hedge.  As of June 30, 2002 the fair value of the interest rate swap was a liability of $1.4 million ($0.9 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread (7.025% and 7.275% at December 31, 2001 and June 30, 2002, respectively).

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The components of comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net income	$(43,131)	$7,505	$(34,436)	$13,508
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax effect of $-, $(91), $406 and $(220), respectively	—	66	(662)	360
Total comprehensive income	$(43,131)	$7,571	$(35,098)	$13,868

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

Introduction

We are a leading provider of business process outsourcing solutions.  We offer customers in information intensive industries — such as healthcare, legal, financial services and government — the solutions to manage their information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

Since our inception, we have acquired 72 and divested 17 companies.  We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single source solution for business process outsourcing.  The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

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

Basis for Management Discussion and Analysis

Cost of services consists primarily of compensation and benefits to employees providing goods and services to our clients; occupancy costs; equipment costs and supplies. Our cost of services also includes the cost of products sold for micrographics supplies and equipment; computer hardware and software and business imaging supplies and equipment.

Selling, general and administrative expenses (“SG&A”) consist primarily of: compensation and related benefits to sales and marketing, executive management, accounting, human resources and other administrative employees; other sales and marketing costs; communications costs; insurance costs; and legal and accounting professional fees and expenses.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The results for the three months ended June 30, 2001 include the operating units that were divested in the second and third quarters of 2001.  To understand the ongoing company, the following table is provided to show the results of ongoing operations after pro forma adjustments eliminating (i) the results from operations for the divested companies and closed facilities, and the related special charges from the divestitures and closures, and (ii) the adoption of SFAS No. 142.

	Three Months Ended June 30,
	2001			2002
	Ongoing Segments	Pro-forma Adjustments	Consolidated	Ongoing Segments	Pro-forma Adjustments	Consolidated
Revenue	$109,168	$13,936	$123,104	$105,787	$—	$105,787
Gross profit	42,916	1,790	44,706	38,811	—	38,811
SG&A	23,469	3,995	27,464	24,754	—	24,754
Operating income	19,447	(72,673)	(53,226)	13,968	—	13,968
Income before tax	16,354	(72,673)	(56,319)	12,105	—	12,105
Net income	10,385	(53,516)	(43,131)	7,505	—	7,505

Revenue

Total revenue decreased 3.1% from $109.2 million for the three months ended June 30, 2001 to $105.8 million for the three months ended June 30, 2002.  Our revenue is based on transaction volumes sent to us by our customers and these volumes are generally not contractually guaranteed.  Project revenue declined $6.5 million during the quarter resulting in a revenue mix shift between our project and recurring revenue.  Project revenue accounted for 31.3% of total revenue compared to 36.4% in the prior year's quarter.  Project revenue consists of one-time projects in which the customer relationship is not guaranteed to continue after project completion.  Project revenue margins are usually higher than our average margins and the workload can be highly volatile.  Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer.  Recurring revenue generally has lower margins than project revenue and is usually more predictable.  The difference between project and recurring revenue is important to the discussion of profitability and margins.

Revenue within our Information Management and Distribution segment increased 1.0% from $63.7 million for the three months ended June 30, 2001 to $64.3 million for the three months ended June 30, 2002.  This increase was achieved despite the completion of a significant project representing 4.1% of the segment's revenue during the three months ended June 30, 2001 and continued weakness within our direct mail units during the three months ended June 30, 2002.  The direct mail volumes have declined primarily due to the decline in industry spending, especially since September 11, 2001, and to customers' reduced advertising budgets.  Factors contributing to the revenue increase include strong business volumes from our government and financial services customers and the strategic acquisition of UIS during the first quarter of 2002.

Revenue within our Healthcare, Regulatory and Legal Compliance segment decreased 8.8% from $45.5 million for the three months ended June 30, 2001 to $41.4 million for the three months ended June 30, 2002.  This decrease was primarily due to a decline in project revenue, which was down approximately $5.7 for the segment during the quarter.  The project revenue decline was due to the number of very large legal claims administration cases completed in the first half of 2001.  The current year revenue does not include any very large projects but it does include several medium size projects.  The lower project revenue was partially offset by increased volumes in our healthcare medical coding units during the period ended June 30, 2002.

Gross profit

Gross profit decreased 9.6% from $42.9 million for the three months ended June 30, 2001 to $38.8 million for the three months ended June 30, 2002.  The decline was largely due to lower project revenue, which historically produces higher margins than our recurring business, pricing pressures and lower volumes in direct mail.  Consequently, gross profit as a percentage of revenue decreased from 39.3% for the three months ended June 30, 2001 to 36.7% for the three months ended June 30, 2002.

Selling, general and administrative expenses

SG&A increased 5.5% from $23.5 million, or 21.5% of revenue, for the three months ended June 30, 2001 to $24.8 million, or 23.4% of revenue, for the three months ended June 30, 2002.  This increase was primarily the result of increased national sales and marketing expenses, operational project management, and technology personnel to support the information growth strategy.  Additionally, we have experienced increased personnel costs due to higher medical insurance expense and performance based incentive compensation, offset by expense control and reduction initiatives implemented during the first quarter of 2002.

Operating income

Operating income decreased 28.2% from $19.4 million, or 17.8% of revenue, for the three months ended June 30, 2001 to $14.0 million, or 13.2% of revenue, for the three months ended June 30, 2002.  The decline was largely attributable to the shift in revenue mix from higher margin project revenue to lower margin recurring revenue.  The highly competitive environment in direct mail and the higher SG&A expenses discussed above also contributed to the decline in operating income.

Income before income taxes and net income

Income before income taxes decreased 26.0% from $16.4 million for the three months ended June 30, 2001 to $12.1 million for the three months ended June 30, 2002, and net income decreased 27.7% from $10.4 million for the three months ended June 30, 2001 to $7.5 million for the three months ended June 30, 2002, largely attributable to the items discussed above.

The effective tax rate of 36.5% and 38.0% for the three months ended June 30, 2001 and 2002, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes.  The effective tax rate has changed between the years due to acquiring companies in high income tax states and the adoption of SFAS No. 142, which eliminated the amortization of goodwill and intangible assets with indefinite lives for financial reporting purposes.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The results for the six months ended June 30, 2001 include the operating units that were divested in the second and third quarters of 2001.  To understand the ongoing company, the following table is provided to show the results of ongoing operations after pro forma adjustments eliminating (i) the results from operations for the divested companies and closed facilities, and the related special charges from the divestitures and closures, and (ii) the adoption of SFAS No. 142.

	Six Months Ended June 30,
	2001			2002
	Ongoing Segments	Pro-forma Adjustments	Consolidated	Ongoing Segments	Pro-forma Adjustments	Consolidated
Revenue	$213,103	$35,206	$248,309	$209,071	$—	$209,071
Gross profit	83,650	7,229	90,879	76,444	—	76,444
SG&A	45,013	9,906	54,919	51,028	—	51,028
Operating income	38,637	(75,637)	(37,000)	25,238	—	25,238
Income before tax	33,288	(75,583)	(42,295)	21,788	—	21,788
Net income	21,138	(55,574)	(34,436)	13,508	—	13,508

Revenue

Revenue decreased 1.9% from $213.1 million for the six months ended June 30, 2001 to $209.1 million for the six months ended June 30, 2002.  A decline in project revenue, which was down $13.2 million for the six months ended June 30, 2002 compared to the prior year, and lower volumes in direct mail were the primary drivers.  Project revenue was down primarily due the number of very large legal claims administration cases completed in the first half of 2001 while the current year consisted of medium size projects.  Project revenue accounted for 30.6% of total revenue for the six months ended June 30, 2002 compared with 36.2% for the six months ended June 30, 2001.  Revenue in direct mail is down $4.1 million or 16.3% compared to the prior year primarily due to the decline in industry spending, especially since September 11, 2001, and to customers' reduced advertising budgets.  The weaknesses in project revenue and direct mail have been partially offset by increased volumes in information management and the acquisition of UIS in the first quarter of 2002.  The higher volumes in information management have mainly come from our governmental and financial services customers.

Gross Profit

Gross profit decreased 8.6% from $83.7 million for the six months ended June 30, 2001 to $76.4 million for the six months ended June 30, 2002. The decline was primarily due to lower project revenue, which historically produces higher margins than our recurring business, pricing pressures and lower volumes from direct mail.  Higher costs related to employee benefits, mainly workers’ compensation and medical insurance in the current year put additional pressure on margins.  Consequently, gross profit as a percentage of revenue decreased from 39.3% for the six months ended June 30, 2001 to 36.6% for the three months ended June 30, 2002.

Selling, general and administrative expenses

SG&A increased 13.4% from $45.0 million, or 21.1% of revenue, for the six months ended June 30, 2001 to $51.0 million, or 24.4% of revenue, for the six months ended June 30, 2002.  This increase was primarily the result of increased national sales and marketing expenses, operational project management, and technology personnel to support the information management growth strategy.  Additionally, we experienced increased personnel costs due to higher medical insurance expense and performance based incentive compensation, offset by expense control and reduction initiatives implemented during the first quarter of 2002.

Operating income

Operating income decreased 34.7% from $38.6 million, or 18.1% of revenue, for the six months ended June 30, 2001 to $25.2 million, or 12.1% of revenue, for the six months ended June 30, 2002. The decline was largely attributable to the shift in revenue mix from higher margin project revenue to lower margin recurring revenue.  Other factors contributing to the decline were pricing pressures and a highly competitive market place in direct mail and the higher SG&A expenses discussed above.

Income before income taxes and net income

Income before income taxes decreased 34.5% from $33.3 million for the six months ended June 30, 2001 to $21.8 million for the six months ended June 30, 2002, and net income decreased 36.1% from $21.1 million for the six months ended June 30, 2001 to $13.5 million for the six months ended June 30, 2002, largely due to the items discussed above.

The effective tax rate of 36.5% and 38.0% for the six months ended June 30, 2001 and 2002, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes.  The effective tax rate has changed between the years due to acquiring companies in high income tax states and the adoption of SFAS No. 142, which eliminated the amortization of goodwill and intangible assets with indefinite lives for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had $51.5 million of working capital and $3.8 million of cash. The Company has been actively managing its cash on hand to minimize its interest expense.  Cash flows provided by operating activities for the six months ended June 30, 2002 were $23.5 million.  Operating cash flow for the three months ended June 30, 2002 was negatively impacted by a large receivable from a governmental unit that was received in the third quarter.  Net cash used in investing activities was $23.1 million for the six months ended June 30, 2002, as we paid $16.3 million for acquisitions, net of cash acquired.  This amount includes net cash paid for our 2002 acquisition of UIS and certain cash payments related to the contingent consideration agreements of past acquisitions.  It is expected that we will pay an additional $14.7 million for contingent consideration agreements during the remainder of 2002.  Net cash used by financing activities was $3.7 million for the six months ended June 30, 2002, primarily due to payments of $159.4 million on our line of credit, net of proceeds of $155.8 million on long-term obligations.

In April 2001, we entered into our line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”). Under this agreement, we can from time to time borrow up to $297.5 million up to April 2, 2004, subject to certain customary borrowing capacity requirements. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services among other factors. Effective April 3, 2002, we extended $220.0 million of the $297.5 commitment for an additional year to April 2, 2005.  We paid fees of $0.2 million for extending the commitment.

Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs.  However, our ability to borrow is contingent on certain leverage and fixed cost coverage ratios.  After application of such ratios and our total commercial commitments of $8.7 million for standby letters of credit, we had $82.0 million available to borrow under our 2001 Credit Agreement as of June 30, 2002.  In the fourth quarter of 2002, the leverage and fixed cost coverage ratios will become more restrictive and will reduce the availability under the credit agreement.  Therefore, we intend to renegotiate the credit agreement during the third and fourth quarters to maintain borrowing availability under the credit agreement and remain in compliance when the ratios change in the fourth quarter.  Additionally, depending on the mix of stock and cash used in acquisitions, if any, we may need to seek further financing through the public or private sale of equity or debt securities.  There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,510,188 shares were available as of June 30, 2002.  The shares available have not been reduced for any contingent consideration liabilities.

Critical Accounting Policies

The Company has identified the following critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  We apply a consistent methodology at the end of each quarter to determine our account balances that require judgmental analysis.

Revenue Recognition.  Our revenue is principally driven by transaction volumes.  We generally recognize revenue as transactions are completed and accepted by customers.  In a few instances, due to contractual terms and billing cycle cutoffs, we are unable to bill for work completed in a certain period.  In these cases, we recognize the revenue in the month that the work is performed in order to match the revenue with the cost of services.  The work is billed to the customer according to the terms of the agreement or during the following billing cycle.

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is generally established during the period in which the loss is expected and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Such factors include the historical trends of write offs and recovery of previously written off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Consolidated Financial Statements

Long-Lived Asset Impairment.  As required by SFAS No. 144, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. To make this evaluation, management compares the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the assets being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow.

Goodwill and Other Intangible Asset Impairment.  At January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and intangible assets are tested at a reporting group level rather than the individual operating unit level.  Management utilizes estimates to determine fair value of the reporting units.  These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors.  Estimates utilized in future calculations could differ from estimates used in the current period.  Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of intangible assets in the given year.

Self-Insurance Liabilities and Reserves.  We are self-insured for workman’s compensation liabilities and a significant portion of our employees’ medical costs.  We account for our self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.  We limit our risk by carrying stop-loss policies for significant claims incurred for both workman’s compensation liabilities and medical costs.

Other Loss Contingencies.  We record liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.  Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision.  Contingent liabilities are often resolved over long time periods.  Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the risk of integrating our operating companies, of managing our rapid growth, of the timing and magnitude of technological advances, of the occurrences of future events that could diminish our customers’ needs for our services, of a change in the degree to which companies continue to outsource business processes, of an adverse outcome in any given legal proceeding or claim, of the denial of insurance on a particular claim or of a party obligated to provide indemnification being financially unable to do so, as well as such other risks set forth under the heading Risk Factors included in our most recent annual report on Form 10-K.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its term loans and revolving credit facility.  Interest rates are fixed on the indenture and capital lease obligations.  The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its revolving credit facility.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.  The swap has been designated by the Company as a cash flow hedge.  As of June 30, 2002, the fair value of the interest rate swap was a liability of $1.4 million ($0.9 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.

PART II.                        OTHER INFORMATION

Item 1.            Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business.  While we do not believe that we are currently a party to any litigation required to be disclosed under Item 103 of Regulation S-K of the Securities Exchange Act of 1934, as amended, and the instructions thereto, the following is a brief description of two of the legal matters that we are involved in.  We believe that neither of these actions, nor any other actions that we are a party to, will have a material adverse effect on our business or financial condition, however in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

DeBari Litigation

In March 1999, we filed a lawsuit styled DeBari Associates Acquisition Corp. v. Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin in the Supreme Court of the State of New York (“Nortec Action”). We are seeking a declaratory judgment that Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin (the “Nortec Defendants”) have no interest in Net Data, Inc., a subsidiary of a company acquired by us in February 1998.  We divested the operating assets of Net Data, Inc. as part of our 2001 strategic realignment plan.  The Nortec Defendants have counterclaimed alleging breach of contract, fraud, breach of fiduciary duty as a joint venturer and unjust enrichment.  In March 2002, our motion for summary judgment in this matter was denied.  A trial date for the Nortec Action was recently set for September 2002.  We believe we have meritorious defenses and intend to continue to vigorously pursue our remedies and defend any claims made against us in this matter.

Roy Weatherford, et al vs. Franklin Bank and Franklin Bank vs. MAVRICC Management Systems, Inc.

On February 24, 1992, MAVRICC Management Systems, Inc. (one of our wholly-owned subsidiaries, the operating assets of which were divested by us as part of our 2001 strategic realignment plan) entered into an agreement with Franklin Bank, N.A. whereby MAVRICC agreed to maintain records for individual IRAs and Keogh Plans and to perform certain activities (specifically described in the contract) necessary to assist Franklin Bank, N.A. in serving as a custodian for specific IRAs.  On August 6, 2001, Plaintiffs Roy Weatherford, Lois Weatherford, James L. Loper and Alma D. Owen initiated a class action lawsuit against Franklin Bank, N.A. in Tennessee’s Sumner County Circuit Court, Chancellory Division, alleging breach of fiduciary duty, breach of contract, negligence and violation of the Consumer Protection Act.  The Weatherford complaint seeks compensatory and punitive damages from Franklin Bank, N.A.  On September 28, 2001, Franklin Bank, N.A. filed its Third-Party Complaint against MAVRICC for indemnification, alleging that MAVRICC breached the agreement.  Our motion for reconsideration of our motion for dismissal was denied in March 2002.  A hearing on whether a class should be certified is currently anticipated to take place sometime in or about October 2002.  We believe we have meritrious defenses and intend to continue to vigorously defend any claims made against us in this matter.

Item 4.            Submission of Matters to a Vote of Security Holders

On May 24, 2002, we held our annual meeting of stockholders. The stockholders elected eight (8) directors. The director nominees received the following votes:

	Number of Votes

Nominee	For	Against/Withheld	Abstentions	Broker Non-Votes
Ed H. Bowman, Jr.	14,701,634	1,126,778	—	—
Michael J. Bradley	14,701,634	1,126,778	—	—
David Lowenstein	14,701,634	1,126,778	—	—
Donald F. Moorehead, Jr.	14,715,553	1,112,859	—	—
Joe A. Rose	14,692,630	1,135,782	—	—
Hon. Edward M. Rowell	14,692,630	1,135,782	—	—
Jonathan B. Shaw	14,701,634	1,126,778	—	—
Thomas C. Walker	14,375,773	1,452,639	—	—

Additionally, the proposed Long-Term Incentive Plan was approved and adopted with the following votes:

Number of Votes

For	Against/Withheld	Abstentions	Broker Non-Votes

10,589,424	5,233,651	5,337	—

Item 6.                                   Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1

Stock Purchase Agreement dated as of March 31, 2001 by and among F.Y.I. Incorporated, Image Entry Acquisition Corp. Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. and the Shareholders of Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. (Incorporated by reference to Exhibit 2.20 to the Company’s Current Report Form 8-K filed April 12, 2001)

2.2

Certificate of Ownership and Merger filed with the Secretary of State of Delaware effective February 14, 2002 merging SOURCECORP, Incorporated with and into the Registrant and changing the name of the Registrant to SOURCECORP, Incorporated (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 15, 2002)

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A  filed on February 15, 2002)

	3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

	10.1	First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose

	10.2	First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker

	10.3	First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr.

	10.4	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan

	99.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act

(b)                                Reports on Form 8-K

On April 22, 2002 (amended April 24, 2002), the Company filed a Current Report on Form 8-K with the Commission dated April 17, 2002, reporting under Item 5 thereto, the change in the Company’s independent auditors from Arthur Andersen, LLP to Deloitte & Touche, LLP.

On May 9, 2002, the Company filed a Current Report on Form 8-K with the Commission dated January 1, 2002, reporting under Item 5 thereto, the effect of adopting Emerging Issues Task Force Topic No. D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” on 2001 financial results.

On May 10, 2002, the company filed a Current Report on Form 8-K with the Commission dated May 9, 2002, reporting under Item 5 thereto, the filing of a press release relating to the 2002 first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, Incorporated

Date: August 14, 2002	By:	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr.
Chief Executive Officer and President

Date: August 14, 2002	By:	/s/ Barry L. Edwards
Barry L. Edwards
Executive Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Stock Purchase Agreement dated as of March 31, 2001 by and among F.Y.I. Incorporated, Image Entry Acquisition Corp. Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. and the Shareholders of Image Entry Inc., Image Entry of Owsley County Inc., Image Entry of Indianapolis Inc., Image Entry Federal Systems Inc., Image Entry of Arkansas Inc. and Image Entry of Alabama Inc. (Incorporated by reference to Exhibit 2.20 to the Company’s Current Report Form 8-K filed April 12, 2001)

2.2

Certificate of Ownership and Merger filed with the Secretary of State of Delaware effective February 14, 2002 merging SOURCECORP, Incorporated with and into the Registrant and changing the name of the Registrant to SOURCECORP, Incorporated (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 15, 2002)

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A  filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1	First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose

10.2	First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker

10.3	First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr.

10.4	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan

99.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act