Form 10-Q
period 2002-09-30
SOURCECORP INC
filed 2002-11-15
CIK 936931

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

for the quarterly period ended September 30, 2002,

or

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

Yes         ☒            No  ☐

As of October 31, 2002,  17,495,664 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2001	September 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,182	$5,976
Accounts and notes receivable, less allowance for doubtful accounts of $19,888 and $12,114, respectively	88,547	87,486
Inventories	2,587	3,005
Deferred income taxes	9,805	9,834
Prepaid expenses and other current assets	6,412	3,995
Total current assets	114,533	110,296

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $40,863 and $48,838, respectively	41,942	40,862
GOODWILL, net of amortization of $22,356	298,519	315,031
INTANGIBLES, net of amortization of $0 and $266, respectively	—	4,174
OTHER NONCURRENT ASSETS	8,077	9,255

Total assets	$463,071	$479,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,087	$67,471
Current maturities of long-term obligations	324	208
Income tax payable	4,588	107
Total current liabilities	55,999	67,786

LONG-TERM OBLIGATIONS, net of current maturities	116,055	100,310
DEFERRED INCOME TAX	1,839	8,380
OTHER LONG-TERM OBLIGATIONS	18,005	6,732
Total liabilities	191,898	183,208

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,341,674 and 17,455,128 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	174	176
Additional paid-in-capital	204,086	207,538
Accumulated other comprehensive loss	(1,242)	(630)
Retained earnings	69,137	90,308
	272,155	297,392
Less — Treasury stock, at cost, 56,028 shares at December 31, 2001 and September 30, 2002	(982)	(982)
Total stockholders’ equity	271,173	296,410

Total liabilities and stockholders’ equity	$463,071	$479,618

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
REVENUE	$106,239	$107,465	$354,548	$316,536

COST OF SERVICES	61,554	64,683	210,418	190,216
SPECIAL CHARGES	—	—	417	—
DEPRECIATION	3,054	3,578	11,203	10,672
Gross profit	41,631	39,204	132,510	115,648
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,380	25,154	78,299	76,182
SPECIAL CHARGES	(5,741)	—	62,167	—
AMORTIZATION	2,454	89	7,506	267
Operating income (loss)	21,538	13,961	(15,462)	39,199

OTHER (INCOME) EXPENSE:
Interest expense	2,117	1,555	7,578	4,592
Interest income	(39)	(28)	(171)	(79)
Other (income) expense, net	165	75	131	539
Income (loss) before income taxes	19,295	12,359	(23,000)	34,147

PROVISION (BENEFIT) FOR INCOME TAXES	7,332	4,696	(527)	12,976
NET INCOME (LOSS)	$11,963	$7,663	$(22,473)	$21,171

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.70	$0.44	$(1.36)	$1.22
DILUTED	$0.67	$0.44	$(1.36)	$1.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	16,969	17,358	16,569	17,319
DILUTED	17,779	17,369	16,569	17,688

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2001	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,473)	$21,171
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Special charges	62,584	—
Depreciation and amortization	18,709	10,939
Deferred tax provision (benefit)	(5,059)	6,512
Loss on sale of property, plant and equipment	—	242
Change in operating assets and liabilities:
Accounts and notes receivable	(8,523)	1,714
Prepaid expenses and other assets	(2,086)	1,032
Accounts payable and accrued liabilities	(4,908)	1,425
Net cash provided by operating activities	38,244	43,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,661)	(8,912)
Proceeds from sale of operating company assets	16,169	10
Cash paid for acquisitions, net of cash acquired	(59,771)	(19,151)
Net cash used for investing activities	(54,263)	(28,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	13,308	108
Proceeds from long-term obligations	183,482	233,047
Principal payments on long-term obligations	(183,061)	(249,014)
Cash paid for debt issuance costs	(1,460)	(329)
Net cash provided by (used for) financing activities	12,269	(16,188)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,750)	(1,206)

CASH AND CASH EQUIVALENTS, beginning of period	9,504	7,182

CASH AND CASH EQUIVALENTS, end of period	$5,754	$5,976

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes	$5,382	$11,007
Interest	$7,393	$4,595

NONCASH FINANCING TRANSACTIONS:
Common stock issued for accrued earnouts and holdbacks	$17,348	$3,335
Assets acquired through capital lease agreements	$—	$125

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation:

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of SOURCECORP, Incorporated and subsidiaries (collectively, the “Company”).

In the opinion of management, the accompanying consolidated financial statements include all accounts and the adjustments necessary to present fairly the Company's financial position at September 30, 2002, results of operations for the three and nine months ended September 30, 2001 and 2002, and cash flows for the nine months ended September 30, 2001 and 2002. All significant intercompany transactions have been eliminated. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on April 1, 2002, as amended by the Form 10-K/A filed with the Commission on April 10, 2002.  The results of operations for the nine-month periods ended September 30, 2001 and 2002 may not be indicative of the results for the full year.

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

As required by the FASB, the Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment.  At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values.  In determining the fair values of the reporting units, the Company used the discounted cash flow method and the market value approach method.  Since the fair values of all reporting units exceeded the carrying values, no impairment was recorded at January 1, 2002.

Other intangible assets with definite lives will continue to be amortized over their useful lives.  The intangible assets with definite lives were acquired in the 2002 acquisition.  See Note 4.

The following table reflects the effect of SFAS No. 142 on net income and earnings per share as if SFAS No. 142 had been in effect for 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss) as reported	$11,963	$7,663	$(22,473)	$21,171
Add back goodwill amortization, net of tax provision	2,131	—	6,445	—
Adjusted net income (loss)	$14,094	$7,663	$(16,028)	$21,171

Basic earnings per share:
Reported basic earnings (loss) per share	$0.70	$0.44	$(1.36)	$1.22
Add back goodwill amortization, net of tax provision	0.13	—	0.39	—
Adjusted basic earnings (loss) per share	$0.83	$0.44	$(0.97)	$1.22

Diluted earnings per share:
Reported diluted earnings (loss) per share	$0.67	$0.44	$(1.36)	$1.20
Add back goodwill amortization, net of tax provision	0.12	—	0.39	—
Adjusted diluted earnings (loss) per share	$0.79	$0.44	$(0.97)	$1.20

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. As required by the FASB, the Company adopted SFAS No. 144 on January 1, 2002, and tested the long-lived assets for impairment utilizing expected future undiscounted cash flows.  This evaluation indicated that there was not an asset impairment for long-lived assets.

As required by the FASB, the Company adopted FASB Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” on January 1, 2002.  This Issue requires that reimbursements for out-of-pocket expenses such as, airfare, hotels, mileage, etc., be characterized as revenue in the income statement.  The effect of this reclassification on the three months ended September 30, 2001 was $3.2 million increase in revenue, $2.6 million increase in cost of services and $0.6 million increase in selling, general and administrative expenses and no effect on net income.  The effect of this reclassification on the nine months ended September 30, 2001 was $10.3 million increase in revenue, $8.9 million increase in cost of services and $1.4 million increase in selling, general and administrative expenses and no effect on net income.  Prior quarter amounts have been reclassified to conform to the current quarter presentation.

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

During the nine months ended September 30, 2002, the activity related to the realignment plan has been settlements of legal claims, contract terminations, various selling expenses, and the write-down of certain receivables related to operating units divested and closed.  The following table reflects the realignment activity for the nine months ended September 30, 2002 (in millions):

	January 1, 2002	Settlements	September 30, 2002
Realignment Costs Liability	$5.8	$3.5	$2.3

The September 30, 2002 realignment costs liability balance consists of accrued litigation, contract termination costs, lease payments and various disposal expenses.

4.  Business Combinations

2002 Acquisitions

Effective January 1, 2002, the Company acquired United Information Services, Inc. (“UIS”), located in Iowa, and expanded the Company’s statement solutions group, which had existing locations in Arizona and New York.  The aggregate consideration paid for UIS consisted of $17.2 million in cash.  Also, the former shareholders of UIS are eligible to receive up to an additional $10.0 million in the Company’s common stock and cash if there is no breach in representations and warranties of the acquisition agreement, and certain future revenue and earnings targets are achieved.  The preliminary allocation of the purchase price is set forth below (in thousands):

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

Goodwill and Intangibles

The changes in the carrying value of goodwill and intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2002	$169,139	$129,380	$298,519
Goodwill Acquired	12,017	—	12,017
Additional Accrued Consideration	3,152	1,343	4,495
Net balance as of September 30, 2002	$184,308	$130,723	$315,031

Intangibles:

	September 30, 2002
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,000	$(200)	$3,800
Non Compete Agreements	440	(66)	374
Total	$4,440	$(266)	$4,174

Aggregate amortization expense related to intangibles for the nine months ended September 30, 2002 was $0.3 million.  Estimated amortization expense for the periods ended December 31, 2003 through December 31, 2006 is $0.4 million annually.  Thereafter, annual amortization expense is estimated to be $0.3 million through December 31, 2016.

Contingent Consideration

Certain of our acquisitions are subject to adjustments in overall consideration and recorded goodwill based upon the achievement of specified revenue and/or earnings targets generally over one to three year periods. During the first nine months of 2002, we paid consideration of $3.1 million in cash and 112,374 shares of common stock at an average price of $29.28 in relation to contingent consideration agreements that have been finalized.

In certain agreements, the Company has the option of changing the payment mix to use common stock versus cash in satisfying the liability. Upon review of current market conditions, the Company finds it favorable to satisfy its currently recorded earnout liabilities in cash rather than common stock.  As such, a reclassification of $7.1 million of earnout liabilities from long-term obligations to accounts payable and accrued liabilities was made in the current quarter.  Management's evaluation of the cumulative earnings of acquired companies through September 30, 2002 indicates that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore the Company has accrued aggregate additional consideration of approximately $19.4 million, which is classified as accounts payable and accrued liabilities and is expected to be settled in cash.

Not all of the periods applicable for the earnout targets have been completed and additional amounts may be payable in future periods under the terms of the agreements.  If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $47.1 million, including the $19.4 million liability recorded as of September 30, 2002. In accordance with the agreements, the Company has the option to satisfy $26.7 million of the $47.1 million potential liability in common stock.  The earnout payments would be made as outlined in the agreements and paid over the next three years, with the final payment made in 2005.

5.  Weighted Average Shares Outstanding

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, “Earnings Per Share.” The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Basic weighted average common shares	16,969	17,358	16,569	17,319
Weighted average options, warrants and other accrued consideration	810	11	—	369
Diluted weighted average common shares	17,779	17,369	16,569	17,688

At September 30, 2001 and 2002, approximately 3.1 million and 3.6 million, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive to future earnings per share calculations.

6.  Segment Reporting

In connection with the 2001 strategic realignment plan, the Company reduced the number of business segments from four to two to reflect the go-forward segment focus.  At January 1, 2002, the Company transferred four operating units from the Healthcare, Regulatory and Legal Compliance segment to the Information Management and Distribution segment and one operating unit from the Information Management and Distribution segment to the Healthcare, Regulatory and Legal Compliance segment.  These transfers were completed to better align these operating units’ results with operating units of similar core competencies.  The net effect of transferring these operating units on the 2001 segment information is an increase in the Information Management and Distribution segment’s revenue and income before taxes of $6.9 million and $0.6 million, respectively for the three months ended September 30, 2001, and $21.5 million and $2.8 million, respectively for the nine months ended September 30, 2001.  The identified segments are as follows:

Information Management and Distribution.  This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services.

Healthcare, Regulatory and Legal Compliance.  This segment includes operations that provide the following services: medical records release; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing attending physicians’ statements for life and health insurance underwriting; managed care compliance reviews; legal claims administration; and professional economic research services and litigation support.

The Company measures segment profit as income before income taxes. The Company has reclassified the 2001 amounts to be consistent with the new segment reporting.  Information on the revised segments follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$62,072	$45,393	$—	$107,465
Income (loss) before income taxes	5,930	6,429	—	12,359

	THREE MONTHS ENDED SEPTEMBER 30, 2001
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$58,018	$47,132	$1,089	$106,239
Income (loss) before income taxes	5,893	7,804	5,598	19,295

	NINE MONTHS ENDED SEPTEMBER 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$190,732	$125,804	$—	$316,536
Income (loss) before income taxes	19,727	14,420	—	34,147

	NINE MONTHS ENDED SEPTEMBER 30, 2001
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Divestitures, Closures and Special Charges	Consolidated
Revenue	$177,363	$140,890	$36,295	$354,548
Income (loss) before income taxes	20,568	22,127	(65,695)	(23,000)

7.  Derivatives and Other Comprehensive Income (Loss)

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

The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt.  The swap has been designated by the Company as a cash flow hedge.  As of September 30, 2002 the fair value of the interest rate swap was a liability of $1.0 million ($0.6 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread (7.025% and 7.275% at December 31, 2001 and September 30, 2002, respectively).

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

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and 2002 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net income (loss)	$11,963	$7,663	$(22,473)	$21,171
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax effect of $405, $(121), $811 and $(341), respectively	(660)	252	(1,322)	612
Total comprehensive income (loss)	$11,303	$7,915	$(23,795)	$21,783

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

Since our inception, we have acquired 72 companies and divested 17 companies.  We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single source solution for business process outsourcing.  The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

Business Segments

Our revenue relates to the following segments:

Information Management and Distribution.  This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services.

Healthcare, Regulatory and Legal Compliance.  This segment includes operations that provide the following services: medical records release; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing attending physicians’ statements for life and health insurance underwriting; managed care compliance reviews; legal claims administration; and professional economic research services and litigation support.

Basis for Management Discussion and Analysis

Cost of services consists primarily of compensation and benefits to employees providing goods and services to our clients; occupancy costs; equipment costs and supplies. Our cost of services also includes the cost of products sold for micrographics supplies and equipment, computer hardware and software and business imaging supplies and equipment.

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and related benefits to sales and marketing, executive management, accounting, human resources and other administrative employees; other sales and marketing costs; communications costs; insurance costs; and legal and accounting professional fees and expenses.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The results for the three months ended September 30, 2001 include the operating units that were divested in the third quarter of 2001.  To understand the ongoing company, the following table is provided to show the results of ongoing operations after pro forma adjustments eliminating (i) the results from operations for the divested companies and closed facilities, and the related special charges from the divestitures and closures, and (ii) the adoption of SFAS No. 142, which eliminated amortization of goodwill.  The following discussion of results of operations for the three months ended September 30, 2001 and 2002, will concentrate on ongoing operations.

	Three Months Ended September 30, (in thousands)
	2001			2002
	Ongoing Segments	Pro-forma Adjustments	Consolidated	Ongoing Segments	Pro-forma Adjustments	Consolidated
Revenue	$105,150	$1,089	$106,239	$107,465	$—	$107,465
Gross profit	41,512	119	41,631	39,204	—	39,204
SG&A	23,110	270	23,380	25,154	—	25,154
Operating income (loss)	18,402	3,136	21,538	13,961	—	13,961
Income (loss) before tax	16,142	3,153	19,295	12,359	—	12,359
Net income (loss)	10,250	1,713	11,963	7,663	—	7,663

Revenue

Our operations generated revenues of $107.5 million for the three months ended September 30, 2002, an increase of 2.2% as compared to the same period in 2001.  Our revenue is characterized as both project and recurring.  Project revenue consists of one-time projects in which the customer relationship is not guaranteed to continue after project completion.  Project revenue margins are usually higher than our average margins and the workload can be highly volatile.  Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer.  Recurring revenue is typically based on transaction volumes sent to us by our customers and these volumes are generally not contractually guaranteed.  Recurring revenue generally has lower margins than project revenue and is usually more predictable.  Project revenue declined $2.2 million from the prior year quarter resulting in a revenue mix shift between our project and recurring revenue.  Project revenue accounted for 33.7% of total revenue compared to 36.6% in the prior year’s quarter.  The difference between project and recurring revenue is important to the discussion of profitability and margins.

Revenue within our Information Management and Distribution segment increased 7.0% from $58.0 million for the three months ended September 30, 2001 to $62.1 million for the three months ended September 30, 2002.  This increase was due primarily to continued strong business volumes from our government and mortgage industry customers and the strategic acquisition of United Information Services, Inc. (“UIS”), a provider of statement processing services, during the first quarter of 2002.  Direct mail volumes were down slightly compared to the prior year quarter due primarily to the decline in industry spending, especially since September 11, 2001, and to customers’ reduced advertising budgets.  During the current quarter, the City of New York Human Resources Administration informed us that we did not receive their renewal contract award.  This contract has contributed approximately $3 million of revenues each quarter in 2002 and is expected to decline during the fourth quarter of 2002.

Revenue within our Healthcare, Regulatory and Legal Compliance segment decreased 3.7% from $47.1 million for the three months ended September 30, 2001 to $45.4 million for the three months ended September 30, 2002.  The decrease was attributable to a decline in project revenue within our claims administration business, which was down approximately $5.0 million.  Several large claims administration cases were completed during the third quarter of 2001, while the third quarter of 2002 includes several medium size projects and the start-up of one large project expected to be materially completed by the end of the first quarter 2003.  The lower project revenue was partially offset by increased volumes in our healthcare medical coding units and in our legal consulting and compliance units.

Gross profit

Gross profit decreased 5.6% from $41.5 million for the three months ended September 30, 2001 to $39.2 million for the three months ended September 30, 2002.  The decline was due largely to the lower project revenue in claims administration, which historically produces higher margins than our recurring business.  Consequently, gross profit as a percentage of revenue decreased from 39.5% for the three months ended September 30, 2001 to 36.5% for the three months ended September 30, 2002.

Selling, general and administrative expenses

SG&A increased 8.8% from $23.1 million, or 22.0% of revenue, for the three months ended September 30, 2001 to $25.2 million, or 23.4% of revenue, for the three months ended September 30, 2002.  This increase was primarily the result of increased national sales and marketing expenses, operational project management, and technology personnel to support the information management growth strategy.  Additionally, we have experienced higher workers’ compensation expense, increased personnel costs due to higher medical insurance expense and performance based incentive compensation, partially offset by expense control and reduction initiatives implemented during the first quarter of 2002.

Operating income

Operating income decreased 24.1% from $18.4 million, or 17.5% of revenue, for the three months ended September 30, 2001 to $14.0 million, or 13.0% of revenue, for the three months ended September 30, 2002.  The decline in operating income was largely attributable to the shift in revenue mix from higher margin project revenue to lower margin recurring revenue and the higher SG&A expenses discussed above.

Income before income taxes and net income

Income before income taxes decreased 23.4% from $16.1 million for the three months ended September 30, 2001 to $12.4 million for the three months ended September 30, 2002, and net income decreased 25.2% from $10.3 million for the three months ended September 30, 2001 to $7.7 million for the three months ended September 30, 2002, largely attributable to the items discussed above.

The effective tax rate of 36.5% and 38.0% for the three months ended September 30, 2001 and 2002, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes.  The effective tax rate has changed between the years due to acquiring companies in high income tax states and the adoption of SFAS 142, which eliminated the amortization of goodwill and intangible assets with indefinite lives for financial reporting purposes.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The results for the nine months ended September 30, 2001 include the operating units that were divested in the second and third quarters of 2001.  To understand the ongoing company, the following table is provided to show the results of ongoing operations after pro forma adjustments eliminating (i) the results from operations for the divested companies and closed facilities, and the related special charges from the divestitures and closures, and (ii) the adoption of SFAS No. 142, which eliminated amortization of goodwill.  The following discussion of results of operations for the nine months ended September 30, 2001 and 2002, will concentrate on ongoing operations.

	Nine Months Ended September 30, (in thousands)
	2001			2002
	Ongoing Segments	Pro-forma Adjustments	Consolidated	Ongoing Segments	Pro-forma Adjustments	Consolidated
Revenue	$318,253	$36,295	$354,548	$316,536	$—	$316,536
Gross profit	125,162	7,348	132,510	115,648	—	115,648
SG&A	68,123	10,176	78,299	76,182	—	76,182
Operating income (loss)	57,039	(72,501)	(15,462)	39,199	—	39,199
Income (loss) before tax	49,430	(72,430)	(23,000)	34,147	—	34,147
Net income (loss)	31,388	(53,861)	(22,473)	21,171	—	21,171

Revenue

Revenue decreased 0.5% from $318.3 million for the nine months ended September 30, 2001 to $316.5 million for the nine months ended September 30, 2002.  A decline in project revenue, which was down $15.4 million for the nine months ended September 30, 2002 compared to the prior year, and lower volumes in direct mail were the primary drivers.

Project revenue was down primarily due the number of very large legal claims administration cases completed during the first nine months of 2001 while the current year consisted mostly of medium size projects with one large project commencing at the end of September that is expected to conclude during the first quarter of 2003.  Project revenue accounted for 31.5% of total revenue for the nine months ended September 30, 2002 compared with 36.2% for the nine months ended September 30, 2001.  Revenue in direct mail was down $4.5 million or 12.2% compared to the prior year primarily due to the decline in industry spending, especially since September 11, 2001, and to customers’ reduced advertising budgets.  The weaknesses in project revenue and direct mail have been offset by increased volumes in information management and the acquisition of UIS in the first quarter of 2002.  The higher volumes in information management have mainly come from our governmental and mortgage industry customers.

During the third quarter of 2002, the City of New York Human Resources Administration informed us that we did not receive their renewal contract award.  This contract has contributed approximately $9 million of revenue year to date in 2002 and is expected to decline during the fourth quarter of 2002.

Gross Profit

Gross profit decreased 7.6% from $125.2 million for the nine months ended September 30, 2001 to $115.6 million for the nine months ended September 30, 2002. The decline was primarily due to lower project revenue, which historically produces higher margins than our recurring business, pricing pressures and lower volumes from direct mail.  Higher costs related to employee benefits, mainly medical insurance costs, and higher workers’ compensation insurance expense in the current year put additional pressure on margins.  Consequently, gross profit as a percentage of revenue decreased from 39.3% for the nine months ended September 30, 2001 to 36.5% for the nine months ended September 30, 2002.

Selling, general and administrative expenses

SG&A increased 11.8% from $68.1 million, or 21.4% of revenue, for the nine months ended September 30, 2001 to $76.2 million, or 24.1% of revenue, for the nine months ended September 30, 2002.  This increase was primarily the result of increased national sales and marketing expenses, operational project management, and technology personnel to support the information management growth strategy.  Additionally, we experienced increased personnel costs due to higher medical insurance expense and performance based incentive compensation, partially offset by expense control and reduction initiatives implemented during the first quarter of 2002.

Operating income

Operating income decreased 31.3% from $57.0 million, or 17.9% of revenue, for the nine months ended September 30, 2001 to $39.2 million, or 12.4% of revenue, for the nine months ended September 30, 2002. The decline was largely attributable to the shift in revenue mix from higher margin project revenue to lower margin recurring revenue.  Other factors contributing to the decline were pricing pressures and a highly competitive market place in direct mail and the higher SG&A expenses discussed above.

Income before income taxes and net income

Income before income taxes decreased 30.9% from $49.4 million for the nine months ended September 30, 2001 to $34.1 million for the nine months ended September 30, 2002, and net income decreased 32.6% from $31.4 million for the nine months ended September 30, 2001 to $21.2 million for the nine months ended September 30, 2002, largely due to the items discussed above.

The effective tax rate of 36.5% and 38.0% for the nine months ended September 30, 2001 and 2002, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes.  The effective tax rate has changed between the years due to acquiring companies in high income tax states and the adoption of SFAS 142, which eliminated the amortization of goodwill and intangible assets with indefinite lives for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had $42.5 million of working capital, including $6.0 million of cash.  Working capital at December 31, 2001, was $58.5 million, including $7.2 million of cash.  For the first nine months of 2002, cash provided by operating activities was $43.0 million compared to $38.2 million for the same period in 2001.  The increase in cash provided by operating activities is primarily attributable to improved collections in accounts receivable.  Net accounts receivable were $87.5 million at September 30, 2002 compared to $88.5 million at December 31, 2001.  Our days sales outstanding improved 2 days to 49 days at September 30, 2002 compared to 51 days at December 31, 2001.  During the nine months ended September 30, 2002, $12.2 million of uncollectible trade receivables were written-off against the allowance for doubtful accounts.  While these write-offs had no impact on cash flows or operating results during the nine months ended September 30, 2002, we expect lower estimated tax payments in the fourth quarter of 2002 due to the related tax deduction.

Certain of our acquisitions are subject to adjustments in overall consideration based upon the achievement of specified revenue and/or earnings targets generally over one to three year periods.  Under certain agreements, we have the option of changing the payment mix to use common stock versus cash in satisfying the liability.  Upon review of current market conditions, we believe it is more favorable to satisfy our current recorded obligations in cash rather than in common stock.  As a result,  during the  current quarter, a reclassification of $7.1 million of earnout liabilities from long-term obligations to accounts payable and accrued liabilities was made.  This reclassification had no impact on our cash flow from operations.

For the nine months ended September 30, 2002, investing activities consisted of additions to property, plant and equipment of $8.9 million and acquisition related payments of $19.2 million.  Acquisition related payments consist of the purchase of UIS in the first quarter of 2002 and certain other cash payments related to contingent consideration agreements of past acquisitions.  It is expected that we will pay an additional $15 million for contingent consideration agreements during the remainder of 2002.

Net cash used by financing activities was $16.2 million for the nine months ended September 30, 2002, primarily related to payments of $249.0 million on our line of credit, net of proceeds borrowed from our line of credit of  $233.0 million.

In April 2001, we entered into our line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”). Under this agreement, we can from time to time borrow up to $297.5 million through April 2, 2004, subject to certain customary borrowing capacity requirements. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services among other factors. Effective April 3, 2002, we extended $220.0 million of the $297.5 million commitment for an additional year to April 2, 2005.  In September 2002, additional extensions were granted by member banks, bringing the total commitment extended to April 2, 2005 to $290.0 million.  We paid fees of approximately $0.3 million for extending the commitment.

Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs.  However, our ability to borrow is contingent on certain leverage and fixed cost coverage ratios.  After application of such ratios and our total commercial commitments of $8.7 million for standby letters of credit, we had $83.6 million available to borrow under our 2001 Credit Agreement as of September 30, 2002.  In September 2002, an amendment was approved that extends the current fixed cost coverage ratio requirement of 1.25 until January 1, 2004.  This ratio was set to become more restrictive in the fourth quarter of 2002 by increasing to 1.50.  Under the amended agreement, the fixed cost ratio will remain at 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter.  Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities.  There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,410,444 shares were available as of September 30, 2002.  The shares available have not been reduced for any shares that may be issuable in the future to previous owners of acquired companies as contingent consideration liabilities.

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

Goodwill Impairment.  At January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and intangible assets are tested at a reporting group level rather than the individual operating unit level.  Management utilizes estimates to determine fair value of the reporting units.  These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors.  Estimates utilized in future calculations could differ from estimates used in the current period.  Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill in the given year.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to interest rate risk on its term loans and revolving credit facility.  Interest rates are fixed on the indenture and capital lease obligations.  The Company has entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its revolving credit facility.  This swap has the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775% plus the applicable floating spread.  The swap has been designated by the Company as a cash flow hedge.  As of September 30, 2002, the fair value of the interest rate swap was a liability of $1.0 million ($0.6 million, net of tax), which was recorded in the accompanying consolidated balance sheet in other long-term obligations with an offset recorded in equity as other comprehensive loss.

Item 4.                                   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings.

(b)           Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.                        OTHER INFORMATION

Item 1.            Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business.  While we do not believe that we are currently a party to any litigation required to be disclosed under Item 103 of Regulation S-K of the Securities Exchange Act of 1934, as amended, and the instructions thereto, the following is a brief description of  three of the legal matters that we are involved in.  We do not believe that these actions, nor any other actions that we are a party to, will have a material adverse effect on our business or financial condition, however in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

DeBari Litigation

In March 1999, we filed a lawsuit styled DeBari Associates Acquisition Corp. v. Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin in the Supreme Court of the State of New York (“Nortec Action”). In the Nortec Action, we were seeking a declaratory judgment that Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin (the “Nortec Defendants”) have no interest in Net Data, Inc., a subsidiary of a company acquired by us in February 1998.  We divested the operating assets of Net Data, Inc. as part of our 2001 strategic realignment plan.  The Nortec Defendants counterclaimed alleging breach of contract, fraud, breach of fiduciary duty as a joint venturer and unjust enrichment.  The trial for the above matter concluded mid-October 2002, with the jury finding in our favor (i.e. that the Nortec Defendants did not have a right to any part of Net Data, Inc. or any portion of the proceeds from its purchase).  The Nortec Defendants deadline for filing a motion for a judgement notwithstanding the verdict is November 18, 2002.  Following the ruling on any such motion, the parties would have further opportunity to appeal.

Roy Weatherford, et al vs. Franklin Bank and Franklin Bank vs. MAVRICC Management Systems, Inc.

On February 24, 1992, MAVRICC Management Systems, Inc. (one of our wholly-owned subsidiaries, the operating assets of which were divested by us as part of our 2001 strategic realignment plan) entered into an agreement with Franklin Bank, N.A. whereby MAVRICC agreed to maintain records for individual IRAs and Keogh Plans and to perform certain activities (specifically described in the contract) necessary to assist Franklin Bank, N.A. in serving as a custodian for specific IRAs.  On August 6, 2001, Plaintiffs Roy Weatherford, Lois Weatherford, James L. Loper and Alma D. Owen initiated a class action lawsuit against Franklin Bank, N.A. in Tennessee’s Sumner County Circuit Court, Chancellory Division, alleging breach of fiduciary duty, breach of contract, negligence and violation of the Consumer Protection Act.  The Weatherford complaint seeks compensatory and punitive damages from Franklin Bank, N.A.  On September 28, 2001, Franklin Bank, N.A. filed its Third-Party Complaint against MAVRICC for indemnification, alleging that MAVRICC breached the agreement.  A hearing on whether a class should be certified is currently anticipated to take place sometime in or about December 2002.  We believe we have meritorious defenses and intend to continue to vigorously defend any claims made against us in this matter.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United Sates for which MCP agreed to pay HMA a percentage of gross revenues paid to MCP by the provider (customer).  The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”).  On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date.  On August 26, 2002, our motion for summary judgement was denied.  The lawsuit is currently scheduled for trial in March 2003.  We believe we have meritorious defenses and intend to continue to vigorously defend any claims made against us in this matter.

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

	10.1	Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A., and the other signatories thereto.

	99.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act

(b)                                Reports on Form 8-K

On August 8, 2002, the Company filed a Current Report on Form 8-K with the Commission dated August 7, 2002, reporting under Item 5 thereto, the filing of a press release relating to the 2002 second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, Incorporated

Date: November 14, 2002	By:	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr.
Chief Executive Officer and President

Date: November 14, 2002	By:	/s/ Barry L. Edwards
Barry L. Edwards
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ed H. Bowman, Jr., certify that:

1.               I have reviewed this quarterly report on Form 10-Q of SOURCECORP, Incorporated;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

SOURCECORP, Incorporated

Date: November 14, 2002	By:	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr.
Chief Executive Officer and President

CERTIFICATIONS

I, Barry L. Edwards, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of SOURCECORP, Incorporated;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

SOURCECORP, Incorporated

Date: November 14, 2002	By:	/s/ Barry L. Edwards
Barry L. Edwards
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.1	Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A., and the other signatories thereto.

99.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act