Form 10-K
period 2002-12-31
SOURCECORP INC
filed 2003-03-31
CIK 936931

Use these links to rapidly review the document
TABLE OF CONTENTS
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27444

SOURCECORP, Incorporated
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2560895 (I.R.S. Employer Identification No.)
3232 MCKINNEY AVE., SUITE 1000, DALLAS, TEXAS (Address of principal executive offices)	75204 (zip code)
(214) 740-6500 Registrant's telephone number, (including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of Class)

(Former name or former address if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 (the last business day of the Company's most recently completed second fiscal quarter) was $458,568,561 based on the last sale price of $26.50 of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on June 28, 2002.

        As of March 24, 2003, 16,600,684 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2002 are incorporated by reference into Part III of this Form 10-K.

SOURCECORP, Incorporated
2002 FORM 10-K ANNUAL REPORT

PART I

        This Report contains certain forward-looking statements such as our intentions, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the risk of integrating our operating companies, of the timing and magnitude of technological advances, of the occurrences of future events that could diminish our customers' needs for our services, of a change in the degree to which companies continue to outsource business processes, as well as such other risks set forth under the heading Risk Factors included in this report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. Business

General

        SOURCECORP, Incorporated is a national provider of business process outsourcing solutions specializing in document management and information management. We offer clients in information-intensive industries—such as financial services, government, legal, healthcare and transportation—the solutions to manage their information and document intensive business processes, enabling these organizations to concentrate on their core competencies.

        As a national business process outsourcing provider, we operate approximately 123 facilities in 24 states, Washington, D.C. and Mexico, with over 8,400 employees.

        We serve a diverse client base, including customers in the financial services, health insurance, health provider, legal and transportation/logistics industries as well as public sector agencies and non-profit organizations. Organizations can outsource many of their information management, distribution and specific information-intensive processes to us due to the breadth of our outsourcing capabilities.

        We believe that the business process outsourcing solutions market is growing due to several factors, including: (i) government regulations that require lengthy document retention periods and rapid accessibility for many types of records; (ii) continuing advancements in computer, networking, facsimile, printing and other technologies that have greatly facilitated the production and wide distribution of documents; (iii) the increasing litigiousness of society, necessitating access to relevant documents and records for extended periods of time; and (iv) increased customer expectations of low cost access to records on short notice.

        Our customer profile includes enterprises, both commercial and public-sector, which have information-intensive business processes involving large volumes of documents, forms, case files and other types of information that require specialized processing and storage, with frequent access and distribution. We believe that these clients will continue to increase their outsourcing of document and information management needs in order to further focus on their core operating competencies and revenue generating activities; reduce fixed costs, including labor and equipment costs; and gain access to new technologies without incurring the investments and risks of obsolescence associated with the technologies required to effectively meet these needs.

Business Strategy

        Our goal is to become a leading provider in the U.S. of business process outsourcing solutions with information and document intensive services, including financial services, government, legal, healthcare and transportation. This will involve extending our involvement in key business processes that we serve today with additional processing services. In order to achieve this goal, we have implemented the following focused business strategy, which we believe will attract and retain clients:

        Economies and Efficiencies.    We intend to deliver better, faster and more cost effective services than our customers can provide for themselves.

        Scope and Scale.    We plan to continue to establish a range of business processing outsourcing operations to meet the diverse needs of customers by expanding existing businesses and making selected strategic acquisitions. We intend to continue to handle large volume engagements associated with information-intensive processes.

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

        Increase National Account Selling Resources.    We intend to expand investments in sales and sales support personnel and resources to expand our pursuit of large enterprises within our key markets. We intend to increase the number of large accounts we can pursue at a given time and, through additional reference-able client relationships over time, increase our win rates.

        Emphasize Account Penetration.    We intend to emphasize account penetration in two primary ways. First, we intend to continue to sell our existing clients additional business process outsourcing solutions provided by our other businesses. Second, we intend to use our knowledge with respect to specific industry segments to sell such services to new clients.

        Increase Investments in Technology.    We intend to increase our investments in technology in order to facilitate the integration of our service platforms, reduce labor costs relative to our growth, and provide our services in more efficient ways. These investments include the acquisition of new-generation high speed scanning equipment, optical character recognition software and systems, communication systems and other infrastructure related to our service platforms.

        Achieve Cost Savings through Consolidation and Economies of Scale.    We believe that we will continue to achieve savings by continuing to combine a number of general and administrative functions at the corporate level, such as accounting, tax, human resources and legal, by reducing or eliminating redundant functions and facilities, and by implementing national purchasing programs.

        Internet.    We intend to continue to utilize web-based technologies. Our plans include business-to-business e-commerce enabler products to provide critical back office functions. Our e-business strategy revolves around three areas: (i) order entry and status; (ii) web conversion services; and (iii) web storage and retrieval.

        Operate With Business Segments and Local Management.    We have placed all of our operations into two reportable segments. These segments are comprised of operating units, each of which is focused on providing common services to common customer bases and achieving synergies. At the same time, we have made and are continuing to make, a significant effort toward integrating our operating units into a national operating company platform that has the capability of penetrating larger accounts.

We believe that the experienced local management teams of our operating units have a valuable understanding of their respective markets and businesses and can capitalize on existing client relationships. Multiple operating units are led by Division Presidents, each of which has broad based management experience.

Acquisition and Divestiture Strategy

        We have transitioned to an operating company supported by a strategic acquisition program. Since our inception, we have acquired 72 companies and divested 17 operating units as of December 31, 2002. Of these acquisitions, 85% were completed in the first four years following our initial public offering, in January 1996, as we established a geographic footprint to enable us to provide services nationally. Periodically, we evaluate candidates for acquisition, as well as our operating units for possible divestiture, as a part of our strategic plan. Accordingly, we screen companies in conjunction with our operating management team in order to acquire those candidates that meet certain strategic requirements. These criteria include service expansion to broaden service offerings, additional technology, added management strength, industry expertise, expansion of our customer base and geographic need.

        We believe that we will continue to be a successful acquirer of other business process outsourcing solution companies, nevertheless, there are numerous risks associated with our acquisition program. See "Risk Factors."

        During the second and third quarters of 2001, we completed a strategic realignment plan to better position the Company to pursue business process outsourcing. As part of this plan, we identified certain non-strategic service offerings for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic service offerings were evaluated based on criteria such as market growth potential, current operating performance, revenue and earnings growth potential, and expected sources and uses of capital. Pursuant to this plan, we completed the sale or closure of 15 operating units during 2001. These units related to the following services: (i) automated litigation support services; (ii) high-speed, multiple-set reproduction of documents; (iii) records acquisition in the form of subpoena of business documents and service of process; (iv) commercial system integration services; and (v) investor services. These divested units collectively accounted for approximately 22% of 2000 revenues and 4% of 2000 operating income.

Services Offered

        We provide a variety of business process outsourcing solutions and draw upon our available services to develop solutions for our clients based on their specific needs. As a result of the 2001 strategic realignment plan discussed above, we realigned our operating units into the following segments: Information Management and Distribution; and Healthcare, Regulatory and Legal Compliance. See Note 16, Segment Reporting, of Notes to Consolidated Financial Statements of SOURCECORP, Incorporated and subsidiaries for the last three years' financial results under these segments.

        Information Management and Distribution.    We offer business process solutions including electronic conversion services, analog services, data capture and database management services, internet repository services, print and mail services, including statement processing, direct mail, fulfillment services and in-bound mail room services.

        Electronic Conversion Services involve the conversion of paper or microfilm documents into digitized information through optical scanners. Information can be stored as a digitized image or converted to code through optical character recognition (OCR). Conversion to code provides additional processing capabilities, such as manipulation of data. In both cases, the digitized information can be stored on magnetic medium, such as a computer diskette, optical laser discs, or compact discs.

Electronic imaging is generally used because of the storage media's high speed of retrieval, its multiple indexing and text search formatting capabilities and its ability to be used to distribute output to multiple locations. Additionally, images may be stored and accessed via web-based repositories. Electronic conversion services are typically billed on a job-by-job basis, based on the number of images and complexity of the storage retrieval applications.

        Data Capture and Database Management Services involve data capture (manually or through scanning or other electronic media), data consolidation and elimination, storage, maintenance, formatting and report creation. Data capture includes the conversion of text and handwritten paper media as well as images into digital files. An advantage of digital files is the ability to manipulate large amounts of data quickly and efficiently. In some cases, database services include statistical analysis of data. Additionally, services are offered to governmental agencies to generate digital images of medical record information and facilitate image processing for several state and local government agencies.

        Internet Repository Services adds electronic object storage and internet-based retrieval capabilities to complement our document capture and conversion services. Through this combination of technology and services, customers can look to us for secure and timely access to digital documents.

        Full-Service Printing and Statement Processing Services provide customers with rapid, reliable and cost-effective methods for making large-scale distributions of items such as corporate advertising, political campaign literature, consumer notices, bills, statements and annual reports for its customers. Our service also includes the ability to deliver efficient postal routing to fulfill consumer requests for specific information. In addition, we have the ability to send blast e-mail services, including high-level graphics and sound, to supplement our existing services.

        Healthcare, Regulatory and Legal Compliance.    Our services include medical records release, off-site active storage of a healthcare institutions' medical records, online delivery of images of selected medical records, temporary staffing services, providing managed care compliance reviews, legal claims administration, and professional economic research and litigation services.

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

        Additional services include archival records storage and management, document and data conversion, archiving and imaging services to hospital radiology departments, imaging and electronic storage of medical records for hosptials, temporary staffing services for hospital information management departments, coding and abstracting of medical records, and managed care payment compliance reviews.

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

        Legal Claims Administration Services provide turn-key services to administer legal settlements. Services include compiling and managing claims databases, conducting mail campaigns for settlement communications and providing communications support for settlements through our in-bound call centers. We identify and notify members of class action lawsuits or other groups, answer questions, track and record contact with class action or other group members, process claims and distribute settlement funds.

        Professional Economic Research and Litigation Services include high level consulting services ranging from fair lending, labor discrimination and forensic analysis to trial support for law firms and corporations.

Sales and Marketing

        We have a broad customer base. No customer accounted for more than 5% of revenue or 7% of gross profit for the year ended December 31, 2002. Historically, our sales efforts have been implemented on a location-by-location basis and typically have been coordinated through sales personnel as part of the local management's responsibilities. Our existing local sales efforts are carried out through local sales representatives. We continue to strive to increase our client base by attracting clients away from small, single business operators as a result of our ability to offer a broader range of solutions for our clients' needs. In addition, we intend to continue to focus on increasing revenue from our existing clients by selling additional services and broadening our product offerings. We will continue to augment local sales and marketing efforts through the continued implementation of a regional and national sales/account program.

Competition

        The business process outsourcing solution markets in which we compete and expect to compete are highly competitive. A significant source of competition is the in-house document handling capability of our target client base. There can be no assurance that these businesses will outsource more of their document management needs or that they will not bring in-house, services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. We intend to continue to enter new geographic areas through internal growth and potentially through acquisitions and expect to encounter significant competition from established competitors in each of such areas. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new customers and new companies and our results of operations may be adversely affected.

        We believe that the principal competitive factors in business process outsourcing solution services include accuracy, reliability and security of service, client segment specific knowledge and price. We compete primarily on the basis of quality of service and client segment specific knowledge as well as our ability to handle large volumes and projects, and believe that we compete favorably with respect to these factors. We continue to consolidate and integrate our service-delivery capabilities to increase our operational efficiencies. We are also increasing our use of offshore personnel and technology to provide our services, where applicable, in order to increase our pricing competitiveness.

Employees

        As of December 31, 2002, we had over 6,500 full-time and over 1,900 part-time employees. As of such date, we had 97 employees represented by labor unions. We consider our relations with our employees to be good.

Our Executive Officers

        The following table sets forth certain information concerning each of our executive officers as of March 24, 2003:

NAME	AGE	POSITION
Thomas C. Walker	70	Chairman of the Board and Chief Development Officer
Ed H. Bowman, Jr.	56	President, Chief Executive Officer and Director
Barry L. Edwards	55	Executive Vice President and Chief Financial Officer
Joe A. Rose	52	Executive Vice President, Chief Operating Officer and Director
Charles S. Gilbert	36	Senior Vice President, General Counsel and Secretary
Michael S. Rupe	52	Senior Vice President and President—Information Distribution Solutions Division
Kerry Walbridge	51	Senior Vice President and President—Business Process Solutions Division
Ronald Zazworsky	58	Senior Vice President and President—HEALTHSERVE Division
W. Bryan Hill	36	Vice President and Chief Accounting Officer

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

        Barry L. Edwards has been an Executive Vice President and our Chief Financial Officer since August 2000. From November 1994 to March 2000, Mr. Edwards was Executive Vice President and Chief Financial Officer for AMRESCO, a nationwide financial services company. From December 1978 to November 1994, Mr. Edwards was Vice President and Treasurer of Liberty Corporation, an insurance and broadcasting holding company. Mr. Edwards received a B.S. degree in Finance and

Economics from Lehigh University in 1969, and an M.B.A degree from the University of Virginia Darden School of Business in 1972. Mr. Edwards is a board member for Ryan's Family Steakhouses and Robert Harris Homes.

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

        Kerry Walbridge has been a Division President since March 2001. From April 2000 to December 2000, Mr. Walbridge was President and CEO of eMake Corporation, a first-to-market provider of web hosted ERP software solutions and electronic supply chain services to the manufacturing market. From August 1998 to April 2000, Mr. Walbridge was Senior Vice President Sales and Marketing for Outsourcing Solutions, Inc. the nations largest provider of accounts receivable management services. From November 1991 to June 1993 and from June 1996 to August 1998, Mr. Walbridge was a Division Vice President for EDS and from April 1988 to November 1991 Mr. Walbridge was a Division Vice President for McDonnell Douglas Systems Integration. Mr. Walbridge holds a B.S. degree in Business from St. Louis University.

        Ronald Zazworsky has been a Division President since November 2000. From October 1997 until November 2000, Mr. Zazworsky was our Senior Vice President—HealthSERVE. From February 1994 until July 1997, Mr. Zazworsky was Senior Vice President at Medaphis Corporation, an outsourcer of financial and business management services for hospitals and physician groups. From April 1992 to February 1994, Mr. Zazworsky was President and CEO at Habersham Banking Solutions, Inc., a private check imaging software firm, where he also served on its board of directors. Prior to 1992, Mr. Zazworsky was employed at HBOC, a healthcare systems and services organization, as Regional Vice President for eight years. Previously, Mr. Zazworsky held various sales, marketing, and management positions at IBM. Mr. Zazworsky holds a B.A. degree from Gettysburg College and a M.B.A. degree from Emory University.

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

We may not be able to continue to effectively integrate all of our operating companies

        Our growth and future financial performance depend on our ability to continue to integrate our operating companies. A number of our operating companies offer different services, use different capabilities, technologies and information systems and target different geographic markets and client segments. These differences increase the risk in successfully completing the integration of our operating companies. Any difficulties we encounter in the integration process could adversely affect us and we can not assure you that our operating results will match or exceed the combined individual operating results achieved by our operating companies prior to their acquisition.

Any future acquisitions will require financing

        We currently intend to finance any future acquisitions by using cash and in some cases our common stock for all or a portion of the consideration to be paid. In the event that our common stock is not at a sufficient value at the time of an acquisition, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to consummate acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings. Under our line of credit with a group of banks led by Bank of America, SunTrust and Wells Fargo, we and our subsidiaries could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount of $297.5 million for working capital, general corporate purposes and acquisitions, subject to certain restrictions in our line of credit. As of December 31, 2002, the availability under the line of credit was approximately $62.1 million. We cannot assure you, however, that funds available under our line of credit will be sufficient for our needs.

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

We face intense competition

        The business process outsourcing services industry is highly competitive. We cannot guarantee that we will be able to compete successfully in the future. A significant source of competition is the in-house document handling capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house, services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas than we do, and others may choose to enter our areas of operation in the future. In addition, we intend to enter new geographic areas through internal growth and acquisitions and expect to encounter significant competition from established competitors in each new area. Some of our competitors have a greater international presence than us and offer a broader range of services in certain segments. In such an increasingly competitive environment, we may lose clients or have difficulty in acquiring new clients and new companies, and our results of operations may be adversely affected. In addition, we may be forced to lower our pricing, or, if demand for our services decreases our business, financial condition and results of operations could be materially and adversely affected.

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

Meeting changes in technology could be costly and, if we do not keep up with these changes, we could lose existing clients and be unable to attract new clients

        The markets for our business process outsourcing services are subject to rapid technological changes and rapid changes in client requirements. To compete, we commit substantial resources to operating multiple hardware platforms, to customizing third-party software programs and to training client personnel and our personnel in the use of new technologies. Future hardware, software and other products may be able to manipulate large amounts of documents and information more cost effectively than existing products that we use. Information processing is shifting toward client-server and web-based systems, in which individual computers or groups of personal computers and mid-range systems replace older systems. This trend could adversely affect our business and financial results and result in us losing clients and being unable to attract new clients. We have committed substantial resources to developing outsourcing solutions for these distributed computing environments. We cannot guarantee that we will be successful in customizing products and services that incorporate new technology on a timely basis. We also cannot guarantee that we will continue to be able to deliver the services and products demanded by the marketplace. Technology costs have also dropped significantly in recent years due in large part to hardware technology advances.

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

Government regulations may hinder our ability to change prices

        In our medical records release of information business, there is state legislation from time to time aimed at fixing the price that can be charged for copying and distributing medical records information. Depending on the severity of such pricing legislation, there can be significant pressure on the profit margins associated with providing medical records release services. Today, some form of pricing legislation exists in many states in the United States. Further, such pricing legislation from time to time results in putative class action lawsuits alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs' reading of the applicable regulated charge. The defense of such suits can exert further pressure on related profit margins.

Revenue mix may impact margins

        Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Conversely, recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on transaction volumes sent to us by our customers and these volumes are typically not contractual or otherwise guaranteed. Project revenue margins are usually higher than our average margins and the workload can be highly volatile. Recurring revenue typically has lower margins than project revenue but is usually more predictable. To the extent our business mix shifts from project-oriented to recurring service offerings, our gross margins may decline.

Our clients' ability to terminate contracts creates an uncertain revenue stream and could decrease our revenues and profitability

        Some of our government and other clients can terminate their contracts for any reason, provided the notification procedures stated in the contract are followed, even though our performance is consistent with the service levels specified in the contract. In addition, public sector contracts are subject to detailed regulatory requirements and public policies, as well as to funding priorities. Some of our contracts with clients permit termination in the event our performance is not consistent with the service levels specified in those contracts. If we fail to achieve specific contract standards, many of our document and information outsourcing contracts provide for credits for our clients or, in some cases, re-pricing provisions that can result in reductions of our fees for performing our services. In these situations, we could incur unforeseen costs or financial penalties in performing the contract.

HIPAA regulations

        As a result of statutory authority granted pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the United States Department of Health and Human Services has recently issued regulations regarding the use and disclosure of personal health information by health care providers, health plans, and certain other "covered entities" operating in the health care industry. The HIPAA regulations require covered entities to take steps to maintain the privacy and security of personal health information. While we are not a "covered entity" directly governed by these regulations (though in some cases the Company's group health plans may be "covered entities"), many of our customers are covered entities under the HIPAA regulations, and these customers are required to adjust their business arrangements to comply with HIPAA. These customers will be required to enter into "business associate arrangements" with us that conform to the requirements of HIPAA. The requirements of HIPAA, and the costs of complying with HIPAA, may adversely affect the business operations of these customers, which could have a negative impact on our business operations. Furthermore, the requirements of the "business associate arrangements," and the changes we will have to make in our operations to comply with such agreements, will increase our costs of operations. To the extent we are unable to comply with the provisions of such agreements, we could lose the business generated by those clients or could be subject to damages for violation of its "business associate agreements" with those clients.

We may have future goodwill impairments

        Due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. The impairment test consists of determining the fair value of goodwill and other intangible assets and comparing the fair value to current book values. The impairment test includes our estimates and assumptions regarding business trends and growth. If economic events occur that cause us to revise our estimates and assumptions used in determining the fair value of our goodwill and other intangible assets, such revisions could result in an impairment charge that could have a material adverse impact on our financial statements during the period incurred. As of December 31, 2002, there was no impairment of goodwill and no events existed that required evaluation of impairment for other intangible assets.

Our financial covenants become more restrictive in the future

        Under our line of credit agreement, we are subject to certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial ratios. Certain of these covenants become more restrictive over time. While we are currently in compliance with such covenants, an erosion of our business could place the Company out of compliance in the future. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company may seek a waiver from such lenders. See Note 8, Long-term Obligations and Credit Facilities, of Notes to Consolidated Financial Statements.

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

We may have environmental liabilities in the future

        We are subject to regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water in connection with some of our facilities. We are not aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on our business, financial condition or results of operations. However, we cannot assure you that environmental liabilities in the future will not have a material adverse effect on our business, financial condition or results of operations.

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

Other risks, unknown or immaterial today, may become known or material in the future

        We have attempted to identify certain material risk factors currently affecting us. However, additional risks that we do not yet know of, that are not described herein, or that we currently think are immaterial, may occur or become material. These risks could impair our business operations or adversely affect our results of operations.

ITEM 2. Properties

        As of December 31, 2002, we operated approximately 123 facilities in 24 states. Except for the three facilities we own, (which are located in Maryland, Florida and Alabama) all of these facilities were leased and were principally used for operations and general administrative functions. As of December 31, 2002, such leased facilities consisted of approximately 1.9 million square feet. In addition, our employees are in numerous client locations where we neither own nor lease the occupied space, primarily in connection with our Healthcare, Regulatory and Legal Compliance segment. See Note 9, Lease Commitments, of Notes to Consolidated Financial Statements for further information relating to leases.

        In order to secure our obligations under our current line of credit, we granted to Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents for our lenders, a security interest in the capital stock of our material subsidiaries and, in the event we exceed a designated leverage ratio, a lien on substantially all of our properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." See Note 8, Long-term Obligations and Credit Facilities, of the Notes to the Consolidated Financial Statements.

        We believe that our properties are generally well maintained, in good condition and adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available when required.

ITEM 3. Legal Proceedings

        We are, from time to time, a party to litigation arising in the normal course of business. The following is a brief description of five of the legal matters that we are involved in. We do not believe these actions, nor any of the actions that we are a party to, will have a material adverse effect on our business or financial condition, however in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

DeBari Litigation

        In March 1999, we filed a lawsuit styled DeBari Associates Acquisition Corp. v. Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin in the Supreme Court of the State of New York ("Nortec Action"). In the Nortec Action, we were seeking a declaratory judgment that Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin (the "Nortec Defendants") have no interest in Net Data, Inc., a subsidiary of a company acquired by us in February 1998. We divested the operating assets of Net Data, Inc. as part of our 2001 strategic realignment plan. The Nortec Defendants counterclaimed alleging breach of contract, fraud, breach of fiduciary duty as a joint venturer and unjust enrichment. The trial for the above matter concluded mid-October 2002, with the jury finding in our favor (i.e. that the Nortec Defendants did not have a right to any part of Net Data, Inc. or any portion of the proceeds from its purchase). On February 7, 2003, the judge entered its order, reflecting the jury's finding in our favor. The Nortec Defendants deadline for filing a notice of appeal is 90 days from such order, being May 8, 2003; if such a notice of appeal is filed, the Nortec Defendants would have an extended period of time in which to file an appeal.

Roy Weatherford, et al vs. Franklin Bank and Franklin Bank vs. MAVRICC Management Systems, Inc.

        On February 24, 1992, MAVRICC Management Systems, Inc. (one of our wholly-owned subsidiaries, the operating assets of which were divested by us as part of our 2001 strategic realignment plan) ("MAVRICC") entered into an agreement with Franklin Bank, N.A. whereby MAVRICC agreed to maintain records for individual IRAs and Keogh Plans and to perform certain activities (specifically described in the contract) necessary to assist Franklin Bank, N.A. in serving as a custodian for specific IRAs. On August 6, 2001, Plaintiffs Roy Weatherford, Lois Weatherford, James L. Loper and Alma D. Owen initiated a class action lawsuit against Franklin Bank, N.A. in Tennessee's Sumner County Circuit Court, Chancellory Division, alleging breach of fiduciary duty, breach of contract, negligence and violation of the Consumer Protection Act. The Weatherford complaint seeks compensatory and punitive damages from Franklin Bank, N.A. On September 28, 2001, Franklin Bank, N.A. filed its Third-Party Complaint against MAVRICC for indemnification, alleging that MAVRICC breached the agreement. A hearing on whether a class should be certified has not been set. On February 27, 2003, the parties to this action filed an agreed order of dismissal without prejudice, which, upon entry by the court, would dismiss both the complaint against Franklin Bank and Franklin Bank's Third Party Complaint against MAVRICC; however, as the complaints will be dismissed without prejudice, it is possible for such parties to later reassert such claims. We believe that if such claims were reasserted, we would have meritorious defenses and would vigorously defend any such claims made against us in this matter.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

        On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) ("MCP") entered into an "Exclusive Marketing Agreement" with Healthcare Marketing Associates, Inc. ("HMA") whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 ("Termination Date"). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. On August 26, 2002, our motion for summary judgment was denied. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff's favor in the amount of $1.782 million plus prejudgment interest, which equates to approximately $2.2 million in total as of March 5, 2003. The judgment amount plus prejudgment interest costs have been included in our 2002 results. We intend to appeal this ruling. We believe we have meritorious points of error for appeal and intend to continue to vigorously defend the claims made against us in this matter. See Note 15, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Various ROI Copy Charge Matters

        From time to time, various of our subsidiaries that perform release of information ("ROI") services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs' reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. We are currently a party to several such suits in various stages of development. We believe we have meritorious defenses and intend to continue to vigorously defend any claims made against us in these matters.

Mattel v. SOURCECORP

        On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleges that one of our subsidiaries is liable for the loss of various products and prototypes allegedly stored at one of our subsidiary's box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff has not stated their damages, but alleges they are in excess of $2.5 million. The Company has not included any significant amounts related to this matter in its result of operations for 2002. We believe we have meritorious defenses and intend to vigorously defend any claims made against us in this matter.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

        In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which we asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the "Texas Action"). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the "Sacramento Action") and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the "San Francisco Action"). In the consolidated action, we additionally filed claims against the sellers' accountants and the two sellers filed claims against us. Specifically, the sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers' allege damages of approximately $1.5 million. We have asserted damages in excess of $8 million. We believe we have meritorious defenses to sellers' claims and intend to vigorously defend any claims made against us in this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the year ended December 31, 2002, no matters were submitted to a vote of the security holders.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our common stock trades on The Nasdaq Stock Market under the symbol "SRCP" (formerly "FYII"). The following table sets forth, for our fiscal periods indicated, the range of high and low reported sale prices for our common stock.

	High	Low
Fiscal Year 2001
First Quarter	$37.88	$29.63
Second Quarter	$44.50	$30.63
Third Quarter	$43.10	$33.88
Fourth Quarter	$39.65	$26.69
Fiscal Year 2002
First Quarter	$33.43	$22.08
Second Quarter	$31.15	$23.65
Third Quarter	$26.52	$18.99
Fourth Quarter	$24.05	$16.12

Holders

        On March 24, 2003, the last reported sale price of our common stock on the Nasdaq Stock Market was $13.89 per share. At March 24, 2003, there were 85 holders of record of our common stock and 16,600,684 shares outstanding.

Dividends

        We have not declared any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Further, our credit facility prohibits payment of cash and similar dividends. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that our Board of Directors deems relevant.

ITEM 6. Selected Financial Data

Selected Financial Data

        We were founded in September 1994, and we effectively began our operations on January 26, 1996, following the completion of our initial public offering ("IPO"). We acquired, simultaneously with and as a condition to the closing of the IPO, seven Founding Companies.

        Since the IPO, and through December 31, 2002, we acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. ("Rust") in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. (collectively, "MAVRICC") in March 1997; (iii) Input of Texas, Inc. ("Input") in March 1997; (iv) Micro Publishing Systems ("MPS") in December 1997; (v) Lifo Systems, Inc. ("Lifo") in February 1998; (vi) Creative Mailings, Inc. ("CMI") in September 1998; (vii) Economic Research Services, Inc. ("ERS") in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc. (collectively, "TCH") in December 1998; and (ix) Advanced Digital Graphics, Inc. ("ADG") in December 1998 (collectively, the "Pooled Companies"). Our consolidated financial statements for all periods presented have been restated to include the accounts of MAVRICC, Input, CMI, and ERS. Our consolidated financial statements were not restated for the Rust, MPS, Lifo, TCH and ADG acquisitions for the periods prior to January 1, 1998 due to their individual financial immateriality. We and the Pooled Companies were not under common control or management during the periods prior to their respective mergers. Our results of operations for the periods presented may not be indicative of the results in the future because of (i) the impact of acquisitions recorded as purchases, whose results are only included subsequent to the purchase date; (ii) the impact of acquisitions recorded as poolings-of-interests, whose predecessor companies were not under common control or management; and (iii) the impact of divestitures.

        Subsequent to the IPO and through December 31, 2002, we acquired 56 additional companies in transactions accounted for as purchases and have divested 17 operating units by sale or closure. Our results of operations include the results of these acquisitions from the date of their respective acquisitions and the results of the divestitures up to the effective date.

        Our Selected Financial Data have been derived from our consolidated financial statements. Arthur Andersen LLP audited our 1998, 1999, 2000, and 2001 consolidated financial statements. Deloitte & Touche LLP audited our 2002 consolidated financial statements.

        Our Selected Financial Data provided below should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Report.

Selected Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Revenue	$240,906	$350,044	$472,155	$454,695	$429,380
Cost of services	147,964	213,928	287,388	272,476	259,399
Special charges (1)	—	—	—	417	—
Depreciation	5,889	8,815	13,802	14,632	14,284

Gross profit	87,053	127,301	170,965	167,170	155,697
Selling, general and administrative expenses	55,594	78,577	100,456	101,633	103,851
Gain on sale of assets of subsidiary, net	(4,394)	—	—	—	—
Special charges (1)	—	—	—	62,167	—
Amortization (2)	4,845	4,748	8,554	10,032	356

Operating income (loss)	31,008	43,976	61,955	(6,662)	51,490
Interest and other (income) expense, net (3)	990	3,975	8,927	9,363	6,599

Income (loss) before income taxes	30,018	40,001	53,028	(16,025)	44,891
Provision for income taxes	12,007	16,000	20,927	2,124	17,059

Net income (loss)	$18,011	$24,001	$32,101	$(18,149)	$27,832

Net income (loss) per common share
Basic	$1.35	$1.70	$2.10	$(1.08)	$1.61
Diluted	$1.31	$1.60	$2.00	$(1.08)	$1.58
Weighted average common shares outstanding
Basic	13,370	14,149	15,284	16,748	17,334
Diluted	13,731	14,990	16,065	16,748	17,609
Balance Sheet Data:
Working capital	$37,793	$20,113	$55,920	$58,534	$38,988
Total assets	206,970	369,355	454,709	463,071	467,607
Long-term obligations, net of current maturities	31,498	85,172	123,784	116,055	89,640
Stockholders' equity	138,735	175,009	253,392	271,173	302,676

(1)
Special charges represent expenses and asset write-downs associated with the 2001 strategic realignment plan. We sold or closed 15 operating units pursuant to this plan. Special charges consist primarily of net loss or gain on sale or closure, other asset write-downs, and accrued contingencies such as legal claims, contract termination costs and various disposal expenses.
(2)
On January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated amortization, on a prospective basis, of goodwill and other intangible assets that have indefinite useful lives.
(3)
Interest expense for the year ended December 31, 2001 includes $0.5 million for the write-down of deferred financing costs due to refinancing long-term obligations.

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

Introduction

        We were founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: financial services, government, legal, healthcare and transportation. We acquired the seven Founding Companies

(the "Founding Companies") simultaneously with the closing of our initial public offering (the "IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock of our Company.

        Since the IPO, we have acquired 65 companies and divested 17 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

Significant Developments

Acquisitions

        Effective January 1, 2002, we acquired United Information Services ("UIS"), located in Iowa, and expanded the Company's statement solutions service offering, which had existing locations in Arizona and New York. See Note 7, Business Combinations, of the Notes to the Consolidated Financial Statements.

Legal Proceedings

        On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) ("MCP") entered into an "Exclusive Marketing Agreement" with Healthcare Marketing Associates, Inc. ("HMA") whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 ("Termination Date"). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. On August 26, 2002, our motion for summary judgment was denied. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff's favor in the amount of $1.782 million plus prejudgment interest, which equates to approximately $2.2 million in total as of March 5, 2003. The judgment amount plus prejudgment interest costs have been included in the Company's 2002 results. We intend to appeal this ruling. We believe we have meritorious points of error for appeal and intend to continue to vigorously defend the claims made against us in this matter.

Strategic Realignment Plan

        During the second and third quarters of 2001, we completed several steps involved with a strategic realignment plan. We completed a strategic review of our operations and determined markets that we intended to concentrate on for future growth. Additionally, we identified certain non-strategic service offerings for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The divested service offerings were evaluated based on criteria such as market growth potential, current operating performance, revenue and earnings growth potential, and expected sources and uses of capital. This plan resulted in divestitures comprising approximately 22% of 2000 revenues and 4% of 2000 operating income.

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

        We sold these units for $19.7 million of net consideration and collected $18.7 million of this consideration by December 31, 2002. The remaining $1.0 million of net consideration is expected to be settled in 2003.

        These divested units had a net book value of $73.0 million. Additionally, we recorded liabilities of $9.3 million for exiting costs, personnel costs and various selling expenses. As of December 31, 2002, $7.8 million of these costs have been paid, with the remaining $1.5 million to be settled in 2003. See Note 3, Strategic Realignment Plan, of the Notes to the Consolidated Financial Statements.

Business Segments

        We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Our reportable segments are organized around customer types and service offerings possessing similar economic characteristics. We evaluate segment performance based on revenue, operating income, and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of significant accounting policies in the notes to our consolidated financial statements.

        At January 1, 2002, we transferred four operating units from the Healthcare, Regulatory and Legal Compliance segment to the Information Management and Distribution segment and one operating unit from the Information Management and Distribution segment to the Healthcare, Regulatory and Legal Compliance segment. These transfers were completed to better align these operating units' results with operating units of similar core competencies. The identified segments are as follows:

        Information Management and Distribution.    We offer business process solutions including electronic conversion services, analog services, data capture and database management services, internet repository services, and print and mail services, including statement processing, direct mail and fulfillment services and in-bound mail services. In 2002, project revenue accounted for 11.9% of the segment's revenue with recurring revenue accounting for the remaining 88.1%.

        Healthcare, Regulatory and Legal Compliance.    Our services include medical records release, off-site active storage of a healthcare institutions' medical records, online delivery of images of selected medical records, temporary staffing services, managed care compliance reviews, legal claims administration, and professional economic research services and litigation services. In 2002, project revenue accounted for 63.4% of the segment's revenue with recurring revenue accounting for the remaining 36.6%.

Results of Operations

        The following table sets forth certain items as shown in "Item 6. Selected Financial Data" expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Revenue	100.0%	100.0%	100.0%
Cost of services (1)	60.9	59.9	60.4
Special charges (3)	—	0.1	—
Depreciation	2.9	3.2	3.3

Gross profit	36.2	36.8	36.3
Selling, general and administrative expenses (2)	21.3	22.4	24.2
Special charges (3)	—	13.7	—
Amortization	1.8	2.2	0.1

Operating income (loss)	13.1	(1.5)	12.0
Interest and other expense, net	1.9	2.0	1.5

Income (loss) before income taxes	11.2	(3.5)	10.5
Provision for income taxes	4.4	0.5	4.0

Net income (loss)	6.8%	(4.0)%	6.5%

(1)
Cost of services consists primarily of compensation and benefits to employees providing goods and services to our clients; occupancy costs; equipment costs; and supplies. Our cost of services also includes the cost of products sold for micrographics supplies and equipment; computer hardware and software; and business imaging supplies and equipment.

(2)
Selling, general and administrative expenses ("SG&A") consist primarily of compensation and related benefits to sales and marketing, executive management, accounting, human resources and other administrative employees; other sales and marketing costs; communications costs; insurance costs; and legal and accounting professional fees and expenses.

(3)
Special charges represent expenses and asset write-downs associated with the 2001 strategic realignment plan. We sold or closed 15 operating units pursuant to this plan. Special charges consist primarily of net loss or gain on sale or closure, other asset write-downs, and accrued contingencies such as legal claims, contract termination costs and various disposal expenses.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

        Our revenue possesses both project and recurring characteristics. Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue margins are usually higher than our average margins and the workload can be highly volatile. Project revenue is typically based on time and material arrangements and predominately occurs within our Healthcare, Regulatory and Legal Compliance segment. Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on transaction volumes sent to us by our customers at an agreed upon fixed rate per unit. Our customers' volumes are generally not contractually or otherwise guaranteed. Recurring revenue typically possesses lower margins than project revenue but is usually more predictable.

        Total revenue decreased 5.6% from $454.7 million for the year ended December 31, 2001 to $429.4 million for the year ended December 31, 2002. Divested operating units and lower project revenue contributed $36.3 million and $5.1 million, respectively, to the decline. Recurring revenue increased $16.1 million reflecting a shift in revenue mix between our project and recurring revenue.

        Revenue within our Information Management and Distribution segment increased 7.7% from $236.2 million for the year ended December 31, 2001 to $254.4 million for the year ended December 31, 2002. The increase was primarily due to strong business volumes from our government and mortgage industry customers and the strategic acquisition of United Information Services ("UIS"), a provider of statement processing services, during the first quarter of 2002. Segment revenues were negatively impacted by direct mail volumes that were down $5.0 million or 10.5% compared to the prior year primarily due to the decline in industry spending, especially since September 11, 2001, and to customers' reduced advertising budgets resulting from continued softness in the current economic environment. During the third quarter of 2002, the City of New York Human Resources Administration informed us that we did not receive their renewal contract award. This contract contributed approximately $13 million of revenue in the Information Management and Distribution segment in 2002 and is expected to be transitioned to the new vendor during the second quarter of 2003. Project revenue accounted for 11.3% of the Information Management and Distribution segment's revenue in 2001 compared to 11.9% in 2002.

        Revenue within our Healthcare, Regulatory and Legal Compliance segment decreased 3.9% from $182.2 million for the year ended December 31, 2001 to $175.0 million for the year ended December 31, 2002. The decrease was attributable to lower project revenue within our legal claims administration services, which was down approximately $13.0 million. Several large legal claims administration cases were completed during 2001 while the current year consisted mostly of medium size projects with one large project during the third and fourth quarters of 2002. The lower project revenue in our legal claims administration services was partially offset by increased volumes from our healthcare medical coding services and from our legal consulting and compliance services. Project revenue accounted for 65.7% of the Healthcare, Regulatory and Legal Compliance segment's revenue in 2001 compared to 63.4% in 2002.

Gross profit

        Gross profit decreased 6.9% from $167.2 million for the year ended December 31, 2001 to $155.7 million for the year ended December 31, 2002. Divested operating units contributed $7.3 million or 4.4% to the decline. Gross profit decreased an additional $2.0 million or 1.2% primarily due to lower project revenue, which historically produces higher margins than our recurring business, lower volumes from direct mail services and pricing pressures primarily in the Information Management and Distribution segment. Other significant factors contributing to lower gross profit during the current year include higher employee medical insurance costs of $1.5 million and increased worker's compensation insurance expense of $0.6 million. Consequently, gross profit as a percentage of revenue decreased from 36.8% for the year ended December 31, 2001 to 36.3% for the year ended December 31, 2002.

Selling, general and administrative

        SG&A increased 2.2% from $101.6 million, or 22.4% of revenue for the year ended December 31, 2001 to $103.9 million, or 24.2% of revenue for the year ended December 31, 2002. Overall our SG&A increased from higher medical insurance costs of $1.6 million and higher performance based incentive compensation of $4.4 million, offset by expense control and reduction initiatives implemented during the first quarter of 2002 and $10.2 million of SG&A costs incurred by operating units divested during 2001. Other factors contributing to higher SG&A costs include: (i) an unfavorable court ruling involving an isolated legal matter in our Healthcare, Regulatory and Legal Compliance segment resulting in SG&A expense of $2.2 million related to legal and interest costs, and (ii) higher personnel related costs of $1.0 million in our Information Management and Distribution segment related to sales and marketing, operational project management and technology personnel to support the information management growth strategy.

Operating income (loss)

        Operating income (loss) improved from $(6.7) million for the year ended December 31, 2001 to $51.5 million for the year ended December 31, 2002. The year-over-year improvement relates to the $62.6 million of special charges incurred during 2001 from the divestitures and closures, and the elimination of goodwill amortization during 2002 as a result of adopting SFAS No. 142. Offsetting the favorable items were the decline in project revenue in our legal claims administration services, the overall shift in revenue mix from higher margin project revenue to lower margin recurring revenue, pricing pressures primarily in the Information Management and Distribution segment, and the higher SG&A expenses discussed above.

Interest and other expense

        Interest and other expense decreased 29.5% from $9.4 million for the year ended December 31, 2001 to $6.6 million for the year ended December 31, 2002. This decrease was due to lower balances on long-term obligations, lower interest rates and the write-down of $0.5 million of deferred debt costs due to refinancing long-term obligations in 2001. The average interest rate on borrowings decreased from 6.8% in 2001 to 4.5% in 2002. The interest rate on borrowings is predominantly variable in nature with the exception of the interest rate hedge which was placed in effect during December 2000, effectively fixing the interest cost for $50 million of long-term obligations through March 2003 (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk"). However, interest rate risk exists for the remaining $40 million of long-term obligations at December 31, 2002. Increases in short-term rates would have the effect of increasing interest expense and lowering operating results in future periods.

Income (loss) before income taxes

        Income (loss) before income taxes improved from $(16.0) million for the year ended December 31, 2001 to $44.9 million for the year ended December 31, 2002, largely due to the items discussed above.

Pro-forma results to reflect divestitures and special charges

        The consolidated GAAP results for 2001 include, through the effective date of divestiture, the operating units that were divested in the second and third quarters of 2001. As the strategic realignment plan was completed in 2001, the consolidated GAAP results for 2002 represent our ongoing results that exclude the results from operations of the divested companies and closed facilities through the effective date of divestiture or closure, and the related special charges from the divestitures and closures. In order to provide year over year comparability, the following table presents 2001 pro forma ongoing results. We believe this presentation is meaningful in analyzing trends in our ongoing operations and the best measure for determining future operating performance.

	Year Ended December 31, (in thousands)
	2001			2002
	Consolidated GAAP	Pro Forma Adjustments	Pro Forma Results	Consolidated GAAP	Pro Forma Adjustments	Pro Forma Results
Revenue	$454,695	$36,295	$418,400	$429,380	$—	$429,380
Gross profit	167,170	7,348	159,822	155,697	—	155,697
SG&A	101,633	10,177	91,456	103,851	—	103,851
Operating income (loss)	(6,662)	(65,765)	59,103	51,490	—	51,490
Interest and other expense, net	9,363	(68)	9,431	6,599	—	6,599
Income (loss) before tax	(16,025)	(65,697)	49,672	44,891	—	44,891

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

        Revenue decreased 3.7%, from $472.2 million for the year ended December 31, 2000 to $454.7 million for the year ended December 31, 2001. Major contributors to the decline were lower revenue from the divested operating units of $67.7 million and lower volumes in our direct mail services of $8.1 million as customers moderated their promotional activities in a sluggish economy. Partially offsetting this decline were higher volumes in our information management services and acquisition related revenues. Revenues in our project-oriented legal claims administration services were negatively impacted in the fourth quarter of 2001 due to delays in new projects as well as reduced volumes on existing projects.

Gross profit

        Gross profit decreased 2.2% from $171.0 million for the year ended December 31, 2000 to $167.2 million for the year ended December 31, 2001. Divested operating units contributed $22.2 million to the decline partially offset by the higher volumes in information management services and the gross profit contribution from acquisitions. Gross profit as a percentage of revenue increased from 36.2% for the year ended December 31, 2000 to 36.8% for the year ended December 31, 2001.

Selling, general and administrative expenses

        SG&A increased 1.2% from $100.5 million, or 21.3% of revenue, for the year ended December 31, 2000 to $101.6 million, or 22.4% of revenue, for the year ended December 31, 2001. This increase was primarily due to: (i) SG&A from acquisitions in 2000 and 2001; (ii) infrastructure investments related to the centralization of certain accounting, management and human resource functions to more effectively manage our businesses; and (iii) additional outside consulting fees, primarily valuation and state tax planning, to minimize the Company's overall tax burden and improve operating cash flow. Offsetting the increase was lower SG&A costs related to operating units divested in 2001.

Operating income (loss)

        Operating income (loss) decreased from $62.0 million for the year ended December 31, 2000 to $(6.7) million for the year ended December 31, 2001. The related special charges from the divestitures and closures in 2001 and declines in direct mail services and in the Healthcare, Regulatory and Legal Compliance segment were the main contributors to the decline. Strong growth from 2000 and 2001 acquisitions and volume improvements in our information management services partially offset the previously discussed declines.

Interest and other expense

        Interest and other expense increased 4.9% from $8.9 million for the year ended December 31, 2000 to $9.4 million for the year ended December 31, 2001. The increase was primarily related to the write-down of $0.5 million of deferred debt costs due to refinancing long-term obligations in 2001. The average interest rate on borrowings decreased from 7.6% in 2000 to 6.8% in 2001.

Income (loss) before income taxes and net income (loss)

        Income (loss) before income taxes decreased from $53.0 million for the year ended December 31, 2000 to $(16.0) million for the year ended December 31, 2001 due to the factors discussed above.

Fluctuations in Quarterly Results of Operations

        Revenue from our services shows no overall significant seasonal variations; however, some seasonality exists at the operating unit level. Further, service revenue can vary from period to period due to the impact of specific projects and the level of transaction volumes sent to us by our customers. Quarterly results may also vary as a result of the timing of acquisitions and the timing and magnitude of costs related to such acquisitions.

Liquidity and Capital Resources

        At December 31, 2002, we had $39.0 million of working capital, including $3.2 million of cash. Cash flows provided by operating activities for the year ended December 31, 2002 were $67.8 million compared to $54.0 million for the year ended December 31, 2001. The increase in cash provided by operating activities was primarily attributable to our focus on shortening the order-to-cash cycle resulting in improved collections in accounts receivable. Net accounts receivable were $78.8 million at December 31, 2002 compared to $88.5 million at December 31, 2001. Our days sales outstanding improved 8 days to 43 business days at December 31, 2002 compared to 51 business days at December 31, 2001. During the year ended December 31, 2002, $13.7 million of uncollectible trade receivables were written-off against the allowance for doubtful accounts. While these write-offs had no impact on cash flows or operating results during 2002, these write-offs lowered our cash taxes paid during 2002 due to the related tax deduction.

        For the year ended December 31, 2002, investing activities consisted primarily of additions to property, plant and equipment of $12.0 million and acquisition related payments of $33.0 million. Acquisition related payments consist of the purchase of UIS in the first quarter of 2002 and certain other cash payments related to contingent consideration agreements of past acquisitions.

        Net cash used for financing activities was $27.0 million for the year ended December 31, 2002, primarily related to payments of $307.0 million on our line of credit, net of proceeds borrowed from our line of credit of $280.2 million.

        At December 31, 2001, we had $58.5 million of working capital and $7.2 million of cash. Cash flows provided by operating activities for the year ended December 31, 2001 were $54.0 million compared to $45.9 million for the year ended December 31, 2000. Net cash provided by operating activities for the year ended December 31, 2001 was primarily impacted by cash savings from tax planning and strong cash flow from recent acquisitions. Net cash used in investing activities was $60.7 million for the year ended December 31, 2001, and consisted primarily of payments of $65.6 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. These outflows were offset by the net proceeds received from the sale of operating units. Net proceeds from sale of operating units were used for payment on the credit facility resulting in net cash provided by financing activities of $4.4 million. Net reductions in debt were $8.0 million for the year.

        At December 31, 2000, we had $55.9 million of working capital and $9.5 million of cash. Cash flows provided by operating activities for the year ended December 31, 2000 were $45.9 million. Net cash provided by operating activities for the year ended December 31, 2000 was primarily impacted by an increase in earnings. This increase was offset in part by an increase in accounts receivable and prepaid expenses, which were attributable to the increase in revenue for the year. Net cash used in investing activities was $99.1 million for the year ended December 31, 2000, and consisted primarily of payments of $86.0 million for acquisitions, net of cash acquired, and the purchase of property, plant and equipment. Net cash provided by financing activities was $53.4 million, as we utilized our credit facility to fund our acquisition program. Net proceeds from borrowings were $36.9 million for the year.

        In April 2001, we entered into a line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the "2001 Credit Agreement"). Under this agreement, we can from time to time borrow up to $297.5 million through April 2, 2004, subject to certain customary borrowing capacity requirements. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services, among other factors. Effective April 3, 2002, we extended $220.0 million of the $297.5 million commitment for an additional year to April 2, 2005. In September 2002, additional extensions were granted by member banks, bringing the total commitment extended to April 2, 2005 to $290.0 million. We paid fees of approximately $0.3 million for extending the commitment.

        Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs. However, our ability to borrow is contingent on certain leverage and fixed cost coverage ratios. After application of such ratios and our total commercial commitments of $12.2 million for standby letters of credit, we had $62.1 million available to borrow under the 2001 Credit Agreement as of December 31, 2002. In September 2002, an amendment was approved that extends the current fixed cost coverage ratio requirement of 1.25 until January 1, 2004. This ratio was set to become more restrictive in the fourth quarter of 2002 by increasing to 1.50. Under the amended agreement, the fixed cost ratio will remain at 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter. Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

        In April 2001, our Board of Directors authorized the repurchase of up to $30 million of our outstanding common stock. Under this program, share repurchases may be made from time to time on the open market as market conditions warrant. Repurchased shares will be retired and restored to the status of authorized but unissued shares of the Company. As of December 31, 2002, no shares had been repurchased by the Company under this program. During the first quarter of 2003, we activated $15 million of such program and between January 1, 2003 and March 24, 2003, 763,883 shares were repurchased at an average cost of $14.28 per share.

        In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 1,410,444 shares were available as of December 31, 2002.

        The following table summarizes our total contractual cash obligations as of December 31, 2002 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt	$89,753	$113	$88,017	$212	$1,411
Capital Lease Obligations	66	25	27	14	—
Operating Leases	48,257	15,916	21,153	9,491	1,697

Total Contractual Cash Obligations	$138,076	$16,054	$109,197	$9,717	$3,108

        We have total commercial commitments of $12.2 million for standby letters of credit as of December 31, 2002. We have a letter of credit for $2.1 million to serve as a guarantee for periodic principal and interest payments related to debt. We have a $5.0 million letter of credit to serve as a guarantee for performance under a contract with the New York State Workers Compensation Board. Additionally, we have a $5.1 million letter of credit to serve as security for our workmen's compensation program. The $5.0 million letter of credit related to the New York State Workers Compensation Board was reduced to $2.5 million effective January 3, 2003.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

        We have identified the following critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. We apply a consistent methodology at the end of each quarter to determine our account balances that require judgmental analysis.

        Revenue Recognition.    We recognize our revenue as it becomes realized or realizable and earned according to the criteria provided by Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Revenue recognition occurs once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or otherwise determinable, and collection is reasonably assured. Our revenue-earnings activities possess both project and recurring customer relationships.

        Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 33% of total 2002 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

        Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer's volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents the remaining 67% of total 2002 revenues and typically occurs within our Information Management and Distribution segment.

        As a part of providing services to our customers, we incur incidental expenses commonly referred to as "out-of-pocket" expenses. These expenses include items such as airfare, hotels, and mileage and are often reimbursable by our customers. When reimbursable, we record both revenue and direct cost of services in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

        Unearned income, included in accounts payable and accrued liabilities, represents payments from our customers in advance of services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts is established and maintained based on our estimate of accounts receivable collectibility. Management estimates collectibility by specifically analyzing accounts receivable and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact our consolidated financial statements.

        Long-Lived Asset Impairment.    As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. At December 31, 2002, no events were evident that required valuation for potential impairment.

        Goodwill Impairment.    On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and other intangible assets are tested at a reporting unit level rather than the individual operating unit level. Reporting units are defined as one level below the reportable segment level. Management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors. Estimates utilized in future calculations could differ from estimates used in the current period. Future years' estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets which could result in an impairment charge that could have a material adverse impact on our financial statements during the period incurred.

        Self-Insurance Liabilities and Reserves.    We are self-insured for workmen's compensation liabilities and a significant portion of our employee medical costs. We account for our self-insurance programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by carrying stop-loss policies for significant claims incurred for both workmen's compensation liabilities and medical costs.

        Other Loss Contingencies.    We record liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators.

        Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, did not have a significant effect on the Company's financial statements.

        The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values. In determining the fair values of the reporting units, the Company used the discounted cash flow method and the market value approach method. Since the fair values of all reporting units exceeded the carrying values, no impairment was recorded at January 1, 2002. In October 2002, the Company performed the annual test for impairment using the discounted cash flow method and the market value approach method. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded. Other intangible assets with definite lives will continue to be amortized over their useful lives. Impairment will be evaluated when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 7, Business Combinations, of Notes to the Consolidated Financial Statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS No. 144, which the Company adopted on January 1, 2002, did not have a material impact on the Company's consolidated financial statements. Long-lived assets will be tested for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes FASB Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We do not believe that SFAS No. 146 will have a material impact on our future earnings and financial condition.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on the financial position or results of operations.

        The Company adopted FASB EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, on January 1, 2002. EITF Issue 01-14 requires that reimbursements for out-of-pocket expenses such as, airfare, hotels, mileage, etc., be characterized as revenue in the income statement. The effect of this reclassification on the year ended December 31, 2000 was $14.6 million increase in revenue, $14.6 million increase in cost of services, no change in selling, general and administrative expenses and no effect on net income. The effect of this reclassification on the year ended December 31, 2001 was $12.7 million increase in revenue, $12.3 million increase in cost of services, $0.4 million increase in selling, general and administrative expenses and no effect on net income. Prior years amounts have been reclassified to conform to the current year presentation in the accompanying consolidated statements of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure-only provisions of SFAS No. 148 on December 31, 2002 and will continue to account for stock-based employee compensation expense under Accounting Principles Board Opinion ("APB") No. 25. See Note 11, Stockholders' Equity, of the Notes to the Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds. Interest rates are fixed on the capitalized lease obligations. We entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, our exposure to fluctuations in interest rates on $50 million of our revolving credit facility. This swap has been designated by us as a cash flow hedge. As of December 31, 2002, the fair value of the interest rate swap was a liability of $0.5 million ($0.3 million, net of tax), which was recorded in the accompanying consolidated balance sheet in accounts payable and accrued liabilities with an offset recorded in equity as other comprehensive loss. We do not currently expect to extend this hedge at this time. Upon expiration of the hedge, a 100 basis point increase in short-term interest rates would result in approximately $0.8 million of additional expense in 2003 based on our expected average balance outstanding under the credit facility during 2003.

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
SOURCECORP, Incorporated
Dallas, Texas

        We have audited the accompanying consolidated balance sheet of SOURCECORP, Incorporated and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of SOURCECORP, Incorporated and subsidiaries as of December 31, 2001, and for the years ended December 31, 2001 and 2000, before the reclassifications, adjustments, and inclusion of the disclosures discussed in Notes 2 and 16 to the financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of SOURCECORP, Incorporated and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

        As discussed above, the Company's consolidated financial statements as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. As described in Note 16 to the consolidated financial statements, the Company changed the composition of its reportable segments in 2002, and the amounts disclosed in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. Our audit procedures that were applied to the restated disclosures for reportable segments reflected in the 2001 and 2000 financial statements included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.

        As discussed in Note 2, these consolidated financial statements include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts.

        As discussed in Note 2, these consolidated financial statements include reclassifications to give effect to Emerging Issues Task Force (EITF) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket Expenses" Incurred, which was adopted by the Company on January 1, 2002. Our audit procedures that were applied to the reclassifications described in Note 2 that were applied to conform the 2001 and 2000 financial statements to the comparative presentation required by EITF Issue 01-14 included (1) comparing the amounts shown as revenue; cost of services; and selling, general and administrative expenses in 2001; and revenue and cost of services in 2000 in the Company's consolidated statements of operations to the Company's underlying accounting analysis obtained from management, and (2) on a test basis, comparing the amounts comprising revenue; cost of services; and selling, general and administrative expenses in 2001; and revenue and cost of services in 2000 obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

        In our opinion, the adjustments to the reportable segments, the disclosure in Note 2 regarding the adoption of SFAS No. 142, and the reclassifications resulting from the adoption of EITF Issue 01-14 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments, disclosures, and reclassifications and, accordingly, we do not express an opinion or any form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Dallas, Texas
March 31, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K. AS SUCH, AND FURTHER AS A RESULT OF THE CIRCUMSTANCES AFFECTING ARTHUR ANDERSEN LLP, AS A PRACTICAL MATTER, ARTHUR ANDERSEN LLP MAY NOT BE ABLE TO SATISFY ANY CLAIMS ARISING FROM THE PROVISION OF AUDITING SERVICES TO US OR FROM THE INCLUSION OF THIS REPORT.

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

                      ARTHUR ANDERSEN LLP

Dallas, Texas,
February 18, 2002

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2001	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,182	$3,217
Accounts and notes receivable, less allowance for doubtful accounts of $19,888 and $12,441, respectively	88,547	78,834
Inventories	2,587	2,360
Deferred income taxes	9,805	9,012
Prepaid expenses and other current assets	6,412	3,887

Total current assets	114,533	97,310
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $40,863 and $53,471, respectively	41,942	40,575
GOODWILL, net of amortization of $22,356	298,519	317,256
INTANGIBLES, net of amortization of $356	—	4,084
OTHER NONCURRENT ASSETS	8,077	8,382

Total assets	$463,071	$467,607

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$51,087	$58,029
Current maturities of long-term obligations	324	113
Income tax payable	4,588	180

Total current liabilities	55,999	58,322
LONG-TERM OBLIGATIONS, net of current maturities	116,055	89,640
DEFERRED INCOME TAX	1,839	11,679
OTHER LONG-TERM OBLIGATIONS	18,005	5,290

Total liabilities	191,898	164,931
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,341,674 and 17,420,595 shares issued and 17,285,646 and 17,364,567 outstanding at December 31, 2001 and December 31, 2002, respectively	174	175
Additional paid-in-capital	204,086	206,843
Accumulated other comprehensive loss	(1,242)	(329)
Retained earnings	69,137	96,969

	272,155	303,658
Less—Treasury stock, at cost, 56,028 shares at December 31, 2001 and December 31, 2002	(982)	(982)

Total stockholders' equity	271,173	302,676

Total liabilities and stockholders' equity	$463,071	$467,607

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2000	2001	2002
REVENUE	$472,155	$454,695	$429,380
COST OF SERVICES	287,388	272,476	259,399
SPECIAL CHARGES	—	417	—
DEPRECIATION	13,802	14,632	14,284

Gross profit	170,965	167,170	155,697
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	100,456	101,633	103,851
SPECIAL CHARGES	—	62,167	—
AMORTIZATION	8,554	10,032	356

Operating income (loss)	61,955	(6,662)	51,490
OTHER (INCOME) EXPENSE:
Interest expense	9,961	9,329	6,088
Interest income	(489)	(188)	(237)
Other (income) expense, net	(545)	222	748

Income (loss) before income taxes	53,028	(16,025)	44,891
PROVISION FOR INCOME TAXES	20,927	2,124	17,059

NET INCOME (LOSS)	$32,101	$(18,149)	$27,832

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$2.10	$(1.08)	$1.61

DILUTED	$2.00	$(1.08)	$1.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	15,284	16,748	17,334

DILUTED	16,065	16,748	17,609

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

	Common Stock				Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-in- Capital		Retained Earnings	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, January 1, 2000	14,582	$146	$(501)	$120,179	$—	$55,185	$175,009	$—
Common stock issued in connection with acquisitions	778	8	—	25,523	—	—	25,531	—
Exercise of awards, net	832	8	—	20,906	—	—	20,914	—
Treasury stock	—	—	(163)	—	—	—	(163)	—
Net income	—	—	—	—	—	32,101	32,101	32,101

Comprehensive net income	—	—	—	—	—	—	—	$32,101

Balance, December 31, 2000	16,192	162	(664)	166,608	—	87,286	253,392
Common stock issued in connection with acquisitions	558	6	—	20,378	—	—	20,384	—
Exercise of awards, net	592	6	—	17,100	—	—	17,106	—
Treasury stock	—	—	(318)	—	—	—	(318)	—
Interest rate swap, net of $761 tax	—	—	—	—	(1,242)	—	(1,242)	(1,242)
Net (loss)	—	—	—	—	—	(18,149)	(18,149)	(18,149)

Comprehensive net (loss)	—	—	—	—	—	—	—	$(19,391)

Balance, December 31, 2001	17,342	174	(982)	204,086	(1,242)	69,137	271,173
Common stock issued in connection with acquisitions	114	1	—	3,334	—	—	3,335	—
Common stock in escrow	—	—	—	377	—	—	377
Exercise of awards, net	5	—	—	117	—	—	117	—
Common shares retired	(40)	—	—	(1,071)	—	—	(1,071)	—
Interest rate swap, net of $542 tax	—	—	—	—	913	—	913	913
Net income	—	—	—	—	—	27,832	27,832	27,832

Comprehensive net income	—	—	—	—	—	—	—	$28,745

Balance, December 31, 2002	17,421	$175	$(982)	$206,843	$(329)	$96,969	$302,676

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Year Ended December 31,
	2000	2001	2002
OPERATING ACTIVITIES:
Net income (loss)	$32,101	$(18,149)	$27,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,356	24,664	14,640
Non-cash loss from divestitures and closures	—	54,559	—
Loss on disposal of property, plant and equipment	—	—	243
Deferred tax provision (benefit)	485	(7,572)	10,633
Change in operating assets and liabilities:
Accounts receivable and notes receivable	(1,415)	(2,718)	8,303
Inventories, prepaid expenses and other assets	(5,361)	(1,840)	2,669
Accounts payable and accrued liabilities	(2,282)	5,060	3,453

Net cash provided by operating activities	45,884	54,004	67,773
INVESTING ACTIVITIES:
Net proceeds received from sale of operating units in 2001	—	18,407	259
Purchase of property, plant and equipment	(13,109)	(13,558)	(12,020)
Cash paid for acquisitions, net of cash acquired	(86,026)	(65,550)	(32,959)

Net cash used for investing activities	(99,135)	(60,701)	(44,720)
FINANCING ACTIVITIES:
Proceeds from common stock issuance, net of underwriting discounts and other costs	16,621	13,786	108
Proceeds from long-term obligations	90,991	283,132	280,228
Principal payments on long-term obligations	(54,124)	(291,083)	(307,015)
Cash paid for debt issuance costs	(129)	(1,460)	(339)

Net cash provided by (used for) financing activities	53,359	4,375	(27,018)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	108	(2,322)	(3,965)
CASH AND CASH EQUIVALENTS, beginning of year	9,396	9,504	7,182

CASH AND CASH EQUIVALENTS, end of year	$9,504	$7,182	$3,217

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes	$20,732	$5,656	$11,189
Interest	$9,374	$9,316	$6,149
NONCASH FINANCING TRANSACTIONS:
Debt assumed in acquisitions	$4,025	$—	$—
Assets acquired through financing and capital lease arrangements	$—	$—	$167
Common stock issued related to business acquisitions (778,017, 558,000 and 114,112 shares, respectively)	$25,531	$20,384	$3,335
Common stock retired related to business acquisitions (0, 0 and 40,051 shares, respectively)	$—	$—	$1,071

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

        SOURCECORP, Incorporated (the "Company") was founded in September 1994, to create a national provider of document and information outsourcing solutions for document and information intensive industries, including: financial services, government, legal, healthcare and transportation. The Company acquired seven document management services businesses (the "Founding Companies") simultaneously with the closing of the initial public offering ("IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock of the Company.

        Since the IPO, the Company has acquired nine companies in transactions that were accounted for as poolings-of-interests: (i) The Rust Consulting Group, Inc. in December 1996; (ii) MAVRICC Management Systems, Inc. and a related company, MMS Escrow and Transfer Agency, Inc. in March 1997; (iii) Input of Texas, Inc. in March 1997; (iv) Micro Publishing Systems, Inc. in December 1997; (v) Lifo Systems, Inc. in February 1998; (vi) Creative Mailings, Inc. in September 1998; (vii) Economic Research Services in October 1998; (viii) TCH Mailhouse, Inc. and G&W Enterprise, Inc.; in December 1998; and (ix) Advanced Digital Graphics, Inc. in December 1998 (collectively, the "Pooled Companies"). The Pooled Companies and the Company were not under common control or management during the periods prior to their respective mergers.

        Subsequent to the IPO and through December 31, 2002, the Company has acquired 56 additional companies in transactions accounted for as purchases and has divested of 17 operating units by sale or closure. The results of operations include the results of these acquisitions from the date of their respective acquisitions and the results of the divestitures up to the effective date of divestiture.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is established and maintained based on our estimate of accounts receivable collectibility. Management estimates collectibility by specifically analyzing accounts receivable and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Consolidated Financial Statements.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term. Repair and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values. In determining the fair values of the reporting units, the Company used the discounted cash flow method and the market value approach method. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded at January 1, 2002. In October 2002, the Company performed the annual test for impairment using the discounted cash flow method and the market value approach method. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

        Other intangible assets with definite lives will continue to be amortized over their useful lives. Impairment will be evaluated when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 7, Business Combinations.

Long-Lived Asset Impairment

        The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, on January 1, 2002. As required by SFAS No. 144, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management makes the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management believes at December 31, 2002, no events existed that required evaluation of potential impairment.

Revenue Recognition

        Revenue is recognized as it becomes realized or realizable and earned according to the criteria provided by Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Revenue recognition occurs once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or otherwise determinable, and collection is reasonably assured. The Company's revenue-earnings activities possess project and recurring customer relationships.

        Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 33% of total 2002 revenues and typically occurs within the Company's Healthcare, Regulatory, and Legal Compliance segment.

        Recurring revenue is characterized by customer relationships that are generally for one year or longer. Recurring revenue is typically based on the transaction volumes provided by the Company's customer at an agreed upon fixed rate per unit. The Company's customer volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents the remaining 67% of total 2002 revenues and typically occurs within the Company's Information Management and Distribution segment.

        As a part of providing services to its customers, the Company incurs incidental expenses commonly referred to as "out-of-pocket" expenses. These expenses include items such as airfare, hotels, mileage, etc. and are often reimbursable by the Company's customers. When reimbursable, the Company records both revenue and direct cost of services in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred.

        Unearned income, included in accounts payable and accrued liabilities, represents payments from the Company's customers in advance of the services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

Income Taxes

        Income taxes are accounted for using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Net Income (Loss) Per Share

        Earnings per share is calculated pursuant to SFAS No. 128, Earnings Per Share. Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.

Use of Estimates in Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

        The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of SOURCECORP, Incorporated and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents approximate fair value due to the short maturities of these instruments. The carrying amount of long-term debt approximates fair value due to interest rates that approximate current market rates for instruments of similar size and duration. The interest rate swap is reflected at management's best estimate of its fair value at December 31, 2002 determined using a net present value model based on specified prevailing interest rates.

Self-Insurance Liabilities and Reserves

        The Company is self-insured for workmen's compensation liabilities and a significant portion of its employee medical costs. The Company accounts for its self-insurance programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by carrying stop-loss policies for significant claims incurred for both workmen's compensation liabilities and medical costs.

Treasury Stock

        Treasury stock transactions are accounted for under the cost method. At December 31, 2001 and 2002, the Company had 56,028 shares in treasury.

Stock Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as discussed in Note 11, Stockholders' Equity.

        The Company applies APB No. 25 and related interpretations in accounting for awards. Stock option and warrant awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock options and warrants. Had compensation expense been determined based upon the fair value at grant dates for stock options and warrants consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the

Company's net income and earnings per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,
	2000	2001	2002
Net income (loss) as reported	$32,101	$(18,149)	$27,832
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(3,131)	(4,070)	(3,947)

Proforma net income (loss)	$28,970	$(22,219)	$23,885

Earnings per share:
Reported basic earnings (loss) per share	$2.10	$(1.08)	$1.61

Proforma basic earnings (loss) per share	$1.90	$(1.33)	$1.38

Reported diluted earnings (loss) per share	$2.00	$(1.08)	$1.58

Proforma diluted earnings (loss) per share	$1.80	$(1.33)	$1.36

        The fair value of the stock options and warrants was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2000: risk free interest rate ranging from 5.0% to 6.8%, no dividend yield, average expected life of three years, and volatility of 40%. The following assumptions were used for 2001: risk free interest rate ranging from 3.6% to 5.0%, no dividend yield, average expected life of three years, and volatility of 40%. The following assumptions were used for 2002: risk free interest rate ranging from 2.7% to 4.9%, no dividend yield, average expected life of three years, and volatility ranging from 40% to 45%. The weighted average Black-Scholes value of stock options and warrants granted during 2000, 2001 and 2002 was $11.17, $12.40 and $7.98, respectively.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the pooling-of-interests method of accounting. SFAS No. 141 also addresses the recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 by the Company on July 1, 2001, did not have a significant effect on the Company's financial statements.

        The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values. In determining the fair values of the reporting units, the Company used the discounted cash flow method and the market value approach method. Since the fair values of all reporting units exceeded the carrying values, no impairment was recorded at

January 1, 2002. In October 2002, the Company performed the annual test for impairment using the discounted cash flow method and the market value approach method. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded. Other intangible assets with definite lives will continue to be amortized over their useful lives. Impairment will be evaluated when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 7, Business Combinations.

        The following table reflects the effect of SFAS No. 142 on net income and earnings per share as if SFAS No. 142 had been in effect for 2000 and 2001 (in thousands):

	Year Ended December 31,
	2000	2001	2002
Net income (loss) as reported	$32,101	$(18,149)	$27,832
Add back goodwill amortization, net of tax provision	7,435	8,354	—

Adjusted net income (loss)	$39,536	$(9,795)	$27,832

Basic earnings per share:
Reported basic earnings (loss) per share	$2.10	$(1.08)	$1.61
Add back goodwill amortization, net of tax provision per share	0.49	0.50	—

Adjusted basic earnings (loss) per share	$2.59	$(0.58)	$1.61

Diluted earnings per share:
Reported diluted earnings (loss) per share	$2.00	$(1.08)	$1.58
Add back goodwill amortization, net of tax provision per share	0.46	0.50	—

Adjusted diluted earnings (loss) per share	$2.46	$(0.58)	$1.58

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS No. 144, which the Company adopted on January 1, 2002, did not have a material impact on the Company's consolidated financial statements. Long-lived assets will be tested for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes FASB EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS No. 146 will have a material impact on its future earnings and financial condition.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on the financial position or results of operations.

        The Company adopted FASB EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, on January 1, 2002. EITF Issue 01-14 requires that reimbursements for out-of-pocket expenses such as, airfare, hotels, mileage, etc., be characterized as revenue in the income statement. The effect of this reclassification on the year ended December 31, 2000 was $14.6 million increase in revenue, $14.6 million increase in cost of services, no change in selling, general and administrative expenses and no effect on net income. The effect of this reclassification on the year ended December 31, 2001 was $12.7 million increase in revenue, $12.3 million increase in cost of services, $0.4 million increase in selling, general and administrative expenses and no effect on net income. Prior years amounts have been reclassified to conform to the current year presentation in the accompanying consolidated statements of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure-only provisions of SFAS No. 148 on December 31, 2002 and will continue to account for stock-based employee compensation expense under APB No. 25. See Note 11, Stockholders' Equity.

3. Strategic Realignment Plan

        During the second and third quarters of 2001, the Company completed several steps involved with a strategic realignment plan. The plan consisted of a strategic review of the Company's operations and a determination by Management of the markets the Company intended to concentrate on for future growth. Additionally, the Company identified certain non-strategic service offerings for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic service offerings were evaluated based on criteria such as market growth potential, current operating performance, revenue and earnings growth potential, and expected sources and uses of capital.

        During 2001, the Company completed the sale or closure of 15 operating units pursuant to the divestiture plan. These units related to the following services: (i) automated litigation support services; (ii) high-speed, multiple-set reproduction of documents; (iii) records acquisition in the form of subpoena of business documents and service of process; (iv) commercial system integration services; and (v) investor services. As a result of the divestiture plan and the completed divestitures and closures, the Company recorded $62.6 million of pre-tax special charges. The following details the components of such charges (in millions):

Net loss on sale of assets	$(55.4)
Costs to exit non-strategic activities/locations	(5.7)
One-time legal charge	(1.5)

Total pre-tax charges	$(62.6)

        The following table reflects the components of the special charge and related liability (included in accounts payable and accrued liabilities) as of December 31, 2001 and 2002 (in millions):

	Special Charge in 2001	Net Book Value of Assets Divested	Net Consideration	Initial Reserve Balance	Settlements	Balance at December 31, 2001	Settlements	Balance at December 31, 2002
Net loss on sale of assets	$55.4	$(67.9)	$19.3	$6.8	$(1.4)	$5.4	$(3.9)	$1.5
Costs to exit non-strategic activities/locations	5.7	(5.1)	0.4	1.0	(0.6)	0.4	(0.4)	—
One-time legal charge	1.5	—	—	1.5	(1.5)	—	—	—

	$62.6	$(73.0)	$19.7	$9.3	$(3.5)	$5.8	$(4.3)	$1.5

        The Company has collected $18.7 million of the net proceeds as of December 31, 2002. The remaining consideration is expected to be settled during 2003.

        As a part of the $62.6 million special charge, $9.3 million was accrued for legal claims, contract termination costs and various disposal expenses. As of December 31, 2002, $7.8 million of these accruals have been settled, with the remaining $1.5 million to be settled during 2003. The remaining realignment costs liability balance consists of accrued litigation, lease payments and various disposal expenses.

        The net loss on the completed divestitures is summarized as follows (in millions):

Net consideration	$19.3
Net book value of assets and liabilities	(67.9)
Disposal and other expenses	(6.8)

Net loss on sale of assets	$(55.4)

        The components of the charges related to the exit of certain non-strategic activities/locations are summarized below (in millions):

Long-lived asset impairment	$(4.3)
Contract termination cost and related commitments	(0.5)
Excess and obsolete inventory	(0.4)
Allowance for doubtful accounts	(0.5)
Other	(0.4)
Proceeds	0.4

Net loss	$(5.7)

4. Allowance for Doubtful Accounts and Notes Receivable

        The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

	Balance at Beginning Of Year	Balance Acquired	Balance Divested	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Twelve months ended December 31, 2000	$8,835	$736	$—	$8,725	$(4,185)	$14,111

Twelve months ended December 31, 2001	$14,111	$296	$(1,257)	$11,980	$(5,242)	$19,888

Twelve months ended December 31, 2002	$19,888	$30	$—	$6,218	$(13,695)	$12,441

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

		December 31,
	Estimated Useful Lives in Years
		2001	2002
Land	N/A	$934	$934
Buildings and improvements	7-18	3,809	3,238
Leasehold improvements	1-8	4,839	6,201
Vehicles	5-7	2,369	2,625
Machinery and equipment	5-15	34,245	32,640
Computer equipment and software	3-7	31,135	42,909
Furniture and fixtures	5-15	5,474	5,499

		82,805	94,046
Less—Accumulated depreciation		(40,863)	(53,471)

		$41,942	$40,575

6. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2002
Accounts payable and accrued liabilities	$15,900	$13,792
Accrued compensation and benefits	14,997	25,454
Customer deposits	5,254	5,169
Unearned revenue	3,241	2,359
Accrued liabilities from acquisitions	11,142	7,836
Accrued professional fees	553	3,419

	$51,087	$58,029

7. Business Combinations

2002 Acquisitions

        Effective January 1, 2002, the Company acquired 100% of the outstanding shares of United Information Services, Inc. ("UIS"), located in Iowa, and expanded the Company's statement solutions service offering, which had existing locations in Arizona and New York. The aggregate consideration paid for UIS consisted of $17.2 million in cash. Also, the former shareholders of UIS are eligible to receive up to an additional $10.0 million in the Company's common stock and cash if there is no breach in representations and warranties of the acquisition agreement, and certain future revenue, earnings and cash flow targets are achieved over the next three years. The allocation of the purchase price is set forth below (in thousands):

Consideration Paid	$17,160
Less Estimated Fair Value of Identifiable Assets:
Cash	(1,944)
Receivables	(615)
Prepaid expenses	(157)
Property, plant and equipment, net	(359)
Other assets	(379)

Total Assets	(3,454)

Plus Estimated Fair Value of Liabilities:
Accounts payable and accrued expenses	1,824
Accrued compensation	224
Deferred tax liability	98
Note payable	305

Total Liabilities	2,451

Goodwill and other intangibles	$16,157

        Of the $16.2 million of goodwill and other intangibles recorded from the acquisition, $4.0 million was assigned to customer relationships with a useful life of 15 years and approximately $0.4 million was assigned to non-compete agreements with a useful life of 5 years. The remaining goodwill of $11.7 million will be tested annually for impairment and is not deductible for tax purposes.

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

Consideration Paid	$50,046
Less Estimated Fair Value of Identifiable Assets	(13,869)
Plus Estimated Fair Value of Liabilities	5,685
Goodwill	41,862

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

Consideration Paid	$56,196
Less Fair Value of Identifiable Assets	(19,000)
Plus Fair Value of Liabilities	10,624
Goodwill	47,820

        The weighted average fair market value of the shares of common stock used in calculating the consideration paid for the 2000 Acquisitions was $25.44 per share, which represents an 18% discount from the average trading price of the common stock based on the length and type of restrictions in the purchase agreements.

Goodwill and Intangibles

        The changes in the carrying value of goodwill and intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2002	$169,139	$129,380	$298,519
Goodwill acquired (excluding contingent consideration)	11,717	—	11,717
Additional accrued consideration and adjustments	5,522	1,498	7,020

Net balance as of December 31, 2002	$186,378	$130,878	$317,256

Intangibles:

	December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer relationships	$4,000	$(268)	$3,732
Non-compete agreements	440	(88)	352

Total	$4,440	$(356)	$4,084

        Aggregate amortization expense related to intangibles for the year ended December 31, 2002 was $0.4 million. Estimated amortization expense for the periods ending December 31, 2003 through December 31, 2006 is $0.4 million annually and for the period ending December 31, 2007 is $0.3 million.

        At October 31, 2002, the Company performed the annual goodwill and intangibles impairment test as required by SFAS No. 142. The Company compared the fair values of the reporting units to their carrying values. In determining the fair value of the reporting units, the Company used the discounted cash flow method and the market value approach method. The fair value of all reporting units exceeded their carrying value at October 31, 2002. As such, no impairment for goodwill and intangibles was recognized.

Contingent Consideration

        Certain of our acquisitions are subject to adjustments in overall consideration and recorded goodwill based upon the achievement of specified revenue and/or earnings targets generally over one to three year periods. During the year ended December 31, 2002, we paid net consideration of $16.9 million in cash and 74,061 shares of common stock at an average price of $30.57 in relation to contingent consideration agreements that have been finalized. In addition, the Company paid approximately $0.8 million in other acquisition related costs.

        In certain agreements, the Company has the option of changing the payment mix to use common stock versus cash in satisfying the liability. Upon review of current market conditions, the Company finds it favorable to satisfy its currently recorded earnout liabilities in cash rather than common stock. Management's evaluation of the cumulative earnings of acquired companies through December 31, 2002 indicates that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore the Company has accrued aggregate additional consideration of approximately $8.0 million, of which $7.6 million is classified as accounts payable and accrued liabilities and is expected to be settled in cash and $0.4 million is classified as additional paid-in-capital and is expected to be settled in common stock.

        Not all of the periods applicable for the earnout targets have been completed and additional amounts may be payable in future periods under the terms of the agreements. If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $24.1 million. In accordance with the agreements, the Company has the option to satisfy $20.6 million of the $24.1 million potential liability in common stock. The earnout payments would be made as outlined in the agreements and paid over the next three years, with the final payment being made in 2005.

Unaudited Pro Forma Financial Data

        Set forth below are unaudited pro forma financial data for the three years ended December 31, 2002. The pro forma data gives effect to the 2000, 2001 and 2002 Acquisitions as if they occurred on January 1, 2000.

	Pro Forma Year Ended December 31,
	2000	2001	2002
	(Unaudited, in thousands, except per share data)
Revenue	$540,945	$474,331	$429,380
Income (loss) before income taxes	62,848	(12,763)	44,891
Net income (loss)	38,076	(16,127)	27,832
Net income (loss) per common share:
Basic	$2.46	$(0.96)	$1.61
Diluted	$2.34	$(0.96)	$1.58
Weighted average common shares outstanding:
Basic	15,508	16,785	17,334
Diluted	16,289	16,785	17,609

        The pro forma information is provided for informational purposes only and does not purport to present results of operations had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future. Also, the pro forma information includes the operations of the divested operating units described in Note 3, Strategic Realignment Plan. See Note 16, Segment Reporting, for 2000, 2001 and 2002 information without the divested operating units.

8. Long-term Obligations and Credit Facilities

Long-term Obligations

        Long-term obligations consist of the following (in thousands):

	December 31,
	2001	2002
Line of credit, expiring April 2005, interest at prime rate plus applicable margin or LIBOR plus applicable margin (2.92% to 7.28% at December 31, 2002)	$114,000	$86,000
Industrial Revenue Bonds: Variable Rate (2.00% at December 31, 2001 and 1.35% at December 31, 2002) Demand/Fixed Rate Revenue Bonds, Prince George's County, Maryland; due beginning in 1996 through 2014 secured by an irrevocable letter of credit	1,858	1,858
All other obligations	521	1,895

Total	116,379	89,753
Less—Current maturities of long-term obligations	(324)	(113)

Total long-term obligations	$116,055	$89,640

        In April 2001, the Company entered into a line of credit with a group of banks led by Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the "2001 Credit Agreement") and terminated the previous line of credit agreement. Under the 2001 Credit Agreement, the Company may borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $297.5 million, subject to certain customary borrowing capacity requirements. The 2001 Credit Agreement is secured by the stock of the Company's material subsidiaries, and in the event the Company exceeds a designated leverage ratio, by the assets of the Company and subsidiaries.

        Effective April 3, 2002, the Company extended $220.0 million of the $297.5 million commitment for an additional year to April 2, 2005. In September 2002, additional extensions were granted by member banks, bringing the total commitment extended to April 2, 2005 to $290.0 million. The availability under the 2001 Credit Agreement as of December 31, 2002, was $62.1 million.

        The annual interest rate applicable to borrowings under this facility is, at the Company's option, (i) grid pricing ranging from 0.0% to 0.5% plus the prime rate based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the credit agreement) or (ii) grid pricing ranging from 1.125% to 2.0% plus LIBOR based on the ratio of funded debt to EBITDA. The 2001 Credit Agreement requires mandatory prepayments in certain circumstances, such as asset dispositions. The outstanding principal balance of revolving credit loans is due and payable on April 2, 2005.

        The Company has outstanding an irrevocable letter of credit in the amount of approximately $2.1 million to serve as guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds. In January 1998, the Company entered into a letter of credit in the amount of $10.0 million to serve as a guarantee for performance under a contract with New York State Workers Compensation Board. In April 1999, the amount of the letter of credit was reduced to $5.0 million. Additionally, in November 2000, the Company entered into a letter of credit in the amount of $1.6 million to serve as security for the Company's workmen's compensation program. In November 2002, the amount of the letter of credit was increased to $5.1 million. Total outstanding irrevocable letters of credit at December 31, 2002 was $12.2 million.

        The weighted average interest rate on long-term obligations at December 31, 2001 and 2002 was 6.8% and 4.5%, respectively.

        The 2001 Credit Agreement contains certain reporting requirements and financial covenants, including requirements that the Company maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial ratios, and prohibits the payment of cash and similar dividends. In September 2002, an amendment was approved that extends the current fixed cost coverage ratio requirement of 1.25 until January 1, 2004. This ratio was set to become more restrictive in the fourth quarter of 2002 by increasing to 1.50. Under the amended agreement, the fixed cost ratio will remain at 1.25 until January 1, 2004 and will increase to 1.35 thereafter. As of December 31, 2002, the Company is in compliance with all loan covenants.

        In December 2000, in order to mitigate interest rate risk related to the line of credit, the Company entered into an interest rate hedge agreement in the amount of $50.0 million, whereby the Company effectively fixed the interest rate through March 2003 on the amount of the hedge agreement at 5.775%. See Note 12, Interest Rate Swap, regarding the interest rate hedge.

Maturities of Long-Term Obligations

        As of December 31, 2002, maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2003	$113
2004	22,280
2005	65,737
2006	107
2007	105
Thereafter	1,411

Total	$89,753

9. Lease Commitments

        Our operating companies lease various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases, included in long-term obligations, and noncancelable operating leases are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2003	$25	$15,916
2004	16	12,433
2005	11	8,720
2006	9	6,149
2007	5	3,342
Thereafter	—	1,697

Total minimum lease payments	66	$48,257

Less—Amounts representing interest	(15)

Net minimum lease payments	51
Less—Current portion of obligations under capital leases	(20)

Long-term portion of obligations under capital leases	$31

        Rent expense for all operating leases for the years ended December 31, 2000, 2001 and 2002 was approximately $20.7 million, $23.0 million, and $23.6 million, respectively.

10. Income Taxes

        The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
Federal—
Current	$18,476	$409	$5,219
Deferred	392	(1,421)	8,917
State—
Current	1,966	9,287	1,207
Deferred	93	(6,151)	1,716

	$20,927	$2,124	$17,059

        The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
Tax at statutory rate	$18,560	$(5,531)	$15,712
Add (deduct)—
State income taxes	1,491	(134)	2,227
Tax credits	(24)	(101)	(549)
Nondeductible expenses	1,471	1,681	224
Loss of S corporations	(115)	(202)	—
Nondeductible loss on divestiture	—	7,193	—
Other	(456)	(782)	(555)

	$20,927	$2,124	$17,059

        The components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2001	2002
Deferred income tax liabilities—
Tax over book depreciation and amortization	$(4,540)	$(13,669)
Cash to accrual differences, net	(359)	(261)
Other, net	(304)	—

Total deferred income tax liabilities	(5,203)	(13,930)
Deferred income tax assets—
Allowance for doubtful accounts	7,438	4,969
Accrued liabilities	3,402	4,115
Other reserves, net	2,329	2,179

Total deferred income tax assets	13,169	11,263

Total net deferred income tax assets(liabilities)	$7,966	$(2,667)

Current portion of deferred income tax assets	$9,805	$9,012
Long-term deferred income tax liabilities	(1,839)	(11,679)

	$7,966	$(2,667)

11. Stockholders' Equity

Stock-Based Compensation:

        In 2002, the Board of Directors and Shareholders of the Company approved the 2002 Long-Term Incentive Plan (the "2002 Plan"), which is described below. The 2002 Plan replaced the 1995 Stock Option Plan, as amended (the "1995 Plan"). Grants outstanding under the 1995 Plan will continue to be subject to the provisions of the 1995 Plan; no additional awards will be granted under the 1995 Plan.

        The 2002 Plan provides awards of options to purchase common stock and may include incentive stock options ("ISOs") and/or non-qualified stock options ("NQSOs"), stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of cash obligations, dividend equivalents and other stock-based awards. In addition, the Company issued warrants (the "Warrants") to certain key employees and employees of its subsidiaries. The Company refers to awards under the 2002 Plan and the 1995 Plan collectively as "Awards" and refers to warrants granted from time to time as Warrants.

        At December 31, 2002, there were no grants of stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of cash obligations, dividend equivalents or other stock-based awards under the 2002 Plan.

        The Board of Directors has appointed a committee (the "Committee") to administer the 2002 Plan. Persons eligible to receive awards under the plan include directors, officers and employees of the Company and its subsidiaries, and persons who provide consulting services to the Company deemed by the Committee to be of substantial value to the Company, persons who have been offered employment by the Company or its subsidiaries, and persons employed by an entity that the Committee reasonably expects to become a subsidiary of the Company. Awards granted under the plan may, at the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the Plan or any other plan of the Company, any subsidiary or any business entity to be acquired by the Company or one of its subsidiaries. The Committee determines vesting in awards granted under the plan. Historically, when the Company has issued Warrants, it has been either at the recommendation of the Compensation Committee or the full Board. Each of the 1995 Plan, the 2002 Plan and individual grants of Warrants have been previously approved by the Company's stockholders.

        The total number of shares of common stock that may be subject to outstanding awards shall not exceed 16% of the total number of shares of common stock outstanding at the effective time of such grant (or 650,000, whichever is greater), plus an additional 600,000 shares. The number of shares of common stock that may be issued upon the exercise of ISOs cannot exceed 650,000. In addition, during any calendar year, no participant may be granted awards that may be settled by delivery of more than 500,000 shares of common stock, or, in the case of awards that may be settled in cash, by payment of cash that exceeds the fair market value of 500,000 shares of common stock, determined either at the time of grant or at the time of payment, whichever is greater.

        The Company had 2,358,284 Awards and 1,243,272 Warrants outstanding at December 31, 2002. These Awards and Warrants generally have 10-year expirations with certain Awards granted to non-employee directors having 5-year expirations. At December 31, 2001 and 2002, approximately 1,099,000 and 1,020,047 shares, respectively, were available for issuance.

	Awards and Warrants Outstanding
	Shares (in thousands)	Weighted Average Exercise Price
Balance, January 1, 2000	2,830	$23.60
Granted	756	$29.37
Exercised	(832)	$20.50
Forfeited	(155)	$24.62

Balance, December 31, 2000	2,599	$26.21
Granted	1,118	$30.61
Exercised	(592)	$22.56
Forfeited	(185)	$29.06

Balance, December 31, 2001	2,940	$28.52
Granted	806	$24.84
Exercised	(5)	$22.23
Forfeited	(139)	$28.45

Balance, December 31, 2002	3,602	$27.71

Exercisable, December 31, 2000	1,127	$23.50

Exercisable, December 31, 2001	1,315	$26.54

Exercisable, December 31, 2002	1,753	$27.33

        The following table summarizes information about Awards and Warrants granted under the Plans that were outstanding at December 31, 2002:

	Awards and Warrants Outstanding			Awards and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$13.00-$24.00	726,256	6.59	$22.73	451,391	$22.57
$24.25-$26.00	623,000	8.32	$25.60	116,150	$25.12
$26.38-$30.00	907,085	6.37	$27.61	682,664	$27.56
$30.13-$30.38	969,075	7.91	$30.36	320,555	$30.35
$31.00-$37.25	376,140	7.40	$34.24	181,843	$34.36

Net Income (Loss) Per Share

        Basic and diluted net income (loss) per share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Basic weighted average common shares outstanding	15,284	16,748	17,334
Weighted average options and warrants	407	—	59
Other contingent consideration	374	—	216

Diluted weighted average common shares outstanding	16,065	16,748	17,609

        At December 31, 2000, 2001 and 2002 approximately 88,000, 654,000, and 3,579,000 respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive in future earnings per share calculations.

12. Interest Rate Swap

        On December 22, 2000, the Company entered into an interest rate swap for $50.0 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt. This interest rate swap has the effect of fixing the interest rate on $50 million of the Company's debt at 5.775%. In accordance with SFAS No. 133, the Company concluded the interest rate swap qualified as a cash flow hedge bearing no ineffectiveness at inception. The Company anticipates the hedge to remain perfectly effective on an ongoing basis because the critical terms (i.e. notional amount, payment dates, and underlying index) of the interest rate swap and the hedged debt obligation is expected to coincide throughout the term of the interest rate swap. As of December 31, 2002, the fair value of the interest rate swap was a liability of approximately $0.5 million ($0.3 million, net of tax), which was recorded in the accompanying consolidated balance sheet in accounts payable and accrued liabilities with an offset recorded in equity as accumulated other comprehensive loss.

13. Employee Benefit Plans

        The Company established a defined contribution plan (the "401(k) plan") in January 1997. The 401(k) plan covers our employees and the employees of some of our subsidiaries. The employees must be at least 21 years of age and are eligible for the plan on the first day of the quarter following 90 days of service. The Company established a non-qualified plan ("Rabbi Trust") in December 1996. The non-qualified compensation plan permits eligible officers and certain highly compensated employees to defer a portion of their compensation. Contributions to both the 401(k) plan and the non-qualified compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation. The Company may make contributions to either or both plans at the discretion of our Board of Directors. The Company has not made any contributions to the 401(k) plan or the non-qualified compensation plan as of December 31, 2002. However, the Company incurred cost of $0.3 million and $0.2 million for the 401(k) plan and the non-qualified compensation plan, respectively, for future contributions related to services provided during fiscal year 2002. The total value of the Rabbi Trust at December 31, 2002 was approximately $4.8 million and was included in the Company's consolidated balance sheet as Other Noncurrent Assets with a corresponding balance in Other Long-Term Obligations. The Company offers no post-employment or post-retirement benefits.

        Certain of the operating companies have separate qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred related to the Plans was approximately $1.0 million, $0.9 million, and $0.1 million for the years ended December 31, 2000, 2001, and 2002, respectively.

14. Related Party Transactions

Leasing Transactions

        Certain operating companies lease their operating facilities, along with certain equipment, from selling parties who remained as employees. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 2000, 2001 and 2002 was approximately $1,113,000, $1,356,000 and $1,594,000, respectively.

Other Receivables

        During 2002, the Company settled approximately $1.2 million of receivables due from former shareholders of two of its subsidiaries.

15. Commitments and Contingencies

Litigation

        The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the Company's business or financial condition. However, in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted. The following paragraphs describe legal contingencies accrued for in the Company's 2002 financial statements pursuant to SFAS No. 5, Accounting for Contingencies.

DeBari Litigation

        In March 1999, the Company filed a lawsuit styled DeBari Associates Acquisition Corp. v. Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin in the Supreme Court of the State of New York ("Nortec Action"). In the Nortec Action, the Company is seeking a declaratory judgment that Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin (the "Nortec Defendants") have no interest in Net Data, Inc., a subsidiary of a company acquired in February 1998. The Company divested the operating assets of Net Data, Inc. as part of its 2001 strategic realignment plan. The Nortec Defendants counterclaimed alleging breach of contract, fraud, breach of fiduciary duty as a joint venturer and unjust enrichment. The trial for the above matter concluded mid-October 2002, with the jury finding in the Company's favor (i.e. that the Nortec Defendants did not have a right to any part of Net Data, Inc. or any portion of the proceeds from its purchase). On February 7, 2003, the judge entered its order, reflecting the jury's finding in the Company's favor. The Nortec Defendants deadline for filing a notice of appeal is 90 days from such order, being May 8, 2003; if such a notice of appeal is filed, the Nortec Defendants would have an extended period of time in which to file an appeal.

Roy Weatherford, et al vs. Franklin Bank and Franklin Bank vs. MAVRICC Management Systems, Inc.

        On February 24, 1992, MAVRICC Management Systems, Inc. (one of the Company's wholly-owned subsidiaries, the operating assets of which were divested by the Company as part of its 2001 strategic realignment plan) ("MAVRICC") entered into an agreement with Franklin Bank, N.A. whereby MAVRICC agreed to maintain records for individual IRAs and Keogh Plans and to perform certain activities (specifically described in the contract) necessary to assist Franklin Bank, N.A. in serving as a custodian for specific IRAs. On August 6, 2001, Plaintiffs Roy Weatherford, Lois Weatherford, James L. Loper and Alma D. Owen initiated a class action lawsuit against Franklin Bank, N.A. in Tennessee's Sumner County Circuit Court, Chancellory Division, alleging breach of fiduciary duty, breach of contract, negligence and violation of the Consumer Protection Act. The Weatherford complaint seeks compensatory and punitive damages from Franklin Bank, N.A. On September 28, 2001, Franklin Bank, N.A. filed its Third-Party Complaint against MAVRICC for indemnification, alleging that MAVRICC breached the agreement. A hearing on whether a class should be certified has not been set. On February 27, 2003, the parties to this action filed an agreed order of dismissal without prejudice, which, upon entry by the court, would dismiss both the complaint against Franklin Bank and Franklin Bank's Third Party Complaint against MAVRICC; however, as the complaints will be dismissed without prejudice, it is possible for such parties to later reassert such claims. The Company believes that if such claims were reasserted, it would have meritorious defenses and would vigorously defend any such claims made against it in this matter.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

        On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of its wholly-owned subsidiaries) ("MCP") entered into an "Exclusive Marketing Agreement" with Healthcare Marketing Associates, Inc. ("HMA") whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 ("Termination Date"). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. On August 26, 2002, the Company's motion for summary judgment was denied. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff's favor in the amount of $1.782 million plus prejudgment interest, which equates to approximately $2.2 million in total as of March 5, 2003. The judgment amount plus prejudgment interest costs have been included in the Company's 2002 results. The Company intends to appeal this ruling. The Company believes it has meritorious points of error for appeal and intends to continue to vigorously defend the claims made against it in this matter.

Various ROI Copy Charge Matters

        From time to time, various subsidiaries of the Company that perform release of information ("ROI") services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs' reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. The Company is currently a party to several such suits in various stages of development. The Company believes it has meritorious defenses and intends to continue to vigorously defend any claims made against it in these matters.

Mattel v. SOURCECORP

        On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleges that one of the Company's subsidiaries is liable for the loss of various products and prototypes allegedly stored at one of the subsidiary's box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff has not stated their damages, but alleges they are in excess of $2.5 million. The Company has not included any significant amounts related to this matter in its result of operations for 2002. The Company believes it has meritorious defenses and intends to vigorously defend any claims made against it in this matter.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

        In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which it asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies the Company acquired in December 1998 (the "Texas Action"). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. The Company reasserted its claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the "Sacramento Action") and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the "San Francisco Action"). In the consolidated action, the Company additionally filed claims against the sellers' accountants and the two sellers filed claims against the Company. Specifically, the sellers allege that the Company's former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers' allege damages of approximately $1.5 million. The Company has asserted damages in excess of $8 million. The Company believes it has meritorious defenses to sellers' claims and intends to vigorously defend any claims made against it in this matter.

Contract-related Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services by a specified deadline. The Company believes that the ultimate liability, if any, incurred under these contract provisions will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents and certain other financial instruments at various major financial institutions across many geographic areas. Credit risk on trade receivables is minimized as a result of the large number of entities comprising our client base and their dispersion across many industries and geographic areas. At December 31, 2002, approximately $12 million, or 13%, of trade accounts receivable related to one customer. However, in March 2003, approximately $7.7 million of this balance was collected.

16. Segment Reporting

        The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company's reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue, operating income, and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies.

        The identified segments are as follows:

        Information Management and Distribution.    This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services and in-bound mail room services. During 2002, revenue in the Information Management and Distribution segment consisted of approximately $224.2 million of recurring revenue and approximately $30.2 million of project revenue.

        Healthcare, Regulatory and Legal Compliance.    This segment includes operations that provide the following services: medical records release; off-site active storage of a healthcare institutions' medical records; online delivery of images of selected medical records; temporary staffing services; providing managed care compliance reviews; legal claims administration; and professional economic research services and litigation support. During 2002, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $110.9 million of project revenue and approximately $64.1 million of recurring revenue.

        The Company measures segment profit as income before taxes. Information on the segments follows (in thousands):

	Year Ended December 31, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$254,352	$175,028	$429,380	$—	$—	$429,380
Depreciation and amortization	9,665	4,975	14,640	—	—	14,640
Operating income	29,331	22,159	51,490	—	—	51,490
Interest expense	3,083	3,005	6,088	—	—	6,088
Income before income taxes	25,394	19,497	44,891	—	—	44,891
Total assets	286,122	181,485	467,607	—	—	467,607
	Year Ended December 31, 2001
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$236,183	$182,217	$418,400	$36,295	$—	$454,695
Depreciation and amortization	13,735	8,600	22,335	2,329	—	24,664
Operating income	29,127	29,976	59,103	(3,181)	(62,584)	(6,662)
Interest expense	4,684	4,618	9,302	27	—	9,329
Income (loss) before income taxes	24,184	25,488	49,672	(3,113)	(62,584)	(16,025)
Total assets	247,834	214,055	461,889	1,182	—	463,071
	Year Ended December 31, 2000
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$192,515	$175,651	$368,166	$103,989	$—	$472,155
Depreciation and amortization	10,154	6,915	17,069	5,287	—	22,356
Operating income	22,162	37,231	59,393	2,562	—	61,955
Interest expense	4,981	4,862	9,843	118	—	9,961
Income before income taxes	18,824	31,305	50,129	2,899	—	53,028
Total assets	195,010	165,684	360,694	94,015	—	454,709

        At January 1, 2002, the Company transferred four operating units from the Healthcare, Regulatory and Legal Compliance segment to the Information Management and Distribution segment and one operating unit from the Information Management and Distribution segment to the Healthcare, Regulatory and Legal Compliance segment. These transfers were completed to better align these operating units' results with operating units of similar core competencies. The Company has reclassified the 2000 and 2001 amounts to be consistent with the 2002 segment reporting. Information on the revised segments follows (in thousands):

Information Management and Distribution

	2000	Operating Unit Transfers	2000 Reclassified	2001	Operating Unit Transfers	2001 Reclassified
Revenue	$164,780	$27,735	$192,515	$205,330	$30,853	$236,183
Depreciation and amortization	8,980	1,174	10,154	12,358	1,377	13,735
Operating income	18,231	3,931	22,162	25,905	3,222	29,127
Interest expense	4,651	330	4,981	4,710	(26)	4,684
Income before income taxes	15,428	3,396	18,824	21,623	2,561	24,184
Total assets	170,948	24,062	195,010	216,496	31,338	247,834

Healthcare, Regulatory and Legal Compliance

	2000	Operating Unit Transfers	2000 Reclassified	2001	Operating Unit Transfers	2001 Reclassified
Revenue	$203,386	$(27,735)	$175,651	$213,070	$(30,853)	$182,217
Depreciation and amortization	8,089	(1,174)	6,915	9,977	(1,377)	8,600
Operating income	41,162	(3,931)	37,231	33,198	(3,222)	29,976
Interest expense	5,192	(330)	4,862	4,592	26	4,618
Income (loss) before income taxes	34,701	(3,396)	31,305	28,049	(2,561)	25,488
Total assets	189,746	(24,062)	165,684	245,393	(31,338)	214,055

        During 2002, capital expenditures were approximately $9.3 million in the Information Management and Distribution segment and approximately $2.7 million in the Healthcare, Regulatory and Legal Compliance segment.

17. Quarterly Information (Unaudited)

	SOURCECORP, Incorporated
	2001 Quarter Ended				2002 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Total revenue	$125,440	$123,215	$106,357	$99,683	$103,284	$105,787	$107,465	$112,844
Gross profit	46,195	44,343	41,042	35,590	37,633	38,811	39,204	40,049
Income (loss) before income taxes	14,024	(56,319)	19,295	6,975	9,683	12,105	12,359	10,744
Net income (loss)	8,695	(43,131)	11,963	4,324	6,003	7,505	7,663	6,661
Net income (loss) per common share—
Basic	$0.54	$(2.60)	$0.70	$0.25	$0.35	$0.43	$0.44	$0.38
Diluted	$0.52	$(2.60)	$0.67	$0.25	$0.34	$0.42	$0.44	$0.38
Weighted average common shares outstanding—
Basic	16,212	16,575	16,969	17,271	17,296	17,304	17,358	17,378
Diluted	16,876	16,575	17,779	17,637	17,817	17,887	17,369	17,373

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        As recommended by the Audit Committee of SOURCECORP, Incorporated, the Board of Directors, on April 17, 2002, decided to no longer engage Arthur Andersen LLP ("Andersen") as independent auditors and engaged Deloitte & Touche LLP to serve as independent auditors for 2002.

        Andersen's reports on the Company's consolidated financial statements for the past two fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the Company's fiscal years ended December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through the date of the Form 8-K on April 17, 2002, notifying of such auditor change, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided Andersen with a copy of the foregoing disclosures. A copy of Andersen's letter, dated April 18, 2002, stating its agreement with such statements was filed as an exhibit to the Company's Form 8-K dated April 17, 2002.

        During the Company's fiscal years ended December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through April 17, 2002, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information called for by Item 10 will be set forth under the caption "Election of Directors" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2002, and which is incorporated herein by this reference.

ITEM 11. Executive Compensation

        Information called for by Item 11 will be set forth under the caption "Executive Compensation" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2002, and which is incorporated herein by this reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Information called for by Item 12 will be set forth under the caption "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management", respectively, in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2002, and which is incorporated herein by this reference.

ITEM 13. Certain Relationships and Related Transactions

        Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2002 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2002, and which is incorporated herein by this reference.

ITEM 14. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the Company's disclosure committee, and/or certifying officers (i.e. Chief Executive Officer and Chief Financial Officer), on a timely basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. The Company also established a disclosure committee, which consists of certain members of the Company's senior management. Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC Filings.

(b)
Changes in internal controls.

        There were no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are being filed as part of this Report:

  (a)
  (1)     Consolidated Financial Statements

        See Index to Consolidated Financial Statements on page 33.

        All other schedules are omitted because they are not applicable, not required or the required information is in the Financial Statements or the Notes thereto.

  (a)
  (3)     The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-K. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

EXHIBIT NUMBER		DESCRIPTION
2.1	—	Certificate of Ownership and Merger filed with the Secretary of State of Delaware effective February 14, 2002 merging SourceCorp Incorporated with and into the Registrant and changing the name of the Registrant to SOURCECORP, Incorporated (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed February 15, 2002)
3.1	—	Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
3.2	—	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
4	—	Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
10.1*	—	F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)
10.2*	—	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed August 14, 2002)
10.3	—	Form of Indemnification Agreement between Registrant and each director (Incorporated by reference to Exhibit 10.8 to Company's Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)
10.4	—	Agreement between New York State Workers' Compensation Board and QCSInet Acquisition Corp., dated January 21, 1998 (Incorporated by reference to Exhibit 10.38 to the Company's Form 8-K filed on March 20, 1998)
10.5	—	Warrant No. 6 issued to Mary D. Baker, dated October 27, 1998 (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.6	—	Warrant No. 7 issued to Sharon Kelly, dated October 27, 1998 (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.7	—	Warrant No. 8 issued to C. Stuart Haworth, dated October 27, 1998 (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.8	—	Warrant No. 9 issued to Janet Thornton, dated October 27, 1998. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.9	—	Warrant No. 10 issued to Stephen D. Swartz, dated October 27, 1998. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.10	—	Warrant No. 11 issued to Hossein Borhani, dated October 27, 1998. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.11	—	Warrant No. 12 issued to George Desloge, dated October 27, 1998. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)

10.12	—	Warrant No. 13 issued to Paul White, dated October 27, 1998. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.13	—	Warrant No. 14 issued to Kaye Hall, dated October 27, 1998. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.14*	—	Warrant No. 16 issued to Ronald Zazworsky, dated May 19, 1999. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.15*	—	Warrant No. 17 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.16	—	Warrant No. 18 issued to Margot T. Lebenberg, dated May 19, 1999. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.17*	—	Warrant No. 21 issued to Thomas C. Walker, dated May 19, 1999. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.18*	—	Warrant No. 22 issued to Ed H. Bowman, Jr., dated May 19, 1999. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.19*	—	Special Warrant No. 24 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.20	—	Warrant No. 25 issued to Jeffrey T. Pelcher, dated January 12, 2000. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.21	—	Warrant No. 26 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.22	—	Warrant No. 27 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.23	—	Warrant No. 28 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.24	—	Warrant No. 29 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.25	—	Warrant No. 30 issued to Margot T. Lebenberg, dated March 16, 2000. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.26*	—	Warrant No. 31 issued to Ronald Zazworsky, dated March 16, 2000. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.27	—	Warrant No. 32 issued to Timothy J. Barker, dated March 16, 2000. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)

10.28*	—	Warrant No. 33 issued to Joe A. Rose, dated March 16, 2000. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.29	—	Warrant No. 34 issued to Joy Karns, dated February 25, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.30	—	Warrant No. 36 issued to Suzette Estaban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.31	—	Warrant No. 37 issued to Francis Esteban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.32	—	Warrant No. 38 issued to Ruben Luna, dated February 25, 2000. (Incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.33	—	Warrant No. 39 issued to Maria Olvera, dated February 25, 2000. (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.34	—	Warrant No. 40 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.35	—	Warrant No. 41 issued to David Byerley, dated March 16, 2000. (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.36	—	Warrant No. 44 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.37	—	Warrant No. 45 issued to Gene Marzano, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.38	—	Warrant No. 46 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.39	—	Warrant No. 47 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.40	—	Warrant No. 48 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.26 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.41	—	Warrant No. 49 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.27 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.42	—	Warrant No. 50 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.28 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.43	—	Warrant No. 51 issued to Michael Wickman, dated March 16, 2000. (Incorporated by reference to Exhibit 4.29 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)

10.44	—	Warrant No. 52 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.30 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.45	—	Warrant No. 53 issued to Leo Cooper, dated March 16, 2000. (Incorporated by reference to Exhibit 4.31 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.46	—	Warrant No. 54 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.32 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.47*	—	Warrant No. WO57 issued to Thomas C. Walker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.48*	—	Warrant No. WO58 issued to Ed H. Bowman, Jr., dated January 24, 2001. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.49*	—	Warrant No. WO59 issued to Joe A. Rose, dated January 24, 2001. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.50*	—	Warrant No. WO60 issued to Barry L. Edwards, dated January 24, 2001. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.51*	—	Warrant No. WO61 issued to Charles S. Gilbert, dated January 24, 2001. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.52*	—	Warrant No. WO62 issued to Michael S. Rupe, dated January 24, 2001. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.53*	—	Warrant No. WO63 issued to Ronald Zazworsky, dated January 24, 2001. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.54	—	Warrant No. WO64 issued to Gary Patton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.55	—	Warrant No. WO65 issued to David Byerley, dated January 24, 2001. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.56	—	Warrant No. WO66 issued to Mary Baker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.57	—	Warrant No. WO67 issued to Hossein Borhani, dated January 24, 2001. (Incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.58	—	Warrant No. WO68 issued to Charles Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.59	—	Warrant No. WO69 issued to Joan Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)

10.60	—	Warrant No. WO70 issued to Stuart Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.61	—	Warrant No. WO71 issued to Sharon Kelly, dated January 24, 2001. (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.62	—	Warrant No. WO72 issued to Sam Kimelman, dated January 24, 2001. (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.63	—	Warrant No. WO73 issued to Steve Swartz, dated January 24, 2001. (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.64	—	Warrant No. WO74 issued to Janet Thornton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.20 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.65	—	Warrant No. WO75 issued to Paul White, dated January 24, 2001. (Incorporated by reference to Exhibit 4.21 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.66	—	Warrant No. WO76 issued to Holly Barnett, dated January 24, 2001. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.67	—	Warrant No. WO77 issued to Dennis Reinhold, dated January 24, 2001. (Incorporated by reference to Exhibit 4.23 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.68	—	Warrant No. WO78 issued to E. Leo Cooper, dated January 24, 2001. (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.69*	—	Warrant No. WO79 issued to Kerry D. Walbridge, dated March 22, 2001. (Incorporated by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.70*	—	Consulting Agreement between F.Y.I. Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.65 of the Company's Form 10-K filed on March 23, 2000)
10.71*	—	Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed May 15, 2002)
10.72*	—	Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed May 15, 2002)
10.73*	—	Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed May 15, 2002)
10.74*	—	First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 14, 2002)

10.75*	—	Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed May 15, 2002)
10.76*	—	First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed August 14, 2002)
10.77*	—	Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed May 15, 2002)
10.78*	—	Employment Agreement, dated as of February 7, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe
10.79*	—	Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ronald Zazworsky (Incorporated by reference to Exhibit 10.90 on the Company's Form 10-Q filed August 14, 2001)
10.80*	—	First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed May 15, 2002)
10.81*	—	Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed May 15, 2002)
10.82*	—	First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed August 14, 2002)
10.83	—	Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed November 14, 2001)
10.84	—	First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.92 on the Company's Form 10-Q filed August 14, 2001)
10.85	—	Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed November 14, 2002)
10.86	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A.
10.87	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank
10.88	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of BNP Paribas

10.89	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of First Union National Bank
10.90	—	Extension Agreement, effective April 3, 2002 and dated March 5, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia
10.91	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank formerly known as The Chase Manhattan Bank
10.92	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wachovia Bank, N.A.
10.93	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank
10.94	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank Texas, National Association
10.95	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank One, NA
10.96	—	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Texas Capital Bank, National Association
10.97	—	Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed November 14, 2001)
10.98	—	Master Guaranty Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed November 14, 2001)
10.99	—	Pledge Agreement, dated April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 on the Company's Form 10-Q filed November 14, 2001)
10.100	—	Master Pledge Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed November 14, 2001)
10.101	—	ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed November 14, 2001)
10.102	—	Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed November 14, 2001)
10.103*	—	F.Y.I. Incorporated Nonqualified Retirement Plan, Amended and Restated as of January 1, 2000 (Incorporated by reference to Exhibit 10.87 on the Company's Form 10-K filed April 1, 2002)
10.104*		Description of Non-Qualified Retirement Plan Match

16.1	—	Letter from Arthur Andersen, LLP dated April 18, 2002 (Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed April 22, 2002).
21	—	List of subsidiaries of SOURCECORP, Incorporated
23.1	—	Consent of Deloitte & Touche LLP
24	—	Power of Attorney (included with the signature page hereof)
99.1	—	Certification pursuant to Section 906 of Sarbanes-Oxley Act
99.2	—	Certification pursuant to Section 906 of Sarbanes-Oxley Act

*
Compensatory plan or arrangement.

(b)
Reports on Form 8-K:

        During the quarter ended December 31, 2002, the Company filed the following Current Report on Form 8-K:

        On November 8, 2002, the Company filed the Current Report on Form 8-K with the Commission dated November 6, 2002, reporting under Item 5 thereto, the Company's press release relating to earnings for the Quarter ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCECORP, INCORPORATED
	By:	/s/ ED H. BOWMAN, JR., Ed H. Bowman, Jr., President and Chief Executive Officer
Date: March 31, 2003

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED

/s/ THOMAS C. WALKER Thomas C. Walker	Chairman of the Board and Chief Development Officer
/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID LOWENSTEIN David Lowenstein	Director and Founder
/s/ JOE A. ROSE Joe A. Rose	Director, Executive Vice President and Chief Operating Officer
/s/ BARRY L. EDWARDS Barry L. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MICHAEL J. BRADLEY Michael J. Bradley	Director
/s/ DONALD F. MOOREHEAD, JR. Donald F. Moorehead, Jr.	Director
/s/ HON. EDWARD M. ROWELL Hon. Edward M. Rowell	Director
/s/ JONATHAN B. SHAW Jonathan B. Shaw	Director

CERTIFICATIONS

I, Ed H. Bowman, Jr., certify that:

  1.
  I have reviewed this annual report on Form 10-K of SOURCECORP, Incorporated;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003	/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr. Chief Executive Officer and President

CERTIFICATIONS

I, Barry L. Edwards, certify that:

  1.
  I have reviewed this annual report on Form 10-K of SOURCECORP, Incorporated;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: March 31, 2003	/s/ BARRY L. EDWARDS Barry L. Edwards Executive Vice President and Chief Financial Officer