Form 10-Q
period 2003-03-31
SOURCECORP INC
filed 2003-05-13
CIK 936931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

Yes                            ☒                                    No  ☐

As of May 8, 2003,  16,340,652 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2003

PART I.     FINANCIAL INFORMATION

Item 1.           Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,217	$2,542
Accounts and notes receivable, less allowance for doubtful accounts of $12,441 and $12,022, respectively	78,834	84,074
Inventories	2,360	2,684
Deferred income taxes	9,012	8,384
Prepaid expenses and other current assets	3,887	4,234
Total current assets	97,310	101,918

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,471 and $56,688, respectively	40,575	40,019
GOODWILL, net of amortization of $22,356	317,256	321,825
INTANGIBLES, net of amortization of $356 and $443, respectively	4,084	3,997
OTHER NONCURRENT ASSETS	8,382	9,198

Total assets	$467,607	$476,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$58,029	$59,213
Current maturities of long-term obligations	113	189
Income tax payable	180	6,144
Total current liabilities	58,322	65,546

LONG-TERM OBLIGATIONS, net of current maturities	89,640	94,256
DEFERRED INCOME TAX	11,679	12,632
OTHER LONG-TERM OBLIGATIONS	5,290	6,183
Total liabilities	164,931	178,617

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,420,595 and 16,526,462 shares issued and 17,364,567 and 16,470,434 outstanding at December 31, 2002 and March 31, 2003, respectively	175	166
Additional paid-in-capital	206,843	196,090
Accumulated other comprehensive loss	(329)	—
Retained earnings	96,969	103,066
	303,658	299,322
Less – Treasury stock, at cost, 56,028 shares	(982)	(982)
Total stockholders’ equity	302,676	298,340

Total liabilities and stockholders’ equity	$467,607	$476,957

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
REVENUE	$103,284	$109,525

COST OF SERVICES	62,201	64,512
DEPRECIATION	3,450	3,536
Gross profit	37,633	41,477
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,274	26,433
AMORTIZATION	89	89
Operating income	11,270	14,955

OTHER (INCOME) EXPENSE:
Interest expense	1,496	1,410
Interest income	(28)	(261)
Other (income) expense, net	119	175
Income before income taxes	9,683	13,631

PROVISION FOR INCOME TAXES	3,680	5,452
NET INCOME	$6,003	$8,179

NET INCOME PER COMMON SHARE:
BASIC	$0.35	$0.48
DILUTED	$0.34	$0.47

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	17,296	17,205
DILUTED	17,817	17,226

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,003	$8,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,539	3,625
Deferred tax provision	2,040	1,581
Change in operating assets and liabilities:
Accounts and notes receivable	538	(5,240)
Inventories, prepaid expenses and other assets	(121)	(537)
Accounts payable and accrued liabilities	(1,258)	3,274
Net cash provided by operating activities	10,741	10,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,990)	(2,939)
Net proceeds received from the sale of operating units in 2001	10	—
Cash paid for acquisitions, net of cash acquired	(11,115)	(445)
Net cash used for investing activities	(14,095)	(3,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	61	—
Cash paid for common stock repurchased	—	(12,750)
Proceeds from long-term obligations	97,750	73,335
Principal payments on long-term obligations	(101,198)	(68,683)
Cash paid for debt issuance costs	—	(75)
Net cash used for financing activities	(3,387)	(8,173)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,741)	(675)

CASH AND CASH EQUIVALENTS, beginning of period	7,182	3,217

CASH AND CASH EQUIVALENTS, end of period	$441	$2,542

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$3,568	$(2,148)
Interest	$1,485	$1,369

NONCASH FINANCING TRANSACTIONS:
Common stock issued related to business combinations (14,368 and 0 shares, respectively)	$445	$—
Short-term obligations refinanced under line of credit	$4,781	$—
Assets acquired through financing and capital lease arrangements	$76	$41

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

In the opinion of management, the accompanying consolidated financial statements include all accounts and the adjustments necessary to present fairly the Company’s financial position at March 31, 2003, results of operations for the three months ended March 31, 2002 and 2003, and cash flows for the three months ended March 31, 2002 and 2003. All significant intercompany transactions have been eliminated. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on March 31, 2003.  The results of operations for the three-months ended March 31, 2002 and 2003 may not be indicative of the results for the full year.

The Company uses estimates and assumptions required for preparation of the financial statements.  The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from the estimates.

2.  New Accounting Standards

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes FASB Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The adoption of SFAS No. 146 by the Company on January 1, 2003, did not have an effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on its consolidated financial statements. The Company adopted the recognition and measurement requirements of FIN 45 on January 1, 2003 and such adoption did not have a material impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure-only provisions of SFAS No. 148 on December 31, 2002 and currently intends to account for stock-based employee compensation expense under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

The Company applies APB No. 25 and related interpretations in accounting for awards. Stock option and warrant awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock options and warrants. Had compensation expense been determined based upon the fair value at grant dates for stock options and warrants consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2003

Net income as reported	$6,003	$8,179
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(905)	(829)
Proforma net income	$5,098	$7,350

Earnings per share:

Reported basic earnings per share	$0.35	$0.48
Proforma basic earnings per share	$0.29	$0.43

Reported diluted earnings per share	$0.34	$0.47
Proforma diluted earnings per share	$0.29	$0.43

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for three months ended March 31, 2002:  weighted-average risk free interest rate of 4.5%, no dividend yield, weighted-average expected life of 3.0 years and weighted-average volatility of 40.0%.  The following assumptions were used for the three months ended March 31, 2003:  weighted-average risk free interest rate of 2.6%, no dividend yield, weighted-average expected life of 3.0 years and weighted-average volatility of 44.5%.

3.  Strategic Realignment Plan

During the second and third quarters of 2001, the Company completed a strategic realignment plan, in which the Company identified certain non-strategic service offerings for divestiture or closure.  During the three months ended March 31, 2003, the activity related to the realignment plan consisted of settlements of legal claims, lease payments, and various disposal expenses.  The following table reflects the realignment activity for the three months ended March 31, 2003 (in millions):

	January 1, 2003	Settlements	March 31, 2003
Realignment Costs Liability	$1.5	$0.2	$1.3

The March 31, 2003 realignment costs liability balance consists of accrued litigation, lease payments and various disposal expenses.

4.  Business Combinations

Goodwill and Intangibles

The changes in the carrying value of goodwill and intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2003	$186,378	$130,878	$317,256
Additional accrued consideration and adjustments	4,663	(94)	4,569
Net balance as of March 31, 2003	$191,041	$130,784	$321,825

Intangibles:

	March 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,000	$(333)	$3,667
Non Compete Agreements	440	(110)	330
Total	$4,440	$(443)	$3,997

Aggregate amortization expense related to intangibles for the three months ended March 31, 2003 was $0.1 million.  Estimated amortization expense for the periods ending December 31, 2003 through December 31, 2006 is $0.4 million annually.  Thereafter, annual amortization expense is estimated to be $0.3 million through December 31, 2016.

Contingent Consideration

Certain of the Company’s acquisitions are subject to adjustments in overall consideration and recorded goodwill based upon the achievement of specified revenue and/or earnings targets generally over one to three year periods. During the first three months of 2003, the Company paid consideration of $0.4 million in cash in relation to contingent consideration agreements that have been finalized.

In certain agreements, the Company has the option of changing the payment mix to use common stock versus cash in satisfying the liability. Upon review of current market conditions, the Company finds it favorable to satisfy its currently recorded earnout liabilities in cash rather than common stock. Management’s evaluation of the cumulative earnings of acquired companies through March 31, 2003 indicates that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore the Company has accrued aggregate additional consideration of approximately $11.9 million, of which $11.6 million is classified as accounts payable and accrued liabilities and is expected to be settled in cash and $0.3 million is classified as additional paid-in-capital and is expected to be settled in common stock.

Not all of the periods applicable for the earnout targets have been completed and additional amounts may be payable in future periods under the terms of the agreements. If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $19.0 million. In accordance with the agreements, the Company has the option to satisfy $18.5 million of the $19.0 million potential liability in common stock. The earnout payments would be made as outlined in the agreements and paid over the next three years, with the final payment being made in 2005.

5.  Weighted Average Shares Outstanding

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended March 31,
	2002	2003
Basic weighted average common shares	17,296	17,205
Weighted average effect of options and warrants	85	1
Other contingent consideration	436	20
Diluted weighted average common shares	17,817	17,226

At March 31, 2002 and 2003, approximately 1.8 million and 3.6 million, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive to future earnings per share calculations.

6.  Segment Reporting

The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company’s reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies.

The identified segments are as follows:

Information Management and Distribution.  This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services and in-bound mail room services. During the three months ended March 31, 2002 and 2003, revenue in the Information Management and Distribution segment consisted of approximately $56.9 million and $57.2 million of recurring revenue, respectively, and approximately $7.4 million and $7.6 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  This segment includes operations that provide the following services: medical records release; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing managed care compliance reviews; legal claims administration; and professional economic research services and litigation support. During the three months ended March 31, 2002 and 2003, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $15.6 million and $15.7 million of recurring revenue, respectively, and approximately $23.4 million and $29.0 million of project revenue, respectively.

The Company measures segment profit as income before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$64,810	$44,715	$109,525
Income before income taxes	7,548	6,083	13,631

	THREE MONTHS ENDED MARCH 31, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$64,318	$38,966	$103,284
Income before income taxes	6,945	2,738	9,683

7.  Interest Rate Swap and Other Comprehensive Income (Loss)

On December 22, 2000, the Company entered into an interest rate swap for a notional amount of $50.0 million to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt. The interest rate swap had the effect of fixing the interest rate on $50 million of the Company’s debt at 5.775%. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company concluded the interest rate swap qualified as a cash flow hedge bearing no ineffectiveness at inception.  The hedge remained perfectly effective because the critical terms (i.e. notional amount, payment dates, and underlying index) of the interest rate swap and the hedged debt obligation coincided throughout the term of the interest rate swap.  The interest rate swap expired on March 31, 2003 and was not replaced.

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in the financial statements.  The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners.  Comprehensive income is the total of net income and all other non-owner changes within a company’s equity.

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders.  The components of comprehensive income (loss) for the three months ended March 31, 2002 and 2003 are as follows (in thousands):

	Three Months Ended March 31,
	2002	2003
Net income	$6,003	$8,179
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax effect of $129 and $0, respectively	(294)	—
Total comprehensive income	$5,709	$8,179

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q.

Introduction

We were founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including: financial services, government, legal, healthcare and transportation. We acquired the seven Founding Companies (the “Founding Companies”) simultaneously with the closing of our initial public offering (the “IPO”) on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock of our Company.

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

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Our reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of significant accounting policies.

The identified segments are as follows:

Information Management and Distribution.  This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services and in-bound mail room services. During the three months ended March 31, 2002 and 2003, revenue in the Information Management and Distribution segment consisted of approximately $56.9 million and $57.2 million of recurring revenue, respectively, and approximately $7.4 million and $7.6 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  This segment includes operations that provide the following services: medical records release; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing managed care compliance reviews; legal claims administration; and professional economic research services and litigation support. During the three months ended March 31, 2002 and 2003, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $15.6 million and $15.7 million of recurring revenue, respectively, and approximately $23.4 million and $29.0 million of project revenue, respectively.

Basis for Management Discussion and Analysis

Revenue is characterized as both project and recurring.  Project revenue consists of one-time projects in which the customer relationship is not guaranteed to continue after project completion.  Project revenue margins are usually higher than our average margins and the volumes of project business can be highly volatile from period to period.  Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer.  Recurring revenue is typically based on transaction volumes sent to us by our customers and these volumes are generally not contractually guaranteed.  Recurring revenue generally has lower margins than project revenue and is usually more predictable.  The difference between project and recurring revenue is relevant to the discussion of profitability and margins.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

	Three Months Ended March 31,
	2002		2003
	($000’s)	% of Revenue	($000’s)	% of Revenue

Revenue	$103,284	100.0%	$109,525	100.0%
Gross Profit	37,633	36.4%	41,477	37.9%
SG&A	26,274	25.4%	26,433	24.1%
Operating income	11,270	10.9%	14,955	13.7%
Income before tax	9,683	9.4%	13,631	12.4%
Net income	6,003	5.8%	8,179	7.5%

Revenue

Our operations generated revenues of $109.5 million for the three months ended March 31, 2003, an increase of 6.0% compared to the same period in 2002.   Project revenue increased $5.8 million from the prior year, resulting in a revenue mix shift between our project and recurring revenue.  Project revenue accounted for 33.4% of total revenue compared to 29.8% in the prior year.

Revenue within our Information Management and Distribution segment increased 0.8% from $64.3 million for the three months ended March 31, 2002 to $64.8 million for the three months ended March 31, 2003.  Project revenue accounted for 11.7% of segment revenue in the first quarter of 2003 and 11.5% for the same period of 2002.  Seasonal statement processing volumes were essentially level with the prior year and processing volumes from our financial services customers strengthened modestly.  These volumes were partially offset by a modest decline in volumes from our government services customers.   During the third quarter of 2002, the City of New York Human Resources Administration informed us that we did not receive their renewal contract award.  For the three months ended March 31, 2002 and 2003, the contract contributed approximately $3.1 million and $3.3 million in revenue, respectively.  We expect this contract to be fully transitioned to the new vendor during the second quarter of 2003.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 14.8% from $39.0 million for the three months ended March 31, 2002 to $44.7 million for the three months ended March 31, 2003.  Project revenue accounted for 64.9% of segment revenue in the first quarter of 2003 compared to 60.0% for the same period in 2002.  The increase in revenue within Healthcare, Regulatory and Legal Compliance was primarily a result of increased volumes within our legal consulting service offering due to accelerated customer deadlines and higher volumes within our claims administration service offering.  Revenue in the Healthcare businesses was modestly higher in the current year.

Gross profit

Gross profit increased 10.2% from $37.6 million for the three months ended March 31, 2002 to $41.5 million for the three months ended March 31, 2003.  The increase in gross profit was primarily the result of an overall increase in revenue driven largely by the increases in our higher margin project revenue businesses.  Also contributing to the higher gross profit was lower bad debt expense of $1.4 million compared to the prior year.  We successfully recovered approximately $1.0 million of previously reserved accounts receivable due to an increased focus and successful collection efforts.  Gross profit as a percentage of revenue increased from 36.4% for the three months ended March 31, 2002 to 37.9% for the three months ended March 31, 2003.

Selling, general and administrative expenses

SG&A increased 0.6% from $26.3 million, or 25.4% of revenue, for the three months ended March 31, 2002 to $26.4 million, or 24.1% of revenue, for the three months ended March 31, 2003.  Cost cutting initiatives within the Healthcare businesses were offset by additional sales and technology personnel in Information Management.

Operating income

Operating income increased 32.7% from $11.3 million, or 10.9% of revenue, for the three months ended March 31, 2002 to $15.0 million, or 13.7% of revenue, for the three months ended March 31, 2003.  The increase in operating income was largely attributable to increases in our higher margin project revenue businesses and lower bad debt expense.

Income before income taxes and net income

Income before income taxes increased 40.8% from $9.7 million for the three months ended March 31, 2002 to $13.6 million for the three months ended March 31, 2003, and net income increased 36.2% from $6.0 million for the three months ended March 31, 2002 to $8.2 million for the three months ended March 31, 2003, largely attributable to the items discussed above.

The effective tax rate of 38.0% and 40.0% for the three months ended March 31, 2002 and 2003, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes.  The effective tax rate has changed between the years principally due to the income mix shifting to higher tax states.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had $36.4 million of working capital, including $2.5 million of cash.  Working capital at December 31, 2002 was $39.0 million, including $3.2 million of cash.  For the first three months of 2003, cash provided by operating activities was $10.9 million compared to $10.7 million for the same period in 2002.  Higher earnings and lower tax payments combined with the receipt of $2.3 million of income tax refunds in the current year were partially offset by timing issues related to the collection of current or less than 90 day accounts receivable and annual incentive compensation payments.

For the three months ended March 31, 2003, investing activities consisted of additions to property, plant and equipment of $2.9 million and acquisition related payments of $0.4 million.  Capital expenditures were primarily driven by technological investments within our information management service offering.  Acquisition related payments consist of cash payments for contingent consideration agreements of past acquisitions.  It is expected that we will pay an additional $11.4 million for contingent consideration agreements during the remainder of 2003.

Net cash used by financing activities was $8.2 million for the three months ended March 31, 2003.  During the first quarter of 2003, we activated $15.0 million of the stock repurchase program authorized by our Board of Directors in April 2001.  During the three months ended March 31, 2003, we purchased 894,133 shares of our common stock at a cost of $12.8 million.  These payments were offset by $73.3 million in proceeds from our line of credit, net of payments of $68.7 million.  In addition, we paid $0.1 million in fees related to amending the terms of our credit agreement, which is discussed below.

In April 2001, we entered into our line of credit agreement with a group of banks led by Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”). Under the agreement, we can borrow up to $297.5 million through April 2, 2004.  In 2002, member banks extended $290.0 million of the commitment through April 1, 2005.  Effective April 3, 2003, member banks extended $230.0 million of the commitment for an additional year to April 1, 2006.  Our ability to borrow under the agreement is subject to customary borrowing capacity requirements.  Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services among other factors.

Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs.  However, our ability to borrow is contingent on certain leverage and fixed cost coverage ratios.  After application of such ratios and our total commercial commitments of $9.8 million for standby letters of credit, we had $69.7 million available to borrow under our 2001 Credit Agreement as of March 31, 2003.  In September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004.  This ratio was set to become more restrictive in the fourth quarter of 2002 by increasing to 1.50.  Under the amended agreement, the fixed cost ratio will remain at 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter.  Effective March 26, 2003, an amendment was approved that allows for a reduction to the minimum net worth requirement for up to $30 million of share repurchases.  Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities.  There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,410,444 shares were available as of March 31, 2003.  The shares available have not been reduced for any shares that may be issuable in the future to previous owners of acquired companies as contingent consideration liabilities.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Goodwill and Intangible Assets

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  Upon the adoption of SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment.  At January 1, 2002, we compared the fair values of the reporting units to their carrying values.  In determining the fair values of the operating units, we used the discounted cash flow method and the market value approach method.  Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded at January 1, 2002.  In October 2002, we performed the annual test for impairment using the discounted cash flow method and the market value approach method.  Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded.

Other intangible assets with definite lives will continue to be amortized over their useful lives.  Impairment will be evaluated when events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-Lived Asset Impairment

We adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, on January 1, 2002. As required by SFAS No. 144, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management makes the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management believes that during the quarter ended March 31, 2003, no facts or circumstances existed that required evaluation of potential impairment.

Revenue Recognition

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

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represented approximately 33% of total 2002 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer’s volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represented the remaining 67% of total 2002 revenues and typically occurs within our Information Management and Distribution segment.

As a part of providing services to our customers, we incur incidental expenses commonly referred to as “out-of-pocket” expenses. These expenses include items such as airfare, hotels, and mileage and are often reimbursable by our customers. When reimbursable, we record both revenue and direct cost of services in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

Unearned income, included in accounts payable and accrued liabilities, represents payments from our customers in advance of services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

Self-Insurance Liabilities and Reserves

We are self-insured for workmen’s compensation liabilities and a significant portion of our employee medical costs. We account for our self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs.

Other Loss Contingencies

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

Stock Based Compensation

We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the measurement date. We have adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.  See Note 2, New Accounting Standards, of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes FASB Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  The adoption of SFAS No. 146 by us on January 1, 2003, did not have an effect on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and such adoption did not have a material impact on our consolidated financial statements. We adopted the recognition and measurement requirements of FIN 45 on January 1, 2003 and such adoption did not have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure-only provisions of SFAS No. 148 on December 31, 2002 and currently intend to continue to account for stock-based employee compensation expense under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees.

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

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds.  Interest rates are fixed on the capitalized lease obligations.  We entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, our exposure to fluctuations in interest rates on $50 million of our revolving credit facility.  We designated the swap as a cash flow hedge.  The interest rate swap expired on March 31, 2003 and was not replaced.

A 100 basis point increase in short-term interest rates would result in approximately $0.7 million of additional expense in 2003 based on our expected average balance outstanding under the credit facility during 2003.

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

PART II.                        OTHER INFORMATION

Item 1.                                     Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business. The following is a brief description of six of the legal matters that we are involved in. We do not believe these actions, nor any of the actions that we are a party to, will have a material adverse effect on our business or financial condition, however in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

DeBari Litigation

In March 1999, we filed a lawsuit styled DeBari Associates Acquisition Corp. v. Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin in the Supreme Court of the State of New York (“Nortec Action”). In the Nortec Action, we were seeking a declaratory judgment that Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin (the “Nortec Defendants”) have no interest in Net Data, Inc., a subsidiary of a company acquired by us in February 1998. We divested the operating assets of Net Data, Inc. as part of our 2001 strategic realignment plan. The Nortec Defendants counterclaimed alleging breach of contract, fraud, breach of fiduciary duty as a joint venturer and unjust enrichment. The trial for the above matter concluded mid-October 2002, with the jury finding in our favor (i.e. that the Nortec Defendants did not have a right to any part of Net Data, Inc. or any portion of the proceeds from its purchase). On February 7, 2003, the judge entered its order, reflecting the jury’s finding in our favor. The Nortec Defendants deadline for filing a notice of appeal is 90 days from such order, being May 8, 2003; if such a notice of appeal is filed, the Nortec Defendants would have an extended period of time in which to file an appeal.  As of May 13, 2003, we have not received any notice of appeal related to this matter.

Roy Weatherford, et al vs. Franklin Bank and Franklin Bank vs. MAVRICC Management Systems, Inc.

On February 24, 1992, MAVRICC Management Systems, Inc. (one of our wholly-owned subsidiaries, the operating assets of which were divested by us as part of our 2001 strategic realignment plan) (“MAVRICC”) entered into an agreement with Franklin Bank, N.A. whereby MAVRICC agreed to maintain records for individual IRAs and Keogh Plans and to perform certain activities (specifically described in the contract) necessary to assist Franklin Bank, N.A. in serving as a custodian for specific IRAs. On August 6, 2001, Plaintiffs Roy Weatherford, Lois Weatherford, James L. Loper and Alma D. Owen initiated a class action lawsuit against Franklin Bank, N.A. in Tennessee’s Sumner County Circuit Court, Chancellory Division, alleging breach of fiduciary duty, breach of contract, negligence and violation of the Consumer Protection Act. The Weatherford complaint seeks compensatory and punitive damages from Franklin Bank, N.A. On September 28, 2001, Franklin Bank, N.A. filed its Third-Party Complaint against MAVRICC for indemnification, alleging that MAVRICC breached the agreement.  On February 27, 2003, the parties to this action filed an agreed order of dismissal without prejudice, which the court entered on March 10, 2003.  The order dismisses both the complaint against Franklin Bank and Franklin Bank’s Third Party Complaint against MAVRICC; however, as the complaints are dismissed without prejudice, it is possible for such parties to later reassert such claims. We believe that if such claims were reasserted, we would have meritorious defenses and would vigorously defend any such claims made against us in this matter.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. On August 26, 2002, our motion for summary judgment was denied. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment interest, which equates to approximately $2.2 million in total as of March 5, 2003. The judgment amount plus prejudgment interest costs were included in our 2002 results. We intend to appeal this ruling and have filed a notice of appeal in this matter.  We believe we have meritorious points of error for appeal and intend to continue to vigorously defend the claims made against us in this matter.

Various ROI Copy Charge Matters

From time to time, various of our subsidiaries that perform release of information (“ROI”) services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs’ reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. We are currently a party to several such suits in various stages of development. We believe we have meritorious defenses and intend to continue to vigorously defend any claims made against us in these matters.

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleges that one of our subsidiaries is liable for the loss of various products and prototypes allegedly stored at one of our subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff has not stated their damages, but alleges they are in excess of $2.5 million. We believe we have meritorious defenses and intend to vigorously defend any claims made against us in this matter.

Spohr, et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which we asserted claims for  breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds.  We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, we additionally filed claims against the sellers’ accountants and the two sellers filed claims against us.  Specifically, the sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers’ allege damages of approximately $1.5 million.  We have asserted damages in excess of $8 million.  We believe we have meritorious defenses to sellers’ claims and intend to vigorously defend any claims made against us in this matter.

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

	10.1	Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto.

	10.2	Amended and Restated Employment Agreement dated April 1, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Ed H. Bowman, Jr.

	10.3	Amended and Restated Employment Agreement dated March 31, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Barry L. Edwards

	10.4	Amended and Restated Employment Agreement dated March 31, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Charles S. Gilbert

	10.5	Amended and Restated Employment Agreement dated April 1, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Thomas C. Walker

	10.6	Consulting Agreement Addendum dated March 6, 2003 by and between SOURCECORP, Incorporated and David Lowenstein

10.7

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank of America, N.A.

10.8

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia

10.9

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank One, N.A.

10.10

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of BNP Paribas

10.11

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of JPMorgan Chase Bank

10.12

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Suntrust Bank

10.13

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Washington Mutual Bank

10.14

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A.

	99.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act

	99.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

(b)                                Reports on Form 8-K

On February 20, 2003, the Company filed a Current Report on Form 8-K with the Commission dated February 20, 2003 under Item 5 thereto, the filing of a press release to announce its financial results for the forth quarter and fiscal year ended December 31, 2003.

On March 11, 2003, the Company filed a Current Report on Form 8-K with the Commission dated March 10, 2003 reporting under Item 5 thereto, the filing of a press release announcing an unfavorable $2.2 million court ruling.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, Incorporated

Date: May 13, 2003	By:	/s/ Ed H. Bowman, Jr.
Ed H. Bowman, Jr.
Chief Executive Officer and President

Date: May 13, 2003	By:	/s/ Barry L. Edwards
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 13, 2003	By:	/s/ Ed H. Bowman, Jr.
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and we have

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 13, 2003	By:	/s/ Barry L. Edwards
Barry L. Edwards
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.1	Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto.

10.2	Amended and Restated Employment Agreement dated April 1, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Ed H. Bowman, Jr.

10.3	Amended and Restated Employment Agreement dated March 31, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Barry L. Edwards

10.4	Amended and Restated Employment Agreement dated March 31, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Charles S. Gilbert

10.5	Amended and Restated Employment Agreement dated April 1, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Thomas C. Walker

10.6	Consulting Agreement Addendum dated March 6, 2003 by and between SOURCECORP, Incorporated and David Lowenstein

10.7

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank of America, N.A.

10.8

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia

10.9

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank One, N.A.

10.10

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of BNP Paribas

10.11

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of JPMorgan Chase Bank

10.12

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Suntrust Bank

10.13

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Washington Mutual Bank

10.14

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A.

99.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act

99.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act