Form 10-Q
period 2003-06-30
SOURCECORP INC
filed 2003-08-13
CIK 936931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 740-6500

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

As of August 5, 2003, 16,167,088 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2002	June 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,217	$2,722
Accounts and notes receivable, less allowance for doubtful accounts of $12,441 and $10,053, respectively	78,834	71,136
Inventories	2,360	2,285
Deferred income taxes	9,012	7,609
Prepaid expenses and other current assets	3,887	3,356

Total current assets	97,310	87,108

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,471 and $58,585, respectively	40,575	40,128
GOODWILL, net of amortization of $22,356	317,256	321,737
INTANGIBLES, net of amortization of $356 and $532, respectively	4,084	3,908
OTHER NONCURRENT ASSETS	8,382	9,596

Total assets	$467,607	$462,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$58,029	$60,128
Current maturities of long-term obligations	113	189
Income tax payable	180	6,409

Total current liabilities	58,322	66,726

LONG-TERM OBLIGATIONS, net of current maturities	89,640	76,448
DEFERRED INCOME TAXES	11,679	14,299
OTHER LONG-TERM OBLIGATIONS	5,290	6,249

Total liabilities	164,931	163,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,420,595 and 16,223,116 shares issued and 17,364,567 and 16,167,088 outstanding at December 31, 2002 and June 30, 2003, respectively	175	163
Additional paid-in-capital	206,843	195,425
Accumulated other comprehensive loss	(329)	—
Retained earnings	96,969	107,008

	303,658	302,596
Less—Treasury stock, at cost, 56,028 shares	(982)	(982)
Less—Deferred compensation	—	(2,859)

Total stockholders’ equity	302,676	298,755

Total liabilities and stockholders’ equity	$467,607	$462,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
REVENUE	$105,787	$101,770	$209,071	$211,295

COST OF SERVICES	63,332	61,647	125,533	126,159
DEPRECIATION	3,644	3,467	7,094	7,003

Gross profit	38,811	36,656	76,444	78,133
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,754	26,479	51,028	52,912
AMORTIZATION	89	88	178	177

Operating income	13,968	10,089	25,238	25,044

OTHER (INCOME) EXPENSE:
Interest expense	1,541	1,005	3,037	2,415
Interest income	(23)	(14)	(51)	(275)
Other (income) expense, net	345	(330)	464	(155)

Income before income taxes	12,105	9,428	21,788	23,059

PROVISION FOR INCOME TAXES	4,600	3,771	8,280	9,223

NET INCOME	$7,505	$5,657	$13,508	$13,836

NET INCOME PER COMMON SHARE
BASIC	$0.43	$0.35	$0.78	$0.83

DILUTED	$0.42	$0.35	$0.76	$0.82

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	17,304	16,319	17,300	16,762

DILUTED	17,887	16,381	17,854	16,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2002	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,508	$13,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,272	7,180
Deferred tax provision	3,390	4,023
Compensation expense on restricted stock grants	—	91
Loss (gain) on sale of property, plant and equipment	125	(344)
Change in operating assets and liabilities:
Accounts and notes receivable	(3,034)	7,698
Inventories, prepaid expenses and other assets	514	641
Accounts payable and accrued liabilities	1,701	7,115

Net cash provided by operating activities	23,476	40,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	—	369
Purchase of property, plant and equipment	(6,825)	(6,518)
Net proceeds received from the sale of operating units in 2001	10	—
Cash paid for acquisitions, net of cash acquired	(16,311)	(3,044)

Net cash used for investing activities	(23,126)	(9,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	100	9
Cash paid for common stock repurchased	—	(18,091)
Proceeds from long-term obligations	155,847	111,946
Principal payments on long-term obligations	(159,421)	(125,101)
Cash paid for debt issuance costs	(269)	(305)

Net cash used for financing activities	(3,743)	(31,542)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,393)	(495)

CASH AND CASH EQUIVALENTS, beginning of period	7,182	3,217

CASH AND CASH EQUIVALENTS, end of period	$3,789	$2,722

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$6,317	$1,115
Interest	$2,913	$2,229

NONCASH FINANCING TRANSACTIONS:
Common stock issued related to business combinations (14,368 and 0 shares, respectively)	$445	$—
Assets acquired through financing and capital lease arrangements	$103	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include the accounts of SOURCECORP, Incorporated and subsidiaries (collectively, the “Company”).

In the opinion of management, the accompanying condensed consolidated financial statements include all accounts and the adjustments necessary to present fairly the Company’s financial position at June 30, 2003, results of operations for the three and six months ended June 30, 2002 and 2003, and cash flows for the six months ended June 30, 2002 and 2003. All significant intercompany transactions have been eliminated. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on March 31, 2003. The results of operations for the three and six months ended June 30, 2002 and 2003 may not be indicative of the results for the full year.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

2. New Accounting Standards

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for contracts entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which the Company adopted on June 1, 2003, did not have a material impact on the consolidated financial statements.

3. Stockholders’ Equity and Stock-Based Compensation

Stock-Based Compensation

In 2002, the Board of Directors and Shareholders of the Company approved the SOURCECORP, Incorporated 2002 Long-Term Incentive Plan (the “2002 Plan”), which replaced the 1995 Stock Option Plan, as amended (the “1995 Plan”). The 2002 Plan provides for awards of options to purchase common stock and may include incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of cash obligations, dividend equivalents and other stock based awards.

The Board of Directors has appointed a committee (the “Committee”) to administer the 2002 Plan. Persons eligible to receive awards under the plan include directors, officers, employees of the Company and its subsidiaries, and persons who provide consulting services to the Company deemed by the Committee to be of substantial value to the Company, persons who have been offered employment by the Company or its subsidiaries, and persons employed by an entity that the Committee reasonably expects to become a subsidiary of the Company. Awards granted under the 2002 Plan may, at the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2002 Plan or any other plan of the Company, any subsidiary or any business entity to be acquired by the Company or one of its subsidiaries. The Committee determines vesting in awards granted under the 2002 Plan.

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation and awards. Stock option and warrant awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock options and warrants. Had compensation expense been determined based upon the fair value at grant dates for stock options and warrants consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income as reported	$7,505	$5,657	$13,508	$13,836
Add: Deferred compensation expense included in reported net income, net of related tax effect	—	55	—	55
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,013)	(909)	(1,918)	(1,738)

Proforma net income	$6,492	$4,803	$11,590	$12,153

Earnings per share:

Reported basic earnings per share	$0.43	$0.35	$0.78	$0.83

Proforma basic earnings per share	$0.38	$0.29	$0.67	$0.73

Reported diluted earnings per share	$0.42	$0.35	$0.76	$0.82

Proforma diluted earnings per share	$0.36	$0.29	$0.65	$0.72

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Weighted-average risk-free interest rate	4.6%	2.4%	4.5%	2.4%
Weighted-average dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average volatility	40.2%	44.3%	40.0%	44.3%
Weighted-average expected life	3.0 years	3.1 years	3.0 years	3.1 years

During the three months ended June 30, 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance. The deferred compensation charge will be amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved. For the three and six months ended June 30, 2003, approximately $0.1 million of deferred compensation was amortized to expense.

Net Income Per Share:

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Basic weighted average common shares	17,304	16,319	17,300	16,762
Weighted average options, warrants, restricted stock and contingent consideration	583	62	554	42

Diluted weighted average common shares	17,887	16,381	17,854	16,804

At June 30, 2002 and 2003, approximately 2.3 million and 3.7 million, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive to future earnings per share calculations.

4. Strategic Realignment Plan

During the second and third quarters of 2001, the Company completed a strategic realignment plan, in which the Company identified certain non-strategic service offerings for divestiture or closure. During the six months ended June 30, 2003, the activity related to the realignment plan consisted primarily of settlements of legal claims and lease payments. The following table reflects the realignment activity for the six months ended June 30, 2003 (in millions):

	January 1, 2003	Settlements	June 30, 2003
Realignment Costs Liability	$1.5	$(0.4)	$1.1

The June 30, 2003 realignment costs liability balance consists primarily of accrued litigation and lease payments.

5. Business Combinations

Goodwill and Intangibles

The changes by segment in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2003	$186,378	$130,878	$317,256
Additional accrued consideration and adjustments	4,575	(94)	4,481

Net balance as of June 30, 2003	$190,953	$130,784	$321,737

Intangibles:

	June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,000	$(400)	$3,600
Non Compete Agreements	440	(132)	308

Total	$4,440	$(532)	$3,908

Aggregate amortization expense related to intangibles for the six months ended June 30, 2003 was $0.2 million. Estimated amortization expense for the periods ending December 31, 2003 through December 31, 2006 is $0.4 million annually. Thereafter, annual amortization expense is estimated to be $0.3 million through December 31, 2016.

Contingent Consideration

Certain of the Company’s acquisitions are subject to adjustments in overall consideration and recorded goodwill based primarily upon the achievement of specified revenue and/or earnings targets generally over one to three year periods. During the first six months of 2003, the Company paid consideration of $3.0 million in cash in relation to contingent consideration agreements that have been finalized.

In certain agreements, the Company has the option of changing the payment mix to use cash versus common stock in satisfying the liability. Upon review of current market conditions, the Company finds it favorable to satisfy its currently recorded contingent consideration liabilities in cash rather than common stock. Management’s evaluation of the cumulative earnings of acquired companies through June 30, 2003 indicates that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore, during the six months ended June 30, 2003 the Company accrued additional net consideration of approximately $4.5 million, which resulted in an increase to goodwill. As of June 30, 2003, the Company’s total liability related to contingent consideration agreements of past acquisitions is $9.2 million, of which $8.9 million is reported in accounts payable and accrued liabilities and is expected to be settled in cash, and $0.3 million is reported in additional paid-in-capital and is expected to be settled in common stock.

Not all of the periods applicable for the contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements. If all contingent consideration targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $19.4 million. In accordance with the agreements, the Company has the option to satisfy $17.1 million of the $19.4 million potential liability in common stock. The contingent consideration payments would be made as outlined in the agreements and paid over the next two years, with the final payment being made in 2005.

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

Healthcare, Regulatory and Legal Compliance. This segment includes operations that provide the following services: fulfillment of requests for medical records information; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing managed care compliance reviews; legal claims administration; and professional economic research services and litigation support.

The Company measures segment profit as income before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$61,244	$40,526	$101,770
Income before income taxes	5,025	4,403	9,428

	THREE MONTHS ENDED JUNE 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$64,342	$41,445	$105,787
Income before income taxes	6,852	5,253	12,105

	SIX MONTHS ENDED JUNE 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$126,054	$85,241	$211,295
Income before income taxes	12,573	10,486	23,059

	SIX MONTHS ENDED JUNE 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$128,660	$80,411	$209,071
Income before income taxes	13,797	7,991	21,788

7. Other Comprehensive Income (Loss)

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

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2003 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income	$7,505	$5,657	$13,508	$13,836
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax effect of $(91), $0, $(220) and $(219), respectively	66	—	360	329

Total comprehensive income	$7,571	$5,657	$13,868	$14,165

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Basis for Management Discussion and Analysis

Revenue is characterized as either project or recurring. Project revenue consists of one-time projects in which the customer relationship is not guaranteed to continue after project completion. Project revenue margins are usually higher than our average margins and the volumes of project business can be highly volatile from period to period. Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on transaction volumes sent to us by our customers and these volumes are generally not contractually guaranteed. Recurring revenue generally has lower margins than project revenue and is usually more predictable. The difference between project and recurring revenue is relevant to the discussion of profitability and margins.

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

The identified segments are as follows:

Information Management and Distribution. This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services and in-bound mail room services. For the three months ended June 30, 2002 and 2003, revenue in the Information Management and Distribution segment consisted of approximately $56.7 million and $54.7 million of recurring revenue, respectively, and approximately $7.6 million and $6.5 million of project revenue, respectively. For the six months ended June 30, 2002 and 2003, revenue in the Information Management and Distribution segment consisted of approximately $113.7 million and $112.0 million of recurring revenue, respectively and approximately $15.0 million and $14.1 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance. This segment includes operations that provide the following services: fulfillment of requests for medical records information; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing managed care compliance reviews; legal claims administration; and professional economic research services and litigation support. During the three months ended June 30, 2002 and

2003, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $15.8 million and $15.3 million of recurring revenue, respectively, and approximately $25.6 million and $25.3 million of project revenue, respectively. During the six months ended June 30, 2002 and 2003, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $31.4 million and $31.0 million of recurring revenue, respectively, and approximately $49.0 million and $54.2 million of project revenue, respectively.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

	Three Months Ended June 30,
	2002		2003
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$105,787	100.0%	$101,770	100.0%
Gross Profit	38,811	36.7%	36,656	36.0%
SG&A	24,754	23.4%	26,479	26.0%
Operating income	13,968	13.2%	10,089	9.9%
Income before tax	12,105	11.4%	9,428	9.3%
Net income	7,505	7.1%	5,657	5.6%

Revenue

Our operations generated revenues of $101.8 million for the three months ended June 30, 2003, a decrease of 3.8% compared to the same period in 2002. Project revenue accounted for $31.8 million or 31.2% of revenue in the current quarter and $33.2 million or 31.3% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment decreased 4.8% from $64.3 million for the three months ended June 30, 2002 to $61.2 million for the three months ended June 30, 2003. Project revenue accounted for 10.7% of segment revenue in the second quarter of 2003 compared to 11.8% for the same period in 2002. Segment revenues were lower during the quarter principally due to decreased volumes within our direct mail services, which were down $3.0 million or 26.7% compared to the prior year quarter. The volume decline within direct mail is primarily the result of unfavorable economic conditions and a highly competitive environment throughout the direct mail industry. Additionally, the segment experienced declines in volumes from certain government services customers equal to approximately $1.9 million. The City of New York Human Resources Administration (“HRA”) contract was fully transitioned to a new vendor during the quarter. For the three months ended June 30, 2003, HRA contributed approximately $1.9 million in revenue compared to $3.0 million in the prior year. The remaining portion of the decline relates primarily to lower volumes with a single federal government customer. These declines were partially offset by higher volumes equal to approximately $1.8 million from our financial services customers.

Revenue within our Healthcare, Regulatory and Legal Compliance segment decreased 2.2% from $41.4 million for the three months ended June 30, 2002 to $40.5 million for the three months ended June 30, 2003. Project revenue accounted for 62.2% of segment revenue in the second quarter of 2003 and 61.7% for the same period in 2002. The decline in segment revenue resulted primarily from lower volumes in our claims administration service offering, which was down approximately $1.4 million due primarily to two project delays during the current quarter, compared with two projects in full production during the prior year quarter that have since been completed. Also contributing to the decline were lower volumes in our healthcare businesses equal to approximately $1.9 million, partially due to customer compliance issues with the new HIPAA regulations governing the release of medical records that are expected to be short-term in nature. Increased volumes, equal to approximately $2.0 million, within our legal consulting service offering mitigated these declines.

Gross profit

Gross profit declined 5.6% from $38.8 million for the three months ended June 30, 2002 to $36.7 million for the three months ended June 30, 2003. The decrease in gross profit was primarily related to the decline in revenue discussed above, combined with an unusually large medical claims expense of approximately $1.1 million and higher facilities costs of approximately $0.2 million. These items were partially offset by lower bad debt expense of $1.1 million compared to the prior year due to increased collections of accounts receivable balances outstanding greater than ninety days. Gross profit as a percentage of revenue decreased from 36.7% for the three months ended June 30, 2002 to 36.0% for the three months ended June 30, 2003.

Selling, general and administrative expenses

SG&A increased 7.0% from $24.8 million, or 23.4% of revenue, for the three months ended June 30, 2002 to $26.5 million,

or 26.0% of revenue, for the three months ended June 30, 2003. This is primarily due to increased personnel costs related to our strategic sales and technology initiatives and increased professional fees.

Operating income

Operating income decreased 27.8% from $14.0 million, or 13.2% of revenue, for the three months ended June 30, 2002 to $10.1 million, or 9.9% of revenue, for the three months ended June 30, 2003. The decline in operating income was largely attributable to the decline in revenue combined with the unusually large medical claims expense and higher personnel related expenses discussed above.

Income before income taxes and net income

Income before income taxes decreased 22.1% from $12.1 million for the three months ended June 30, 2002 to $9.4 million for the three months ended June 30, 2003, largely attributable to the items discussed above. Partially offsetting the decline in income before income taxes was lower interest expense and a gain on the disposal of property plant and equipment. Interest expense for the three months ended June 30, 2003 declined $0.5 million compared to the same period in 2002 primarily due to the expiration of the interest rate swap on March 31, 2003, lower debt levels and more favorable interest rates. During the three months ended June 30, 2003, a gain of approximately $0.3 million was realized related to the sale of property, plant and equipment.

Net income decreased 24.6% from $7.5 million for the three months ended June 30, 2002 to $5.7 million for the three months ended June 30, 2003 due to the items discussed above. The effective tax rate of 38.0% and 40.0% for the three months ended June 30, 2002 and 2003, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes. The effective tax rate has changed between the years principally due to the income mix shifting to higher tax states.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

	Six Months Ended June 30,
	2002		2003
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$209,071	100.0%	$211,295	100.0%
Gross Profit	76,444	36.6%	78,133	37.0%
SG&A	51,028	24.4%	52,912	25.0%
Operating income	25,238	12.1%	25,044	11.9%
Income before tax	21,788	10.4%	23,059	10.9%
Net income	13,508	6.5%	13,836	6.5%

Revenue

Our operations generated revenues of $211.3 million for the six months ended June 30, 2003, an increase of 1.1% compared to the same period in 2002. Project revenue increased $4.4 million from the prior year, resulting in a revenue mix shift between our project and recurring revenue. Project revenue accounted for 32.3% of total revenue in the current year compared to 30.6% in the prior year. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment decreased 2.0% from $128.7 million for the six months ended June 30, 2002 to $126.1 million for the six months ended June 30, 2003. Project revenue accounted for 11.2% of segment revenue in the current year compared to 11.7% for the same period of 2002. Segment revenues were lower during the current year as a result of decreased volumes within our direct mail services, which were down $3.1 million or 14.7% compared to the prior year. The volume decline within direct mail is primarily the result of unfavorable economic conditions and a highly competitive environment throughout the direct mail industry. Additionally, the segment experienced declines in volumes from certain of its government services customers equal to approximately $2.3 million. The City of New York Human Resources Administration (“HRA”) contract was fully transitioned to a new vendor during the second quarter of 2003. For the six months ended June 30, 2003, HRA contributed $5.2 million in revenue compared to $6.1 million during the six months ended June 30, 2002. The remaining portion of the decline relates primarily to lower volumes with a single federal government customer. These declines were partially offset by higher volumes equal to approximately $2.8 million from our financial services customers.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 6.0% from $80.4 million for the six months ended June 30, 2002 to $85.2 million for the six months ended June 30, 2003. Project revenue accounted for 63.6% of segment revenue for the six months ended June 30, 2003 compared to 60.9% for the same period in 2002. The increase in segment revenue was primarily a result of increased volumes equal to approximately $6.0 million within our legal consulting service offering due to three significant projects in production during the first six months of 2003. Volumes within our claims administration service offering were essentially level with the prior year. Volumes in our healthcare service offering experienced a decline equal to approximately $1.5 million due partially to customer compliance issues with the new HIPAA regulations governing the release of medical records that are expected to be short-term in nature.

Gross profit

Gross profit increased 2.2% from $76.4 million for the six months ended June 30, 2002 to $78.1 million for the six months ended June 30, 2003. The increase in gross profit was primarily the result of an increase in revenue, driven largely by increases in volumes within our legal consulting service offering, which typically produce higher margins. Also contributing to the higher gross profit was lower bad debt expense of $1.8 million compared to the prior year due to increased collections of accounts receivable balances outstanding greater than ninety days. These items were partially offset by higher facilities costs of approximately $0.5 million in the current year combined with an unusually large medical claims expense of approximately $1.1 million incurred during the second quarter of 2003. As a result, gross profit as a percentage of revenue increased from 36.6% for the six months ended June 30, 2002 to 37.0% for the six months ended June 30, 2003.

Selling, general and administrative expenses

SG&A increased 3.7% from $51.0 million, or 24.4% of revenue, for the six months ended June 30, 2002 to $52.9 million, or 25.0% of revenue, for the six months ended June 30, 2003. This is primarily due to increased personnel costs related to our strategic sales and technology initiatives and increased professional fees.

Operating income

Operating income decreased 0.8% from $25.2 million, or 12.1% of revenue, for the six months ended June 30, 2002 to $25.0 million, or 11.9% of revenue, for the six months ended June 30, 2003. The decline in operating income was the result of the unusually large medical insurance claims expense, higher personnel related costs and professional fees partially offset by increased revenue.

Income before income taxes and net income

Income before income taxes increased 5.8% from $21.8 million for the six months ended June 30, 2002 to $23.1 million for the six months ended June 30, 2003 largely attributable to the items discussed above. Also contributing to the increase in income before taxes were lower interest expense, higher interest income and a gain on the sale of property plant and equipment. Interest expense for the six months ended June 30, 2003 declined approximately $0.6 million compared to the same period in 2002 due primarily to the expiration of the interest rate swap on March 31, 2003, lower debt levels and more favorable interest rates. Interest income increased $0.2 million during the current year due to the collection of a $2.3 million income tax receivable. During the six months ended June 30, 2003, a gain of approximately $0.3 million was realized related to the sale of property, plant and equipment.

Net income increased 2.4% from $13.5 million for the six months ended June 30, 2002 to $13.8 million for the six months ended June 30, 2003, largely attributable to the items discussed above. The effective tax rate of 38.0% and 40.0% for the six months ended June 30, 2002 and 2003, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes. The effective tax rate has changed between the years principally due to the income mix shifting to higher tax states.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had $20.4 million of working capital, including $2.7 million of cash. Working capital at December 31, 2002 was $39.0 million, including $3.2 million of cash. For the first six months of 2003, cash provided by operating activities was $40.2 million compared to $23.5 million for the same period in 2002. Significant collections of accounts receivable balances and the receipt of $2.3 million of income tax refunds in the current year were key drivers for the increase in operating cash flow. Other factors contributing to the increased operating cash flow include lower tax payments compared to the prior year due to effective tax planning combined with the early receipt of approximately $4.8 million in customer deposits in the second quarter of 2003 related to claims administration projects scheduled to begin in the third quarter of 2003. It is expected that full year 2003 operating cash flow will be in the range of $60 million to $65 million.

For the six months ended June 30, 2003, investing activities consisted of additions to property, plant and equipment of $6.5 million, proceeds from sale of property, plant and equipment of $0.4 million, and acquisition related payments of $3.0 million. Capital expenditures were primarily driven by technological investments within our information management service offering. Acquisition related payments consist of cash payments of $3.0 million for contingent consideration agreements of past acquisitions. It is expected that we will pay an additional $8.9 million in cash for contingent consideration agreements during the remainder of 2003.

Net cash used by financing activities was $31.5 million for the six months ended June 30, 2003. During 2003, we activated the $30.0 million stock repurchase program authorized by our Board of Directors in April 2001. During the six months ended June 30, 2003, we purchased 1,198,179 shares of our common stock at a cost of approximately $18.1 million. These payments were offset by $112.0 million in proceeds from our line of credit, net of payments of $125.1 million. In addition, we paid $0.3 million in fees related to amending the terms of our credit agreement and extending the credit facility for an additional year, which is discussed below.

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

Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs. However, our ability to borrow is contingent on certain leverage and fixed cost coverage ratios. After application of such ratios and our total commercial commitments of $10.9 million for standby letters of credit and our current outstanding borrowings of $76.6 million, we had $77.9 million available to borrow under our 2001 Credit Agreement as of June 30, 2003. In September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004. This ratio was set to become more restrictive in the fourth quarter of 2002 by increasing to 1.50. Under the amended agreement, the fixed cost ratio will remain at 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter. Effective March 26, 2003, an amendment was approved that allows for a reduction to the minimum net worth requirement for up to $30 million of share repurchases. Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,410,444 shares were available as of June 30, 2003. The shares available have not been reduced for any shares that may be issuable in the future to previous owners of acquired companies as contingent consideration liabilities.

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

Long-Lived Asset Impairment

We adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, on January 1, 2002. As required by SFAS No. 144, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management makes the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management believes that during the six months ended June 30, 2003, no facts or circumstances existed that required evaluation of potential impairment.

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

Self-Insurance Liabilities and Reserves

We are self-insured for workmen’s compensation liabilities and a significant portion of our employee medical costs. We account for our self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by carrying stop-loss policies and aggregate claim limits for significant claims incurred for both workmen’s compensation liabilities and medical costs.

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

Stock Based Compensation

We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the measurement date. We have adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. See Note 3, Stockholders’ Equity and Stock-Based Compensation, of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No, 133, Accounting for Derivative Instruments and Hedging Activities and is effective for contracts entered into or modified after June 30, 2003. We adopted the provisions of SFAS No. 149 on July 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which we adopted on June 1, 2003, did not have a material impact on the consolidated financial statements.

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

A 100 basis point increase in short-term interest rates would result in approximately $0.4 million of additional expense in 2003 based on our expected average balance outstanding under the credit facility during 2003.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4	Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1	Employment Agreement dated May 21, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and W. Bryan Hill

10.2	Employment Agreement dated July 15, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Kerry D. Walbridge

10.3	Amended and Restated Employment Agreement dated July 31, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Michael S. Rupe

10.4

Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed

November 14, 2001)

10.5	First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.92 on the Company’s Form 10-Q filed August 14, 2001)

10.6	Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2002)

10.7	Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2003)

10.8	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company’s Form 10-K filed March 31, 2003)

10.9	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company’s Form 10-K filed March 31, 2003)

10.10	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.88 to the Company’s Form 10-K filed March 31, 2003)

10.11	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of First Union National Bank (Incorporated by reference to Exhibit 10.89 to the Company’s Form 10-K filed March 31, 2003)

10.12	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.90 to the Company’s Form 10-K filed March 31, 2003)

10.13	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank formerly known as The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.91 to the Company’s Form 10-K filed March 31, 2003)

10.14	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.92 to the Company’s Form 10-K filed March 31, 2003)

10.15	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.93 to the Company’s Form 10-K filed March 31, 2003)

10.16	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank Texas, National Association (Incorporated by reference to Exhibit 10.94 to the Company’s Form 10-K filed March 31, 2003)

10.17	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank One, NA (Incorporated by reference to Exhibit 10.95 to the Company’s Form 10-K filed March 31, 2003)

10.18	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.96 to the Company’s Form 10-K filed March 31, 2003)

10.19	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed May 13, 2003)

10.20	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 13, 2003)

10.21	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank One, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 13, 2003)

10.22	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed May 13, 2003)

10.23	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed May 13, 2003)

10.24	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Suntrust Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed May 13, 2003)

10.25	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed May 13, 2003).

10.26	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed May 13, 2003)

10.27	F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)

10.28	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2002)

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

(b) Reports on Form 8-K

On May 7, 2003, the Company filed a Current Report on Form 8-K with the Commission dated May 7, 2003, reporting, under Item 9 and Item 12 thereto, the filing of a press release to announce its financial results for the first quarter ended March 31, 2003.

On August 6, 2003, the Company filed a Current Report on Form 8-K with the Commission date August 6, 2003, reporting, under Item 5 and Item 7 thereto, the filing of a press release to announce the departure of the Company’s Chief Operating Officer and reporting, under Item 7 and Item 12 thereto, the filing of a press release to announce its financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, INCORPORATED

Date: August 13, 2003	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: August 13, 2003	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4	Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1	Employment Agreement dated May 21, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and W. Bryan Hill

10.2	Employment Agreement dated July 15, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Kerry D. Walbridge

10.3	Amended and Restated Employment Agreement dated July 31, 2003 by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P., and Michael S. Rupe

10.4

Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed

November 14, 2001)

10.5	First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.92 on the Company’s Form 10-Q filed August 14, 2001)

10.6	Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2002)

10.7	Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2003)

10.8	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company’s Form 10-K filed March 31, 2003)

10.9	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company’s Form 10-K filed March 31, 2003)

10.10	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.88 to the Company’s Form 10-K filed March 31, 2003)

10.11	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of First Union National Bank (Incorporated by reference to Exhibit 10.89 to the Company’s Form 10-K filed March 31, 2003)

10.12	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.90 to the Company’s Form 10-K filed March 31, 2003)

10.13	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank formerly known as The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.91 to the Company’s Form 10-K filed March 31, 2003)

10.14	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.92 to the Company’s Form 10-K filed March 31, 2003)

10.15	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.93 to the Company’s Form 10-K filed March 31, 2003)

10.16	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank Texas, National Association (Incorporated by reference to Exhibit 10.94 to the Company’s Form 10-K filed March 31, 2003)

10.17	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank One, NA (Incorporated by reference to Exhibit 10.95 to the Company’s Form 10-K filed March 31, 2003)

10.18	Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.96 to the Company’s Form 10-K filed March 31, 2003)

10.19	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank of America, N.A (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed May 13, 2003)

10.20	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 13, 2003)

10.21	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank One, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 13, 2003)

10.22	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed May 13, 2003)

10.23	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed May 13, 2003)

10.24	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Suntrust Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed May 13, 2003)

10.25	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed May 13, 2003).

10.26	Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed May 13, 2003)

10.27	F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)

10.28	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2002)

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.