Form 10-Q
period 2003-09-30
SOURCECORP INC
filed 2003-11-13
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27444

SOURCECORP, INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-2560895 (I.R.S. EmployerIdentification No.)

3232 MCKINNEY AVENUE, SUITE 1000 DALLAS, TEXAS (Address of principal executive offices)	75204 (Zip code)

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

As of November 5, 2003, 16,093,556 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2002	September 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,217	$618
Accounts and notes receivable, less allowance for doubtful accounts of $12,441 and $9,521, respectively	78,834	68,696
Inventories	2,360	2,674
Deferred income taxes	9,012	6,648
Prepaid expenses and other current assets	3,887	3,342
Total current assets	97,310	81,978
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,471 and $61,806 respectively	40,575	41,355
GOODWILL, net of amortization of $22,356	317,256	322,995
INTANGIBLES, net of amortization of $356 and $621, respectively	4,084	3,819
OTHER NONCURRENT ASSETS	8,382	9,672
Total assets	$467,607	$459,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$58,029	$55,851
Current maturities of long-term obligations	113	184
Income tax payable	180	4,892
Total current liabilities	58,322	60,927
LONG-TERM OBLIGATIONS, net of current maturities	89,640	71,480
DEFERRED INCOME TAXES	11,679	15,492
OTHER LONG-TERM OBLIGATIONS	5,290	6,990
Total liabilities	164,931	154,889
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,420,595 and 16,217,084 shares issued and 17,364,567 and 16,161,056 outstanding at December 31, 2002 and September 30, 2003, respectively	175	163
Additional paid-in-capital	206,843	195,192
Accumulated other comprehensive loss	(329)	—
Retained earnings	96,969	113,149
	303,658	308,504
Less—Treasury stock, at cost, 56,028 shares	(982)	(982)
Less—Deferred compensation	—	(2,592)
Total stockholders’ equity	302,676	304,930
Total liabilities and stockholders’ equity	$467,607	$459,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
REVENUE	$107,465	$100,926	$316,536	$312,221
COST OF SERVICES	64,683	59,657	190,216	185,816
DEPRECIATION	3,578	3,607	10,672	10,610
Gross profit	39,204	37,662	115,648	115,795
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,154	26,098	76,182	79,010
AMORTIZATION	89	89	267	266
Operating income	13,961	11,475	39,199	36,519
OTHER (INCOME) EXPENSE:
Interest expense	1,555	441	4,592	2,856
Interest income	(28)	(5)	(79)	(280)
Other (income) expense, net	75	119	539	(36)
Income before income taxes	12,359	10,920	34,147	33,979
PROVISION FOR INCOME TAXES	4,696	4,368	12,976	13,592
NET INCOME	$7,663	$6,552	$21,171	$20,387
NET INCOME PER COMMON SHARE
BASIC	$0.44	$0.40	$1.22	$1.23
DILUTED	$0.44	$0.40	$1.20	$1.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	17,358	16,188	17,319	16,571
DILUTED	17,369	16,355	17,688	16,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2002	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,171	$20,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,939	10,876
Deferred tax provision	6,512	6,177
Compensation expense on restricted stock grants	—	358
Loss (gain) on sale of property, plant and equipment	242	(361)
Change in operating assets and liabilities:
Accounts and notes receivable	1,714	10,138
Inventories, prepaid expenses and other assets	1,032	957
Accounts payable and accrued liabilities	1,425	5,132
Net cash provided by operating activities	43,035	53,664
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant and equipment	—	439
Purchase of property, plant and equipment	(8,912)	(9,902)
Net proceeds received from the sale of operating units in 2001	10	—
Cash paid for acquisitions, net of cash acquired	(19,151)	(9,980)
Net cash used for investing activities	(28,053)	(19,443)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	108	173
Cash paid for common stock repurchased	—	(18,557)
Proceeds from long-term obligations	233,047	167,617
Principal payments on long-term obligations	(249,014)	(185,748)
Cash paid for debt issuance costs	(329)	(305)
Net cash used for financing activities	(16,188)	(36,820)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,206)	(2,599)
CASH AND CASH EQUIVALENTS, beginning of period	7,182	3,217
CASH AND CASH EQUIVALENTS, end of period	$5,976	$618
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$11,007	$2,601
Interest	$4,595	$2,839
NONCASH FINANCING TRANSACTIONS:
Common stock issued related to business combinations (114,112 and 20,268 shares, respectively)	$3,335	$283
Assets acquired through financing and capital lease arrangements	$125	$40

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

In the opinion of management, the accompanying condensed consolidated financial statements include all accounts and the adjustments necessary to present fairly the Company’s financial position at September 30, 2003, results of operations for the three and nine months ended September 30, 2002 and 2003, and cash flows for the nine months ended September 30, 2002 and 2003. All significant intercompany transactions have been eliminated. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on March 31, 2003. The results of operations for the three and nine months ended September 30, 2002 and 2003 may not be indicative of the results for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income as reported	$7,663	$6,552	$21,171	$20,387
Add: Deferred compensation expense included in reported net income, net of related tax effect	—	160	—	215
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(1,030)	(627)	(2,948)	(2,364)
Proforma net income	$6,633	$6,085	$18,223	$18,238
Earnings per share:
Reported basic earnings per share	$0.44	$0.40	$1.22	$1.23
Proforma basic earnings per share	$0.38	$0.38	$1.05	$1.10
Reported diluted earnings per share	$0.44	$0.40	$1.20	$1.22
Proforma diluted earnings per share	$0.38	$0.37	$1.03	$1.10

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2002	2003
Weighted-average risk-free interest rate	3.2%	4.5%	2.4%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Weighted-average volatility	42.3%	40.1%	44.3%
Weighted-average expected life	3.0 years	3.0 years	3.1 years

The Company issued no stock options or warrants during the three-month period ended September 30, 2003.

During the three months ended June 30, 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance. The deferred compensation charge will be amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved. For the three and nine months ended September 30, 2003, approximately $0.3 and $0.4 million, respectively of deferred compensation was amortized to expense.

Common Stock Repurchase Program

During 2003, the Company activated the $30.0 million stock repurchase program authorized by the Board of Directors in April 2001.  During the nine months ended September 30, 2003, the Company purchased 1,216,979 shares of its common stock at a cost of approximately $18.6 million.  The repurchased shares were recorded in the accompanying balance sheet as a reduction to common stock, additional paid-in-capital, and retained earnings.  These shares have been retired and returned to the status of authorized but unissued shares of the Company.

Net Income Per Share:

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Basic weighted average common shares	17,358	16,188	17,319	16,571
Weighted average options, warrants, restricted stock and contingent consideration	11	167	369	83
Diluted weighted average common shares	17,369	16,355	17,688	16,654

At September 30, 2002 and 2003, approximately 3.6 million and 2.9 million, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive to future earnings per share calculations.

4. Strategic Realignment Plan

During the second and third quarters of 2001, the Company completed a strategic realignment plan, in which the Company identified certain non-strategic service offerings for divestiture or closure. During the nine months ended September 30, 2003, the activity related to the realignment plan consisted primarily of settlements of legal claims and lease payments. The following table reflects the realignment activity for the nine months ended September 30, 2003 (in millions):

	January 1, 2003	Settlements	September 30, 2003
Realignment Costs Liability	$1.5	$(1.5)	$—

5. Business Combinations

Goodwill and Intangibles

The changes by segment in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2003	$186,378	$130,878	$317,256
Additional accrued consideration and adjustments	5,833	(94)	5,739
Net balance as of September 30, 2003	$192,211	$130,784	$322,995

Intangibles:

	September 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,000	$(467)	$3,533
Non Compete Agreements	440	(154)	286
Total	$4,440	$(621)	$3,819

Aggregate amortization expense related to intangibles for the nine months ended September 30, 2003 was $0.3 million. Estimated amortization expense for the periods ending December 31, 2003 through December 31, 2006 is $0.4 million annually. Thereafter, annual amortization expense is estimated to be $0.3 million through December 31, 2016.

Contingent Consideration

Certain of the Company’s acquisitions are subject to adjustments in overall consideration and recorded goodwill based primarily upon the achievement of specified revenue and/or earnings targets and the settlement of certain representations and warranties stipulated in the purchase agreements, generally over one to three year periods. During the first nine months of 2003, the Company paid consideration of $11.0 million in cash and 20,268 shares of common stock at an average price of $13.96 per share in relation to contingent consideration agreements that have been finalized.  During the three months ended September 30, 2003, the company received a reimbursement of approximately $1.0 million of purchase price related to a past acquisition in the Information Management and Distribution segment, which was recorded as a reduction to goodwill.

In certain agreements, the Company has the option of changing the payment mix to use cash versus common stock in satisfying the liability. Upon review of current market conditions, the Company finds it favorable to satisfy its currently recorded contingent consideration liabilities in cash rather than common stock. Management’s evaluation of the cumulative earnings of acquired companies through September 30, 2003 indicates that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore, during the nine months ended September 30, 2003 the Company accrued additional net consideration of approximately $6.8 million, which resulted in an increase to goodwill. As of September 30, 2003, the Company’s total current liability related to contingent consideration agreements of past acquisitions is $3.3 million, which is reported in accounts payable and accrued liabilities and is expected to be settled in cash.

Not all of the periods applicable for the contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements. If all contingent consideration targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $17.2 million. In accordance with the agreements, the Company has the option to satisfy $12.7 million of the $17.2 million potential liability in common stock. The contingent consideration payments would be made as outlined in the agreements and paid over the next two years, with the final payment being made in 2005.

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

Healthcare, Regulatory and Legal Compliance. This segment includes operations that provide the following services: fulfillment of requests for medical records information; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing managed care compliance reviews; medical record coding; legal claims administration; and professional economic research services and litigation support.

The Company measures segment profit as income before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$57,431	$43,495	$100,926
Income before income taxes	4,939	5,981	10,920

	THREE MONTHS ENDED SEPTEMBER 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$62,072	$45,393	$107,465
Income before income taxes	5,930	6,429	12,359

	NINE MONTHS ENDED SEPTEMBER 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$183,485	$128,736	$312,221
Income before income taxes	17,512	16,467	33,979

	NINE MONTHS ENDED SEPTEMBER 30, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$190,732	$125,804	$316,536
Income before income taxes	19,727	14,420	34,147

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

Other comprehensive income (loss) is defined as the change in equity during a period from transactions and other events, except those resulting from investments by and distributions to stockholders. The components of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2003 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income	$7,663	$6,552	$21,171	$20,387
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax effect of $(121), $0, $(341) and $(219), respectively	252	—	612	329
Total comprehensive income	$7,915	$6,552	$21,783	$20,716

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

The identified segments are as follows:

Information Management and Distribution. This segment includes operations that provide the following services: electronic imaging; analog services; data capture and database management; internet repository services; and print and mail services, including statement processing, direct mail and fulfillment services and in-bound mail room services. For the three months ended September 30, 2002 and 2003, revenue in the Information Management and Distribution segment consisted of approximately $54.9 million and $52.6 million of recurring revenue, respectively, and approximately $7.2 million and $4.8 million of project revenue, respectively. For the nine months ended September 30, 2002 and 2003, revenue in the Information Management and Distribution segment consisted of approximately $168.5 million and $164.5 million of recurring revenue, respectively and approximately $22.2 million and $19.0 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance. This segment includes operations that provide the following services: fulfillment of requests for medical records information; off-site active storage of a healthcare institutions’ medical records; online delivery of images of selected medical records; temporary staffing services; providing managed care compliance reviews; medical record coding; legal claims administration; and professional economic research services and litigation support. During the three months ended September 30, 2002 and 2003, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $16.4 million and $15.3 million of recurring revenue, respectively, and approximately $29.0 million and $28.2 million of project revenue, respectively. During the nine months ended September 30, 2002 and 2003, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $47.8 million and $46.4 million of recurring revenue, respectively, and approximately $78.0 million and $82.3 million of project revenue, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

	Three Months Ended September 30,
	2002		2003
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$107,465	100.0%	$100,926	100.0%
Gross Profit	39,204	36.5%	37,662	37.3%
SG&A	25,154	23.4%	26,098	25.9%
Operating income	13,961	13.0%	11,475	11.4%
Income before tax	12,359	11.5%	10,920	10.8%
Net income	7,663	7.1%	6,552	6.5%

Revenue

Our operations generated revenues of $100.9 million for the three months ended September 30, 2003, a decrease of 6.1% compared to the same period in 2002. Project revenue accounted for $33.0 million or 32.7% of revenue in the current quarter compared to $36.2 million or 33.6% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment decreased 7.5% from $62.1 million for the three months ended September 30, 2002 to $57.4 million for the three months ended September 30, 2003.  Project revenue accounted for 8.4% of segment revenue in the third quarter of 2003 compared to 11.6% for the same period in 2002.  Segment revenues were lower during the quarter principally due to declines in volumes related to our government services business of approximately $4.7 million.  The City of New York Human Resources Administration (“HRA”) fully transitioned to a new vendor during the second quarter of 2003.  During the third quarter of 2002, HRA contributed approximately $3.1 million in revenue.  The remaining portion of the decline within our government services business is primarily the result of lower volumes with a single federal government customer.  Additionally, the segment experienced declines in volumes within our direct mail service offering, which was down $2.9 million or 26.7% compared to the prior year quarter, due to unfavorable economic conditions and a highly competitive environment throughout the direct mail industry.  These declines were partially offset by higher transaction volumes from our financial services customers combined with increased volumes within our statement processing service offering.

Revenue within our Healthcare, Regulatory and Legal Compliance segment decreased 4.2% from $45.4 million for the three months ended September 30, 2002 to $43.5 million for the three months ended September 30, 2003. Project revenue accounted for 64.7% of segment revenue in the second quarter of 2003 and 63.8% for the same period in 2002.  The decline in segment revenue resulted primarily from decreases in revenue within our healthcare businesses of approximately $1.6 million due to the planned attrition of lower margin customers combined with lower volumes from our medical records coding business.  During the third quarter of 2003, our legal consulting and claims administration service offerings produced strong volumes, essentially level with the third quarter of 2002.

Gross profit

Gross profit declined 3.9% from $39.2 million for the three months ended September 30, 2002 to $37.7 million for the three months ended September 30, 2003. The decrease in gross profit was primarily related to the decline in revenue discussed above.  Gross profit as a percentage of revenue increased from 36.5% for the three months ended September 30, 2002 to 37.3% for the three months ended September 30, 2003 primarily due to productivity improvements from the deployment of high-speed scanners in addition to expense control and reduction initiatives implemented within the Information Management and Distribution segment.  Also contributing to the improvement of gross profit as a percentage of revenue was lower bad debt expense of approximately $0.5 million compared to the prior year as a result of increased collections of account receivable balances outstanding greater than ninety days.

Selling, general and administrative expenses

SG&A increased 3.8% from $25.2 million, or 23.4% of revenue, for the three months ended September 30, 2002 to $26.1 million, or 25.9% of revenue, for the three months ended September 30, 2003. This is primarily due to increased personnel costs related to our strategic sales and technology initiatives within our Information Management service offering aimed at generating revenue growth and improved operational efficiencies.

Operating income

Operating income decreased 17.8% from $14.0 million, or 13.0% of revenue, for the three months ended September 30, 2002 to $11.5 million, or 11.4% of revenue, for the three months ended September 30, 2003. The decline in operating income was largely attributable to the decline in revenue and increased SG&A expenses discussed above.

Income before income taxes and net income

Income before income taxes decreased 11.6% from $12.4 million for the three months ended September 30, 2002 to $10.9 million for the three months ended September 30, 2003, largely attributable to the items discussed above. Partially offsetting the decline in income before income taxes was lower interest expense.  Interest expense for the three months ended September 30, 2003 declined $1.1 million compared to the same period in 2002 primarily due to the expiration of the interest rate swap on March 31, 2003, lower debt levels and more favorable interest rates.

Net income decreased 14.5% from $7.7 million for the three months ended September 30, 2002 to $6.6 million for the three months ended September 30, 2003 due to the items discussed above. The effective tax rate of 38.0% and 40.0% for the three months ended September 30, 2002 and 2003, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes. The effective tax rate has changed between the years principally due to the income mix shifting to higher tax states.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

	Nine Months Ended September 30,
	2002		2003
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$316,536	100.0%	$312,221	100.0%
Gross Profit	115,648	36.5%	115,795	37.1%
SG&A	76,182	24.1%	79,010	25.3%
Operating income	39,199	12.4%	36,519	11.7%
Income before tax	34,147	10.8%	33,979	10.9%
Net income	21,171	6.7%	20,387	6.5%

Revenue

Our operations generated revenues of $312.2 million for the nine months ended September 30, 2003, a decrease of 1.4% compared to the same period in 2002.  Project revenue increased $1.1 million from the prior year, resulting in a slight shift in revenue mix between our project and recurring revenue.  Project revenue accounted for 32.5% of total revenue in the current year compared to 31.6% in the prior year. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment decreased 3.8% from $190.7 million for the nine months ended September 30, 2002 to $183.5 million for the nine months ended September 30, 2003. Project revenue accounted for 10.3% of segment revenue in the current year compared to 11.6% for the same period of 2002. Segment revenues were lower during the current year principally as a result of declining volumes within our direct mail service offering, which was down $6.0 million or 18.8% compared to the prior year, due to unfavorable economic conditions and a highly competitive environment throughout the direct mail industry. Additionally, the segment experienced declines in volumes related to our government services business of approximately $6.4 million. The City of New York Human Resources Administration (“HRA”) contract was fully transitioned to a new vendor during the second quarter of 2003. For the nine months ended September 30, 2003, HRA contributed $5.3 million in revenue compared to $9.2 million during the nine months ended September 30, 2002. The remaining portion of the decline within our government services business is primarily the result of lower volumes with a single federal government customer. These declines were partially offset by increased volumes from our financial services customers combined with increased volumes within our statement processing service offering.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 2.3% from $125.8 million for the nine months ended September 30, 2002 to $128.7 million for the nine months ended September 30, 2003. Project revenue accounted for 64.0% of segment revenue for the nine months ended September 30, 2003 compared to 62.0% for the same period in 2002. The increase in segment revenue was primarily a result of increased volumes of approximately $6.2 million within our legal consulting service offering due to three significant projects in production during the first six months of 2003. Volumes within our claims administration service offering were essentially level with the prior year. Revenue in our healthcare businesses declined approximately $3.1 million primarily as a result of planned customer attrition of lower margin customers combined with lower volumes from our medical records coding business.

Gross profit

Gross profit increased 0.1% from $115.6 million for the nine months ended September 30, 2002 to $115.8 million for the nine months ended September 30, 2003. The increase in gross profit was primarily the result of increased volumes within our legal consulting service offering, which typically produces higher margins.  Also contributing to the improved gross margin was lower bad debt expense of approximately $2.3 million compared to last year due to increased collections of accounts receivable balances outstanding greater than ninety days.  These items were partially offset by an overall decline in revenue combined with an unusually large medical claims expense of approximately $1.1 million incurred during the second quarter of 2002.  As a result, gross profit as a percentage of revenue increased from 36.5% for the nine months ended September 30, 2002 to 37.1% for the six months ended September 30, 2003.

Selling, general and administrative expenses

SG&A increased 3.7% from $76.2 million, or 24.1% of revenue, for the nine months ended September 30, 2002 to $79.0 million, or 25.3% of revenue, for the nine months ended September 30, 2003. This is primarily due to increased personnel costs related to our strategic sales and technology initiatives within our Information Management service offering aimed at generating revenue growth and improved operational efficiencies combined with increased professional fees.

Operating income

Operating income decreased 6.8% from $39.2 million, or 12.4% of revenue, for the nine months ended September 30, 2002 to $36.5 million, or 11.7% of revenue, for the nine months ended September 30, 2003. The decline in operating income was largely attributable to the decline in revenue, increased medical claims expense and increased SG&A expenses, as discussed above.

Income before income taxes and net income

Income before income taxes decreased 0.5% from $34.1 million for the nine months ended September 30, 2002 to $34.0 million for the nine months ended September 30, 2003.  The decline in income before taxes was largely attributed to the items discussed above, offset by a net decrease in interest and other income and expense items.  Interest expense for the nine months ended September 30, 2003 declined approximately $1.7 million compared to the same period in 2002 due primarily to the expiration of the interest rate swap on March 31, 2003, lower debt levels and more favorable interest rates.  Interest income increased $0.2 million during the current year due to the collection of a $2.3 million income tax receivable during the first quarter of 2003.  During the nine months ended September 30, 2003, gains of approximately $0.4 million were realized related to the sale of property, plant and equipment.

Net income decreased 3.7% from $21.2 million for the nine months ended September 30, 2002 to $20.4 million for the nine months ended September 30, 2003, largely attributable to the items discussed above. The effective tax rate of 38.0% and 40.0% for the nine months ended September 30, 2002 and 2003, respectively, differs from the statutory federal rate of 35.0% principally due to state and local taxes. The effective tax rate has changed between the years principally due to the income mix shifting to higher tax states.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had $21.1 million of working capital, including $0.6 million of cash. Working capital at December 31, 2002 was $39.0 million, including $3.2 million of cash. For the first nine months of 2003, cash provided by operating activities was $53.7 million compared to $43.0 million for the same period in 2002. Significant collections of accounts receivable balances and the receipt of $2.3 million of income tax refunds in the current year were key drivers for the increase in operating cash flow. Other factors contributing to the increased operating cash flow include the timing of income tax payments combined with lower interest payments as a result of more favorable interest rates and lower debt levels compared to the prior year.

For the nine months ended September 30, 2003, investing activities consisted of acquisitions of property, plant and equipment of $9.9 million, proceeds from sale of property, plant and equipment of $0.4 million, and net acquisition related payments of $10.0 million. Capital expenditures were primarily driven by technological investments within our information management service offering. Acquisition related payments consist of cash payments of $11.0 million in relation to contingent consideration agreements that have been finalized, offset by the reimbursement of approximately $1.0 million of purchase price related to a past acquisition in the Information Management and Distribution segment. It is expected that we will pay an additional $0.3 million in cash for contingent consideration agreements during the remainder of 2003.

Net cash used for financing activities was $36.8 million for the nine months ended September 30, 2003. During 2003, we activated the $30.0 million stock repurchase program authorized by our Board of Directors in April 2001. During the nine months ended September 30, 2003, we purchased 1,216,979 shares of our common stock at a cost of approximately $18.6 million.  Since September 30, 2003 (through November 5, 2003), we have purchased an additional 90,000 shares at a cost of approximately $2.1 million.  These payments were offset by $167.6 million in proceeds from our line of credit, net of payments of $185.7 million. In addition, we paid $0.3 million in fees related to amending the terms of our credit agreement and extending the credit facility for an additional year, which is discussed below.

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

Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs. However, our ability to borrow is contingent on certain leverage and fixed cost coverage ratios. After application of such ratios and our total commercial commitments of $10.9 million for standby letters of credit and our current outstanding borrowings of $71.7 million, we had $76.6 million available to borrow under our 2001 Credit Agreement as of September 30, 2003.  In September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004. This ratio was set to become more restrictive in the fourth quarter of 2002 by increasing to 1.50. Under the amended agreement, the fixed cost ratio will remain at 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter. Effective March 26, 2003, an amendment was approved that allows for a reduction to the minimum net worth requirement for up to $30 million of share repurchases. Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities. There can be no assurance we could secure such financing if and when it is needed or on terms we deem acceptable.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,390,176 shares were available as of September 30, 2003. The shares available have not been reduced for any shares that may be issuable in the future to previous owners of acquired companies as contingent consideration liabilities.

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

Long-Lived Asset Impairment

We adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, on January 1, 2002. As required by SFAS No. 144, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management makes the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management believes that during the nine months ended September 30, 2003, no facts or circumstances existed that required evaluation of potential impairment.

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

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting/ and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No, 133, Accounting for Derivative Instruments and Hedging Activities and is effective for contracts entered into or modified after June 30, 2003. We adopted the provisions of SFAS No. 149 on July 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

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

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds. A 100 basis point increase in short-term interest rates would result in approximately $0.2 million of additional expense in 2003 based on our expected average balance outstanding under the credit facility during 2003. Interest rates are fixed on the capitalized lease obligations.

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

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. On August 26, 2002, our motion for summary judgment was denied. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment interest, which equates to approximately $2.2 million in total as of March 5, 2003. The judgment amount plus prejudgment interest costs were included in our 2002 results. In October 2003, we filed our appeal in this matter. We believe we have meritorious points of error for appeal and intend to continue to vigorously defend the claims made against us in this matter.

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

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleges that one of our subsidiaries is liable for the loss of various products and prototypes allegedly stored at one of our subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff has not definitively articulated their damages, but alleges they are in excess of $2.5 million. We believe we have meritorious defenses and intend to vigorously defend any claims made against us in this matter.

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

10.3

Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2002)

10.4

Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2003)

10.5

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company’s Form 10-K filed March 31, 2003)

10.6

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company’s Form 10-K filed March 31, 2003)

10.7

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

10.17

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 13, 2003)

10.18

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

10.24	F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)

10.25	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2002)

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

(b) Reports on Form 8-K

On August 6, 2003, the Company filed a Current Report on Form 8-K with the Commission dated August 6, 2003, reporting, under Item 5 and Item 7 thereto, the filing of a press release to announce the departure of the Company’s Chief Operating Officer and reporting, under Item 7 and Item 12 thereto, the filing of a press release to announce its financial results for the second quarter ended June 30, 2003.

On November 5, 2003, the Company filed a Current Report on Form 8-K with the Commission dated November 5, 2003, reporting under Item 7 and Item 12 thereto, the filing of a press release to announce its financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, INCORPORATED

Date: November 13, 2003	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: November 13, 2003	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.3

Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2002)

10.4

Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2003)

10.5

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company’s Form 10-K filed March 31, 2003)

10.6

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company’s Form 10-K filed March 31, 2003)

10.7

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

10.17

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 13, 2003)

10.18

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

10.24	F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)

10.25	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed August 14, 2002)

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.