Form 10-K
period 2003-12-31
SOURCECORP INC
filed 2004-03-12
CIK 936931

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the Company's most recently completed second fiscal quarter) was $349,209,101 based on the last sale price of $21.60 of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on June 30, 2003.

        As of February 27, 2004, 16,096,156 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2003 are incorporated by reference into Part III of this Form 10-K.

SOURCECORP, Incorporated
2003 FORM 10-K ANNUAL REPORT

PART I

        This Annual Report on Form 10-K (the "Report") contains certain forward-looking statements such as our intentions, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the risk of integrating our operating companies, of the timing and magnitude of technological advances, of the occurrences of future events that could diminish our customers' needs for our services, of a change in the degree to which companies continue to outsource business processes, as well as such other risks set forth under the heading Risk Factors included in this report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. Business

General

        SOURCECORP, Incorporated is a national provider of business process outsourcing solutions specializing in document and information management and a provider of specialized knowledge-based processing and/or consulting solutions. We offer clients in information-intensive industries—such as financial services, healthcare, legal, government, and transportation—the solutions to manage their information and document intensive business processes and the solutions to fulfill certain specialized knowledge-based processing and consulting requirements, enabling these organizations to concentrate on their core competencies.

        As a national business process outsourcing provider, we operate approximately 98 facilities in 26 states, Washington, D.C. and Mexico, with approximately 6,800 employees at December 31, 2003.

        We serve a diverse client base, including customers in the financial services, healthcare insurance, healthcare provider, legal and transportation/logistics industries as well as public sector agencies. Enterprises can outsource many of their information management, distribution and specific information-intensive processes as well as certain specific knowledge-based processing and/or specialized subject matter needs to us due to the breadth of our outsourcing capabilities and subject matter expertise.

        We believe that the business process outsourcing solutions and consulting markets are growing due to several factors, including: (i) government regulations that require lengthy document retention periods and rapid accessibility for many types of records; (ii) continuing advancements in computer, networking, facsimile, printing and other technologies that have greatly facilitated the production and wide distribution of documents; (iii) the increasing litigiousness of society, necessitating access to relevant documents and records for extended periods of time and requiring specialized subject matter expertise; and (iv) increased customer expectations of low cost access to records on short notice.

        Our customer profile includes enterprises, both commercial and public-sector, that have information-intensive business processes involving large volumes of documents, forms, case files and storage, with frequent access and distribution requirements or that have other types of information needs that require specialized processing and/or subject matter expertise. We believe that these clients will continue to increase their outsourcing for these needs in order to further focus on their core operating competencies and revenue generating activities; reduce fixed costs, including labor and equipment costs; utilize, on a project basis, highly qualified subject matter experts without incurring the ongoing costs; and gain access to new technologies without incurring the investments and risks of obsolescence associated with the technologies required to effectively meet these needs.

Business Strategy

        Our goal is to become a leading provider in the U.S. of business process outsourcing solutions for information and document intensive vertical markets, including healthcare insurance, financial services, healthcare provider, transportation/logistics, federal and state government, and legal industries and a leading provider of certain knowledge-based processing and consulting services. Achieving our goal will involve extending our involvement in key business processes that we support today with additional processing and consulting capabilities. We have implemented the following focused business strategy, which we believe will attract and retain clients:

        Economies and Efficiencies.    We intend to deliver superior, faster and more cost effective services than our customers can provide for themselves.

        Scope and Scale.    We plan to continue to establish a range of business process outsourcing services to meet the diverse needs of our customers by expanding existing platforms and making selected strategic acquisitions. We intend to continue to handle large volume engagements associated with information-intensive processes.

        Flexible Service Delivery.    We intend to continue to provide outsourced service facilities, on-site facility management and dedicated customer operations through our network of domestic and international workforce and vendor relationships.

        Information and Technology Lifecycles.    We intend to continue to be involved during the stages of the information lifecycle from mailroom operations, data capture, conversion and storage to analysis and output processing. In addition, we intend to further develop processing capabilities and expect to continue to be involved in the technology lifecycles from paper to electronic, making use of web-based and other technologies.

        Invest in Sales Resources.    We intend to expand investments in sales and sales support personnel and resources to expand our pursuit of long-term customer relationships within our key markets. We intend to increase the number of large accounts we can pursue at a given time and, over time increase our win rates through additional client references and successful testimonials.

        Emphasize Account Penetration.    We intend to emphasize account penetration in two primary ways. First, we intend to continue to sell our existing clients additional business process outsourcing solutions. Second, we intend to use our technology advances and industry specific knowledge to sell solutions to new clients.

        Invest in Technology.    We intend to continue our investments in technology in order to expand our business process outsourcing solutions, facilitate the integration of our service platforms, reduce labor costs relative to our growth, and provide our services in more efficient ways. These investments include the acquisition of new-generation high speed scanning equipment, optical character recognition software and systems, communication systems, and other infrastructure related to our service platforms.

        Internet.    We intend to continue to utilize web-based technologies. Our plans include business-to-business e-commerce enabler products to provide critical back office functions. Our e-business strategy revolves around three areas: (i) order entry and status; (ii) web conversion services; and (iii) web storage and retrieval.

        Retain and recruit highly qualified consultative professionals.    We intend to continue our recruiting activities for highly qualified consultative professionals in order to expand our professional economic research and litigation support services. Additionally, we intend to maintain a critical mass of consultative professionals in order to handle multiple large, complex assignments simultaneously.

Acquisition and Divestiture Strategy

        We have transitioned to an operating company supported by a strategic acquisition program. Since our inception, we have acquired 72 companies and divested 17 operating units as of December 31, 2003. Of these acquisitions, 85% were completed in the first four years following our initial public offering, in January 1996, as we established a geographic footprint to enable us to provide services nationally. Periodically, we evaluate candidates for acquisition, as well as our operating units for possible divestiture, as a part of our strategic plan. Acquisition candidates are evaluated in conjunction with our operating management team in order to acquire those candidates that meet certain strategic requirements. These criteria include service expansion to broaden service offerings, additional technology, added management strength, industry expertise, expansion of our customer base and geographic need. We believe that we will continue to be a successful acquirer of other business process outsourcing solution and knowledge management companies, nevertheless, there are numerous risks associated with our acquisition program. See "Risk Factors." We evaluate the strategic fit of our operations in order to optimize the use of our capital and management resources. Examples of the criteria used in determining strategic fit include, but are not limited to, cash flow generating capability, revenue and earnings growth opportunity, return on invested capital requirements, market growth potential, and expected ongoing capital requirements.

        During the second and third quarters of 2001, we completed a strategic realignment plan to better position the Company to pursue business process outsourcing and certain knowledge-based services. As part of this plan, we identified certain non-strategic service offerings for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic service offerings were evaluated based on criteria such as cash flow generating capability, revenue and earnings growth opportunity, return on invested capital requirements, market growth potential, and expected ongoing capital requirements.. Pursuant to this plan, we completed the sale or closure of 15 operating units during 2001. These units related to the following services: (i) automated litigation support services; (ii) high-speed, multiple-set reproduction of documents; (iii) records acquisition in the form of subpoena of business documents and service of process; (iv) commercial system integration services; and (v) investor services.

Services Offered

        We provide a variety of business process outsourcing solutions and knowledge-based services and draw upon our available services and expertise to develop solutions for our clients based on their specific needs. As a result of the 2001 strategic realignment plan discussed above, we realigned our operating units into the following segments: Information Management and Distribution; and Healthcare, Regulatory, and Legal Compliance. See Note 16, Segment Reporting, of Notes to Consolidated Financial Statements of SOURCECORP, Incorporated and subsidiaries (the "Consolidated Financial Statements") for the last three years' financial results under these segments.

        Information Management and Distribution.    We offer Business Process Outsourcing ("BPO") solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government. Information Management and Distribution represented 58.3% of revenue and 49.0% of pre-tax income during 2003.

        Document In-flow:    Our BPO solutions start with our ability to receive and process customer documents at more than twenty sites located throughout the United States and multiple offshore venues. Our services include outsourced mailroom management, high-speed electronic scanning, automated data capture using optical character recognition (OCR) software, and domestic and offshore data entry. Each day, we process millions of document pages in our highly efficient processing facilities.

        Workflow Processing:    Once the documents are digitized and key information is captured in a database, we can host customers' electronic documents and enterprise workflow applications on FASTRIEVE, our Web-based document repository and workflow platform. FASTRIEVE allows customers to quickly implement enterprise workflow applications without the capital investment and ongoing maintenance costs required by an in-house system. Each day, thousands of users at more than twenty companies access FASTRIEVE's secure data center to integrate their electronic documents with workflow applications specific to their industries. FASTRIEVE's online document repository enables workflow processes involving mortgage loan documents, healthcare claims, patient records, personnel files, tax files, accounts payable and other mission critical business document processes.

        Statement Out-flow:    We also process customer data to create, print, and mail statements to our customers' end users. We operate three large statement processing and out-bound mail facilities in the Eastern, Midwest, and Western United States. Our national "footprint" allows us to efficiently deliver statements to any mail zone in the United States. We also provide our customers with the ability to present electronic statements to their end users through our Web-based statement repository or by email. Each day, we create, print, and mail thousands of statements including brokerage statements, bank statements, and customer invoices.

        In conjunction with statement out-flow, we also operate two large print and mail facilities in California and Oklahoma that provide customers with full-service printing and direct mail services. Our print and mail applications include large-scale distributions of corporate advertising, fund raising materials for non-profit groups, credit card applications, and annual reports.

        Healthcare, Regulatory and Legal Compliance.    We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care compliance reviews, class action claims administration, and professional economic research and litigation services. Healthcare, Regulatory and Legal Compliance represented 41.7% of revenue and 51.0% of pre-tax income during 2003. The greater proportion of pre-tax income results from the higher margin nature of project revenue.

        Medical records release services consists of processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital.

        Record management services consist primarily of active or open shelf storage. Active or open shelf storage services involve the storage, processing (i.e., indexing and formatting), retrieval, delivery and return to storage of documents in a rapid time frame. Many of these services are provided electronically through web-enabled applications. Service fees generally include a monthly fee based on activity levels and volumes stored, with additional billing for specialized requests. To a smaller extent, we store inactive documents.

        Additional Healthcare and Compliance services include document and data conversion, archiving and imaging services for hospital radiology departments, imaging and electronic storage of medical records for hospitals, coding and abstracting of medical records, managed care payment compliance reviews, and temporary staffing services for hospital information management departments.

        Class Action Claims Administration Services include turnkey services to administer legal settlements. Services include compiling and managing claims databases, conducting mail campaigns for settlement communications and providing communication support for settlements through our in-bound call centers. We identify and notify members of class action lawsuits or other groups, answer questions, track and record contact with class action or other group members, process claims and distribute settlement funds.

        Professional Economic Research and Litigation Services include the utilization of highly skilled and experienced professionals and the application of key intellectual property and experience based proprietary data to provide help in solving client problems. We are engaged in complex, high profile and high economic risk litigation matters to offer expert analysis and testimony. Our high level consulting services range from fair lending, labor discrimination and forensic analysis to trial support for law firms and corporations.

Sales and Marketing

        We have a broad customer base with no customer accounting for more than 10% of revenue or gross profit for the year ended December 31, 2003. However, the loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, and could have a material adverse effect on our results of operations. Our sales efforts are accomplished on a national basis through regionally based sales teams with vertical market focus. We continue to focus on increasing revenue from our current customer base through major account management focused on increasing service levels, selling additional services to existing and new departments, and piloting new service offering content.

Competition

        The business process outsourcing solution and consulting markets in which we compete and expect to compete are highly competitive. A significant source of competition is the in-house capability of our target client base. There can be no assurance that these businesses will outsource more of their business processing or consulting needs or that they will not bring in-house, services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas or offer a broader set of capabilities than we do, and others may choose to enter our areas of operation in the future. We intend to continue to enter new geographic areas through internal growth and potentially through acquisitions and expect to encounter significant competition from established competitors in each of such areas. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new customers and new companies and our results of operations may be adversely affected.

        We believe that the principal competitive factors in providing business process outsourcing or consulting services include quality, reliability and security of service, industry specific knowledge and price. We compete primarily on the basis of quality of service and client segment specific knowledge as well as our ability to handle large volumes and projects, and believe that we compete favorably with respect to these factors. We continue to integrate best practice delivery processes into all of our service-delivery capabilities to improve our quality and service levels and to increase operational efficiencies. We have also integrated the use of offshore resources and personnel in order to increase pricing competitiveness.

Employees

        At December 31, 2003, we had approximately 5,700 full-time and approximately 1,100 part-time employees. Our employee count fluctuates from time to time based upon the timing and duration of certain project revenue engagements. We also utilize contract labor in certain functions of our business. At December 31, 2003, we had 114 employees represented by labor unions. We consider our relations with our employees to be good.

Available Information

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.srcp.com) as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Our Executive Officers

        The following table sets forth certain information concerning each of our executive officers as of February 27, 2004:

NAME	AGE	POSITION
Thomas C. Walker	71	Chairman of the Board and Chief Development Officer
Ed H. Bowman, Jr.	57	President, Chief Executive Officer and Director
Barry L. Edwards	56	Executive Vice President and Chief Financial Officer
Charles S. Gilbert	37	Senior Vice President, General Counsel and Secretary
Michael S. Rupe	53	Senior Vice President and President—Information Distribution Solutions Division
Kerry Walbridge	52	Senior Vice President and President—Business Process Solutions Division
Ronald Zazworsky	59	Senior Vice President and President—HEALTHSERVE Division
Dave Delgado	43	Senior Vice President and President—Legal Claims and Regulatory Compliance Division
Steve Davis	36	Senior Vice President and Chief Information Officer
Ralph D. Burns	49	Vice President of Corporate Development
W. Bryan Hill	37	Vice President and Chief Accounting Officer

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

        Barry L. Edwards has been an Executive Vice President and our Chief Financial Officer since August 2000. From November 1994 to March 2000, Mr. Edwards was Executive Vice President and Chief Financial Officer for AMRESCO, a nationwide financial services company. He was responsible for the company's financial reporting, treasury and risk management, corporate accounting, information technology, audit, human resources and investor relations. From December 1978 to November 1994, Mr. Edwards was Vice President and Treasurer of Liberty Corporation, an insurance and broadcasting holding company, where he was responsible for all aspects of finance, including SEC reporting, financing, tax and audit functions. Mr. Edwards received a B.S. degree in Finance and Economics from Lehigh University in 1969 and an M.B.A. degree from the University of Virginia Darden School Of Business in 1972. Mr. Edwards is a board member for Ryan's Family Steakhouses and Robert Harris Homes.

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

        Kerry Walbridge has been a Division President since March 2001. Prior to joining SOURCECORP, Mr. Walbridge was President and CEO of eMake Corporation, a first-to-market provider of web based (ASP) hosted ERP software and electronic supply chain services to the manufacturing market. In his position at eMake, Mr. Walbridge launched the company with venture funding and guided development of the go-to-market strategy. He successfully integrated a traditional software business with eBusiness processes securing several industry awards, such as being named to eBusiness "Top 100 Software & Technology Listings." Prior to joining eMake, Mr. Walbridge was Senior Vice President Sales and Marketing for Outsourcing Solutions, Inc., the nations largest provider of accounts receivable management services. In this role Mr. Walbridge helped identify synergies among multiple acquired companies and lead subsequent integration efforts. Mr. Walbridge also held Division Vice President/

General Manager roles with Electronic Data Systems (EDS) and McDonnell Douglas Systems Integration for over 15 years. Mr. Walbridge graduated with a business degree from the St. Louis University with graduate work at the University of Virginia Darden School of Business.

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

        Dave Delgado has been a Division President since January 2004. Mr. Delgado joined the Company in September 1996 as a result of SOURCECORP acquiring Zia Information Analysis Group. From July 1999 to January 2004, Mr. Delgado was responsible for the legal consulting business segment at SOURCECORP. Prior to joining SOURCECORP, Mr. Delgado founded and served as the President and Chief Executive Officer of Zia Information Analysis Group specializing in expert witness testimony and case management services. Prior to founding Zia Information Analysis Group, Mr. Delgado was a Partner with Peterson Consulting, a national consulting firm specializing in economic damage and expert witness testimony. Mr. Delgado has provided expert witness testimony in both California State Court and Federal Court. Mr. Delgado graduated from Stanford University where he majored in civil engineering and minored in economics.

        Steve Davis has been Chief Information Officer since January 2004. From April 2002 to January 2004, Mr. Davis was Chief Technology Officer for SOURCECORP's Business Process Solutions Division. From December 1999 until joining SOURCECORP, Mr. Davis was Executive Vice President at Michael's Stores where Mr. Davis led advanced technology initiatives, including the launch of Michaels' first electronic commerce business and call center operations, as well as supply chain enablement programs. Mr. Davis also held various technology management positions at IBM and led the e-Business Solutions Group for IBM's Western Geography, providing leadership for large-scale professional services and systems integration projects. Mr. Davis has a successful 16 year track record in technology management focused on customer-oriented, high-impact technology solutions. Mr. Davis is an honors graduate of Texas A&M University where he majored in Information Management Systems.

        Ralph D. Burns has been Vice President of Corporate Development for SOURCECORP since May of 2003. From 1999 until May 2003, Mr. Burns held several senior management roles at EDS including Vice President of Marketing and Portfolio Management globally for E solutions, the solutions consulting division of EDS, responsible for global business strategy, M&A, Alliances, Marketing, Communications, Portfolio Management, and Market Analyst Relations. In 1998 and 1999 Mr. Burns was Director for Cap Gemini America responsible for the Financial and E-Commerce practices in the southwest. From 1979 until 1998 Mr. Burns held various positions at MTech (acquired by EDS in 1988) including VP Corporate Operations and VP Emerging Business Development where he was responsible for developing new businesses areas. From 1973 until 1979 Mr. Burns held various management positions at Republic National Bank in Dallas.

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

We face intense competition

        The business process outsourcing services industry is highly competitive. We cannot guarantee that we will be able to compete successfully in the future. A significant source of competition is the in-house capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house, services that they currently outsource. In addition, certain of our competitors have greater financial resources than we do, operate in broader geographic areas than we do, have a greater international presence than we do, and/or offer a broader range of services in certain segments. In such an increasingly competitive environment, we may lose clients or have difficulty in acquiring new clients and new companies, and our results of operations may be adversely affected. In addition, we may be forced to lower our pricing, or, if demand for our services decreases our business, financial condition and results of operations could be materially and adversely affected.

Revenue mix may impact margins

        Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Conversely, recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on transaction volumes sent to us by our customers and these volumes are typically not contractual or otherwise guaranteed. Project revenue margins are usually higher than our average margins and the workload can be highly volatile. Recurring revenue typically has lower margins than project revenue but is usually more predictable. To the extent our business mix shifts from project- oriented to recurring service offerings, our gross margins, operating income, and operating cash flow may decline.

Our clients' ability to terminate contracts creates an uncertain revenue stream

        Some of our government and other clients can terminate their contracts for any reason, provided the notification procedures stated in the contract are followed, regardless of our performance. In addition, public sector contracts are subject to public policy and funding priorities. Some of our contracts with clients provide for termination, fee credits or financial penalties in the event our performance is not consistent with the service levels specified in those contracts. In these situations, our revenue stream may become volatile.

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

Client Concentration/Investments in Clients

        Our success depends substantially upon retaining our significant clients. One of our customers represents 8.1% of our revenue and 9.8% of our gross profit. Generally, we may lose clients due to a merger or acquisition, business failure, contract expiration, conversion to a competitor or conversion to an in-house system. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. We incur a high level of fixed costs related to certain of our business process outsourcing clients. These fixed costs result from significant investments, including computer hardware platforms, computer software, facilities, and client service infrastructure. The loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, and could have a material adverse effect on our results of operations.

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

        Our success also depends upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations could be materially and adversely affected. Further, parts of our business are individual or relationship driven; as such, a loss of key individuals may have a material, adverse affect on our business.

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

Any future acquisitions will require financing

        We currently intend to finance any future acquisitions by using cash and in some cases our common stock for all or a portion of the consideration to be paid. In the event that our common stock is not at a sufficient value at the time of an acquisition, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to consummate acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings. Under our line of credit with a group of banks led by Bank of America, SunTrust and Wells Fargo, we and our subsidiaries could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount up to $297.5 million for working capital, general corporate purposes and acquisitions, subject to certain financial covenants and ratios in the line of credit. As of December 31, 2003, the availability under the line of credit was approximately $73.6 million. We cannot assure you, however, that funds available under our line of credit will be sufficient for our needs.

Our financial covenants could adversely affect our ability to borrow

        Under our line of credit agreement, we are subject to certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial leverage ratios. While we are currently in compliance with such covenants, an erosion of our business could place the Company out of compliance in the future. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company may seek a waiver from such lenders. See Note 8, Long-term Obligations and Credit Facilities, of Notes to Consolidated Financial Statements.

We may have future goodwill impairments

        Due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are evaluated at least annually for impairment. The valuation of goodwill for impairment involves a high degree of judgment. Based on our estimates and assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit's book value. If economic events occur that cause us to revise our estimates and assumptions used in determining the fair value of our goodwill and other intangible assets, such revisions could result in an impairment charge that could have a material adverse impact on our financial statements during the period incurred. A reporting unit is either at the operating segment level or one reporting level below and could consists of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers.

Divesting a service offering could have a material adverse affect on our financial statements

        Periodically, we evaluate the strategic fit of our operations in order to optimize the use of our capital and management resources. Examples of the criteria used in determining strategic fit include, but are not limited to, cash flow generating capability, revenue and earnings growth opportunity, return on invested capital requirements, market growth potential, and expected ongoing capital requirements. Service offerings determined to be non-strategic could be sold or otherwise divested. Any such divestiture activity could result in a significant loss on disposal dependent upon many factors, such as: the expected financial performance of the service offering, the growth potential of the service offering, and the current economic conditions at the time of divestiture.

Intellectual property infringement claims could require us to incur substantial costs to defend the claims, change our services, purchase new licenses or redesign our use of challenged technology

        We do not own the majority of the software that we use to run our business; instead we license this software from a number of vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any vendors' infringement claims are ultimately successful, our vendors could require us: (i) to cease selling or using products or services that incorporate the challenged software or technology; (ii) to obtain a license or additional licenses from our vendors; or (iii) to redesign our products and services that rely on the challenged software or technology. We are not currently involved in any material intellectual property litigation, but could be in the future to protect our trade secrets, trademarks or know-how, or to defend ourselves or our clients against alleged infringement claims.

We may be liable for breach of confidentiality

        A substantial portion of our business involves the handling of documents containing privacy controlled, confidential and other sensitive information. Although we have established procedures intended to prevent any unauthorized disclosure of confidential information and, in some cases, have contractually limited our potential liability for unauthorized disclosure of such information, we cannot assure you that unauthorized disclosures will not result in a material liability to us.

Government regulations may hinder our ability to change prices

        In our medical records release of information business, there is state legislation from time to time designed to limit the price that can be charged for copying and distributing medical records information. Depending on the severity of such pricing legislation, there can be significant pressure on the profit margins associated with providing medical records release services. Today, some form of pricing legislation exists in many states in the United States. Further, such pricing legislation from time to time results in putative class action lawsuits alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs' reading of the applicable regulated charge. We are from time to time a party to such putative class action lawsuits. The defense of these putative class action law suits can exert further pressure on related profit margins.

HIPAA regulations

        As a result of statutory authority granted pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the United States Department of Health and Human Services has recently issued regulations regarding the use and disclosure of personal health information by healthcare providers, health plans, and certain other "covered entities" operating in the healthcare industry. The HIPAA regulations require covered entities to take steps to maintain the privacy and security of personal health information. While we are not a "covered entity" directly governed by these regulations (though in some cases the Company's group health plans may be "covered entities"), many of our customers are covered entities under the HIPAA regulations, and these customers are required to adjust their business arrangements to comply with HIPAA. These customers will be required to enter into "business associate arrangements" with us that conform to the requirements of HIPAA. The requirements of HIPAA, and the costs of complying with HIPAA, may adversely affect the business operations of these customers, which could have a negative impact on our business operations. Furthermore, the requirements of the "business associate arrangements," and the changes we will have to make in our operations to comply with such agreements, will increase our costs of operations. To the extent we are unable to comply with the provisions of such agreements, we could lose the business generated by those clients or could be subject to damages for violation of its "business associate agreements" with those clients.

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

ITEM 2. Properties

        As of December 31, 2003 we operated approximately 98 facilities in 26 states. Except for the three facilities we own, (which are located in Maryland, Florida and Alabama) all of these facilities were leased and were principally used for operations and general administrative functions. As of December 31, 2003 such leased facilities consisted of approximately 2.1 million square feet. In addition, our employees are in numerous client locations where we neither own nor lease the occupied space, primarily in connection with our Healthcare, Regulatory and Legal Compliance segment. See Note 9, Lease Commitments, of Notes to Consolidated Financial Statements for further information relating to leases.

        In order to secure our obligations under our current line of credit, we granted to Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents for our lenders, a security interest in the capital stock of our material subsidiaries and, in the event we exceed a designated leverage ratio, a lien on substantially all of our properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." See Note 8, Long-term Obligations and Credit Facilities, of Notes to Consolidated Financial Statements.

        We believe that our properties are generally well maintained, in good condition and adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available when required.

ITEM 3. Legal Proceedings

        We are, from time to time, a party to litigation arising in the normal course of business. The following is a brief description for some of the legal matters that we are involved in. We do not believe these actions, nor any of the actions that we are a party to, will have a material adverse effect on our business or financial condition, however in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

DeBari Litigation

        In March 1999, we filed a lawsuit styled DeBari Associates Acquisition Corp. v. Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin in the Supreme Court of the State of New York ("Nortec Action"). In the Nortec Action, we were seeking a declaratory judgment that Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin (the "Nortec Defendants") have no interest in Net Data, Inc., a subsidiary of a company acquired by us in February 1998. We divested the operating assets of Net Data, Inc. as part of our 2001 strategic realignment plan. The Nortec Defendants counterclaimed alleging breach of contract, fraud, breach of fiduciary duty as a joint venturer and unjust enrichment. The trial for the above matter concluded mid-October 2002, with the jury finding in our favor (i.e. that the Nortec Defendants did not have a right to any part of Net Data, Inc. or any portion of the proceeds from its purchase). On February 7, 2003, the judge entered its order, reflecting the jury's finding in our favor. The Nortec Defendants deadline for filing a notice of appeal was 90 days from such order, being May 8, 2003. The deadline passed without a notice of appeal being filed.

Roy Weatherford, et al vs. Franklin Bank and Franklin Bank vs. MAVRICC Management Systems, Inc.

        On February 24, 1992, MAVRICC Management Systems, Inc. (one of our wholly-owned subsidiaries, the operating assets of which were divested by us as part of our 2001 strategic realignment plan) ("MAVRICC") entered into an agreement with Franklin Bank, N.A. whereby MAVRICC agreed to maintain records for individual IRAs and Keogh Plans and to perform certain activities (specifically described in the contract) necessary to assist Franklin Bank, N.A. in serving as a custodian for specific IRAs. On August 6, 2001, Plaintiffs Roy Weatherford, Lois Weatherford, James L. Loper and Alma D. Owen initiated a class action lawsuit against Franklin Bank, N.A. in Tennessee's Sumner County Circuit Court, Chancellory Division, alleging breach of fiduciary duty, breach of contract, negligence and violation of the Consumer Protection Act. On September 28, 2001, Franklin Bank, N.A. filed its Third-Party Complaint against MAVRICC for indemnification, alleging that MAVRICC breached the agreement. On February 27, 2003, the parties to this action filed an agreed order of dismissal without prejudice, which, upon entry by the court, would dismiss both the complaint against Franklin Bank and Franklin Bank's Third Party Complaint against MAVRICC. In March 2004, the parties to the action consented to file an agreed order of dismissal, with prejudice, disposing of this matter.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

        On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) ("MCP") entered into an "Exclusive Marketing Agreement" with Healthcare Marketing Associates, Inc. ("HMA") whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 ("Termination Date"). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff's favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equates to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in our 2002 results. Post judgment interest accrues at a statutory 9% rate. We have appealed this ruling and oral arguments for our appeal were heard on February 24, 2004. We anticipate that the Court of Appeals will issue its ruling in this matter in mid-2004.

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

Mattel v. SOURCECORP

        On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleges that one of our subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of our subsidiary's box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff has at various times alleged damages ranging from "in excess of $2.5 million," to approximately $20 million; however, the Company believes that the damages, if any, suffered by the plaintiff are substantially less than the amounts alleged. Moreover, the plaintiff has not yet recalculated its alleged damages following a recent discovery of certain of the alleged missing materials. The Company believes it is adequately reserved for this legal contingency. Additionally, we believe we have meritorious defenses and intend to vigorously defend any claims made against us in this matter.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

        In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which we asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the "Texas Action"). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the "Sacramento Action") and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the "San Francisco Action"). In the consolidated action, we additionally filed claims against the sellers' accountants and the two sellers filed claims against us; however, in February 2004, the judge in the Sacramento Action dismissed our claims against the sellers' accountants. The sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers' allege damages of approximately $1.5 million. We have asserted damages in excess of $8 million. We believe we have meritorious defenses to sellers' claims and intend to vigorously defend any claims made against us in this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the year ended December 31, 2003 no matters were submitted to a vote of the security holders.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

        Our common stock trades on The Nasdaq Stock Market under the symbol "SRCP" (formerly "FYII"). The following table sets forth, for our fiscal periods indicated, the range of high and low reported sale prices for our common stock.

	High	Low
Fiscal Year 2002
First Quarter	$33.43	$22.08
Second Quarter	$31.15	$23.65
Third Quarter	$26.52	$18.99
Fourth Quarter	$24.05	$16.12
Fiscal Year 2003
First Quarter	$19.46	$13.50
Second Quarter	$22.63	$13.70
Third Quarter	$27.41	$20.86
Fourth Quarter	$27.79	$22.65

Holders

        On February 27, 2004, the last reported sale price of our common stock on the Nasdaq Stock Market was $26.72 per share. At February 27, 2004, there were 80 holders of record of our common stock and 16,096,156 shares outstanding.

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

        Since the IPO and through December 31, 2003, we acquired 65 companies and have divested 17 operating units by sale or closure. Our results of operations, for the periods presented, include the results of the acquired companies from the date of their respective acquisition and the results of the divestitures up to the effective date of the divestiture.

        Our Selected Financial Data have been derived from our consolidated financial statements. Arthur Andersen LLP audited our 1999, 2000, and 2001 consolidated financial statements. Deloitte & Touche LLP audited our 2002 and 2003 consolidated financial statements.

        Our Selected Financial Data provided below should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Report.

Selected Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data (1):
Revenue	$350,044	$472,155	$454,695	$429,380	$424,087
Cost of services	213,928	287,388	272,476	259,399	251,914
Special charges (2)	—	—	417	—	—
Depreciation	8,815	13,802	14,632	14,284	14,379

Gross profit	127,301	170,965	167,170	155,697	157,794
Selling, general and administrative expenses	78,577	100,456	101,633	103,851	107,983
Special charges (2)	—	—	62,167	—	312
Amortization (3)	4,748	8,554	10,032	356	355

Operating income (loss)	43,976	61,955	(6,662)	51,490	49,144
Interest and other (income) expense, net	3,975	8,927	9,363	6,599	3,555

Income (loss) before income taxes	40,001	53,028	(16,025)	44,891	45,589
Provision for income taxes	16,000	20,927	2,124	17,059	18,236

Net income (loss)	$24,001	$32,101	$(18,149)	$27,832	$27,353

Net income (loss) per common share
Basic	$1.70	$2.10	$(1.08)	$1.61	$1.66
Diluted	$1.60	$2.00	$(1.08)	$1.58	$1.65
Weighted average common shares outstanding
Basic	14,149	15,284	16,748	17,334	16,452
Diluted	14,990	16,065	16,748	17,609	16,565
Balance Sheet Data (1):
Working capital	$20,113	$55,920	$58,534	$38,988	$28,974
Total assets	369,355	454,709	463,071	467,607	470,273
Long-term obligations, net of current maturities	85,172	123,784	116,055	89,640	73,390
Stockholders' equity	175,009	253,392	271,173	302,676	311,088

(1)
Includes the results of the operating units divested as part of the 2001 strategic realignment plan up to the effective date of the divestiture.

(2)
Special charges represent expenses and asset write-downs associated with the 2001 strategic realignment plan. We sold or closed 15 operating units pursuant to this plan. Special charges consist primarily of net loss or gain on sale or closure, other asset write-downs, and accrued contingencies such as legal claims, contract termination costs and various disposal expenses.

(3)
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

Overview

        We were founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including healthcare insurance, financial services, healthcare provider, transportation/logistics, federal and state government, and legal industries. We acquired the seven Founding Companies (the "Founding Companies") simultaneously with the closing of our initial public offering (the "IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock of our Company.

        Since the IPO, we have acquired 65 companies and divested 17 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

Business Segments

        We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue, operating income, and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of significant accounting policies in the notes to our consolidated financial statements.

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

        Information Management and Distribution.    We offer Business Process Outsourcing ("BPO") solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. In conjunction with statement out-flow, we provide full-service printing and direct mail services. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government. In 2003, Information Management and Distribution represented 58.3% of revenue and 49.0% of pre-tax income. Project revenue accounted for 10.6% of the segment's revenue with recurring revenue accounting for the remaining 89.4% during 2003.

        Healthcare, Regulatory and Legal Compliance.    We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care compliance reviews, class action claims administration, and professional economic research and litigation services. In 2003, Healthcare Regulatory and Legal Compliance represented 41.7% of revenue and 51.0% of pre-tax income. The greater proportion of pre-tax income results from the higher margin nature of project revenue. Project revenue accounted for 65.4% of the segment's revenue with recurring revenue accounting for the remaining 34.6% during 2003.

Results of Operations

        The following table sets forth certain items as shown in "Item 6. Selected Financial Data" expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
Revenue	100.0%	100.0%	100.0%
Cost of services (1)	59.9	60.4	59.4
Special charges (3)	0.1	—	—
Depreciation	3.2	3.3	3.4

Gross profit	36.8	36.3	37.2
Selling, general and administrative expenses (2)	22.4	24.2	25.4
Special charges (3)	13.7	—	0.1
Amortization	2.2	0.1	0.1

Operating income (loss)	(1.5)	12.0	11.6
Interest and other expense, net	2.0	1.5	0.9

Income (loss) before income taxes	(3.5)	10.5	10.7
Provision for income taxes	0.5	4.0	4.3

Net income (loss)	(4.0)%	6.5%	6.4%

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

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

        Total revenue decreased 1.2% from $429.4 million for the year ended December 31, 2002 to $424.1 million for the year ended December 31, 2003. Lower recurring revenue was the primary reason for the revenue decline. We experienced significantly lower volumes within our Print and Mail service offering in addition to the 2003 loss of our service contract with the City of New York's Human Resource Administration. These two factors resulted in a recurring revenue decrease of $6.1 million or 2.1%. Project revenue increased modestly at $0.8 million or 0.5% primarily due to stronger revenue performance from our Class Action Claims Administration and Professional Economic Research and Litigation Support service offerings.

        Revenue within our Information Management and Distribution segment decreased 2.9% from $254.4 million for the year ended December 31, 2002 to $247.0 million for the year ended December 31, 2003. The major contributing factors for declining revenue were lower volumes within our Print and Mail service offering, and the loss of our service contract with the City of New York's Human Resource Administration. Our Print and Mail service offering continues to experience lower business volumes due to a decline in demand related to U.S. companies' reduction in direct mail marketing spending. This trend began during early 2001 as a result of the economic recession and was further complicated by the September 11, 2001 terrorist attacks. In addition to lowering customer demand for Print and Mail services, this trend has created overcapacity within the Print and Mail industry resulting in significant pricing pressures. As of December 31, 2003, we have yet to experience a change in this trend or identify indicators that would suggest a near-term turnaround for this service offering. During 2003, revenue from our Print and Mail service offering declined $7.9 million or 18.6%. Additionally, during the third quarter of 2002, the City of New York's Human Resource Administration informed us that we did not receive their renewal contract award. The contract was transitioned to the new vendor during the second quarter of 2003 resulting in $7.6 million of lower revenue for the year within our Information Management service offering. This contract contributed $12.9 million of revenue during 2002 versus $5.3 million during 2003 and will not contribute any revenue in 2004. Other factors contributing to lower revenue within our Information Management service offering include: non repeating 2002 project work representing a decline of $3.8 million, lower volumes from transportation customers representing a decline of $2.5 million, and lower revenue from credit card customers representing a decline of $2.0 million. Partially offsetting the factors driving lower 2003 revenue was strong revenue growth from our mortgage industry customers for data capture and repository services. During 2003 we added several new mortgage applications for current and new customers. Revenue from our mortgage services customers increased approximately $17.0 million when compared to 2002. We also experienced strong revenue growth from our statement processing service offering. During 2003, revenue from our statement processing service offering increased 6.1% or $1.9 million. Project revenue accounted for 11.9% of the Information Management and Distribution segment's revenue in 2002 compared to 10.6% in 2003.

        Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 1.2% from $175.0 million for the year ended December 31, 2002 to $177.1 million for the year ended December 31, 2003. The increase was attributable to higher project revenue within our Class Action Claims Administration and Professional Economic Research and Litigation Support service offerings. During 2003, these service offerings collectively increased $8.1 million or 12.9% derived from several large matters related to large, multi-national clients. Offsetting the strong revenue achievement from these service offerings was lower revenue performance from our Medical Coding and Release of Medical Information service offerings that declined $5.8 million or 5.6% during 2003. Increased competition at the local market level was the primary factor driving the decline from prior year. However, we expect to continue to leverage our market position through a centralized, low cost model more fully integrated with electronic document and data management solutions. Project revenue accounted for 63.4% of the Healthcare, Regulatory and Legal Compliance segment's revenue in 2002 compared to 65.4% in 2003.

Gross profit

        Gross profit increased 1.3% from $155.7 million for the year ended December 31, 2002 to $157.8 million for the year ended December 31, 2003. Our gross profit benefited from a higher mix of project revenue, which historically produces higher margins than our recurring business. Additionally, we began productivity initiatives during 2003 aimed at lowering the labor component of our production cost structures. Examples of these initiatives include: deployment of our high speed scanning solution, development of common production control systems including optical character recognition technology, pay-for-performance pay strategies, and strategic offshore vendor relationships. Collectively, these initiatives and lower revenue resulted in lower production personnel costs of $7.6 million or 4.2% when compared with 2002 personnel costs. We also lowered the amount of bad debt expense incurred during 2003. Our heightened focus for improved accounts receivable collections has benefited operating cash flow and had the effect of lowering bad debt expense $6.4 million during 2003. Significant factors offsetting the areas of gross profit improvement were higher employee medical insurance costs in the amount of $3.0 million and higher worker's compensation and business insurance in the amount of $1.0 million. Consequently, gross profit as a percentage of revenue increased from 36.3% for the year ended December 31, 2002 to 37.2% for the year ended December 31, 2003.

Selling, general and administrative

        SG&A increased 4.0% from $103.9 million, or 24.2% of revenue for the year ended December 31, 2002 to $108.0 million, or 25.5% of revenue for the year ended December 31, 2003. Our SG&A increased primarily from higher personnel costs related to our company-wide internal revenue growth initiatives and the technology based productivity initiatives that improved gross profit within our Information Management and Distribution operating segment. When compared to 2002, personnel costs increased $5.0 million driving the increase in SG&A as a percentage of revenue.

Operating income

        Operating income decreased from $51.5 million for the year ended December 31, 2002 to $49.1 million for the year ended December 31, 2003. The year-over-year decline relates to the improvement in gross profit offset by the higher SG&A expense discussed above. While the sales and productivity initiatives resulted in higher gross profit, the 2003 investment in SG&A more than offset the in-year benefit. However, these investments were important in order to drive internal revenue growth and profitability in future years.

Interest and other expense

        Interest and other expense decreased 46.1% from $6.6 million for the year ended December 31, 2002 to $3.6 million for the year ended December 31, 2003. This decrease was due to lower balances on long-term obligations, a lower interest rate environment, and the expiration of our interest rate hedge. The average interest rate on borrowings decreased from 4.5% in 2002 to 4.2% in 2003. Our 2003 interest rate on borrowings were predominantly variable in nature with the exception of the interest rate hedge which expired during March 2003. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk"). Therefore, interest rate risk exists for our long-term obligations at December 31, 2003. Increases in short-term rates would have the effect of increasing interest expense and lowering operating results in future periods.

Income before income taxes

        Income before income taxes improved from $44.9 million for the year ended December 31, 2002 to $45.6 million for the year ended December 31, 2003, due to the reduction in interest expense and the improvement in gross profit offset by the increase in SG&A expense discussed above.

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

        Revenue within our Information Management and Distribution segment increased 7.7% from $236.2 million for the year ended December 31, 2001 to $254.4 million for the year ended December 31, 2002. The increase was primarily due to strong business volumes from our government and mortgage industry customers and the strategic acquisition of United Information Services ("UIS"), a provider of statement processing services, during the first quarter of 2002. Segment revenues were negatively impacted by print and mail volumes that were down $5.0 million or 10.5% compared to the prior year primarily due to the decline in industry spending, especially since September 11, 2001, and to customers' reduced advertising budgets resulting from continued softness in the current economic environment. During the third quarter of 2002, the City of New York Human Resources Administration informed us that we did not receive their renewal contract award. This contract contributed $12.9 million of revenue in the Information Management and Distribution segment in 2002 and transitioned to the new vendor during the second quarter of 2003. Project revenue accounted for 11.3% of the Information Management and Distribution segment's revenue in 2001 compared to 11.9% in 2002.

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

Gross profit

        Gross profit decreased 6.9% from $167.2 million for the year ended December 31, 2001 to $155.7 million for the year ended December 31, 2002. Divested operating units contributed $7.3 million or 4.4% to the decline. Gross profit decreased an additional $2.0 million or 1.2% primarily due to lower project revenue, which historically produces higher margins than our recurring business, lower volumes from print and mail services and pricing pressures primarily in the Information Management and Distribution segment. Other significant factors contributing to lower gross profit in 2002 include higher employee medical insurance costs of $1.5 million and increased worker's compensation insurance expense of $0.6 million. Consequently, gross profit as a percentage of revenue decreased from 36.8% for the year ended December 31, 2001 to 36.3% for the year ended December 31, 2002.

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
	(in thousands)
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

Liquidity and Capital Resources

        At December 31, 2003, we had $29.0 million of working capital, including $2.1 million of cash. Cash flows provided by operating activities for the year ended December 31, 2003 were $62.3 million compared to $67.8 million for the year ended December 31, 2002. The decline in cash provided by operating activities was primarily attributable to significant cash collections of aged accounts receivable in 2002 that provided $12.8 million of operating cash flow benefit. Days sales outstanding improved 1 day to 42 business days at December 31, 2003 compared to 43 business days at December 31, 2002 providing only $1.8 million of operating cash flow benefit during 2003. As a result of the significant collection improvements experienced in 2002 and 2003, operating cash flow was higher than what we believe to be sustainable levels. Therefore, we expect operating cash flow in 2004 to be in the range of $50 million to $55 million.

        For the year ended December 31, 2003, investing activities consisted primarily of additions to property, plant and equipment of $16.9 million and acquisition related payments of $10.2 million. During 2003, we made investments in 30 high-speed scanning systems in order to increase productivity in our Information Management service offering and expanded our production facilities through the addition of 3 major facilities in Burbank, CA; Denver, CO; and Irving, TX. In 2004, we expect capital expenditures to be approximately $12 million. Acquisition related payments consisted primarily of settlements of contingent consideration obligations on past acquisitions. Not all of the periods applicable for contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements. If all contingent consideration targets under the current agreements were achieved, the maximum amount of consideration to be paid would be $20.5 million, with approximately $15.2 million to be paid in 2004 and approximately $5.3 million to be paid in 2005. In accordance with the agreements, we would be required to satisfy approximately $0.8 million of the $20.5 million potential liability in common stock related to a past tax-free stock merger and we have the option to satisfy $11.9 million of the $20.5 million potential liability in common stock with final valuation determined at date of issuance.

        Net cash used for financing activities was $36.9 million for the year ended December 31, 2003. We made payments for common stock repurchases of $20.7 million. In April 2001, our Board of Directors authorized the repurchase of up to $30 million of our outstanding common stock. Under this program, share repurchases may be made from time to time on the open market as market conditions warrant. Repurchased shares will be retired and restored to the status of authorized but unissued shares of the Company. During 2003, we activated the share repurchase program and repurchased 1,306,979 shares at an average cost of $15.84 per share (including 75,000 shares repurchased during the three months ended December 31, 2003 at an average price of $23.89 per share). Additionally, we made payments of $246.0 million on our line of credit, net of proceeds borrowed from our line of credit of $229.7 million. We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

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

        In April 2001, we entered into a line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the "2001 Credit Agreement"). Under this agreement, we can from time to time borrow up to $297.5 million through April 2, 2004, subject to certain financial covenants and ratios. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services, among other factors.

        Our ability to borrow is contingent on certain leverage and fixed cost coverage ratios. These ratios were scheduled to become more restrictive beginning in the quarter ended December 31, 2002 with the leverage ratio declining from 3.0 times to 2.5 times and the fixed charge coverage ratio increasing from 1.25 times to 1.50 times. However, in September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter. In addition to the leverage and fixed cost coverage ratios, we are subject to minimum net worth requirements. Effective March 26, 2003, an amendment was approved that allows for the reduction to the minimum net worth requirement for up to $30 million of share repurchases. After application of such ratios and our total commercial commitments of $12.3 million for standby letters of credit, we had $73.6 million available to borrow under the 2001 Credit Agreement as of December 31, 2003. Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs. Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities. However, there can be no assurance we could secure such financing if and when it is needed or with terms we deem acceptable.

        Effective April 3, 2002, we extended $220.0 million of the $297.5 million commitment for an additional year to April 2, 2005. In September 2002, additional extensions were granted by member banks, bringing the total commitment extended to April 2, 2005 to $290.0 million. Total fees paid in 2002 related to the extensions and amendments to the 2001 Credit Agreement were $0.3 million.

        Effective April 3, 2003, we extended $230.0 million of the $297.5 million commitment to April 1, 2006. During the fourth quarter of 2003, a participating bank in the 2001 Credit Agreement assigned $7.5 million of its commitment to another bank who, effective December 4, 2003, extended this commitment to April 1, 2006. Total fees paid in 2003 related to the extensions and amendments to the 2001 Credit Agreement were $0.3 million.

        Management fully expects to replace or refinance the 2001 Credit Agreement upon its maturity scheduled for April 1, 2006. As a result of the extension agreements discussed in the previous two paragraphs, the $297.5 million commitment under the 2001 Credit Agreement is scheduled to mature as follows (in millions):

Maturity Date	Commitment	Remaining Commitment
April 3, 2004	$7.5	$290.0
April 2, 2005	52.5	$237.5
April 1, 2006	237.5

Total	$297.5

        In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 1,390,176 shares were available as of December 31, 2003.

        The following table summarizes our total contractual cash obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt	$73,474	$159	$71,859	$200	$1,256
Capital Lease Obligations	125	50	70	5	—
Operating Leases	69,144	18,041	28,116	14,748	8,239

Total Contractual Cash Obligations	$142,743	$18,250	$100,045	$14,953	$9,495

        We have total commercial commitments of $12.3 million for standby letters of credit as of December 31, 2003. We have a $6.8 million letter of credit to serve as security for our self-insured workmen's compensation program. We have a $2.5 million letter of credit to serve as a guarantee for performance under a contract with the New York State Workers Compensation Board. We have a letter of credit for $1.9 million to serve as a guarantee for periodic principal and interest payments related to debt. Finally, we have a $1.1 million letter of credit to serve as security for an appeal bond related to a legal matter.

        We expect to pay approximately $3.0 million to $4.0 million in interest in 2004.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

        Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 34% of total 2003 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

        Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer's volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents the remaining 66% of total 2003 revenues and typically occurs within our Information Management and Distribution segment.

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

        Unearned income, included in other current liabilities, represents payments from our customers in advance of services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts is established and maintained based on our estimate of accounts receivable collectibility. Management estimates collectibility by specifically analyzing accounts receivable aging and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact our consolidated financial statements.

        Long-Lived Asset Impairment.    As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. At December 31, 2003, no events were evident that required valuation for potential impairment.

        Goodwill Impairment.    On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and other intangible assets are tested at a reporting unit level rather than the individual operating unit level. A reporting unit is either at the operating segment level or one reporting level below and could consists of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (Income Approach) and the fair value of a reporting unit as compared to similar publicly traded companies (Market Approach). In preparing these valuations management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors. Estimates utilized in future calculations could differ from estimates used in the current period. Future years' estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets. Therefore, an impairment charge resulting from goodwill or other intangible assets could result in a material adverse impact on our financial statements during the period incurred.

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

        Other Loss Contingencies.    We record liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. Our loss contingencies consist primarily of estimates related to the probable outcome of current litigation. See Note 15, Commitments and Contingencies, of Notes to Consolidated Financial Statements.

  Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities ("VIEs"). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. We do not have interests in VIEs. As such, the adoption of this statement did not have an impact on the Company's results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's results of operations or financial position.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds. Interest rates are fixed on the capitalized lease obligations. We entered into an interest rate swap for a notional amount of $50 million to hedge, through March 31, 2003, our exposure to fluctuations in interest rates on $50 million of our revolving credit facility. The swap was designated by us as a cash flow hedge. The interest rate swap expired on March 31, 2003 and was not replaced. A 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional expense in 2004 based on our expected average balance outstanding under the credit facility during 2004.

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
SOURCECORP, Incorporated
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of SOURCECORP, Incorporated and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 18, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of SOURCECORP, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, the financial statements for the year ended December 31, 2001 have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 included (1) comparing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 2, regarding the adoption of SFAS No. 142, are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Dallas, Texas
March 12, 2004

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

                      ARTHUR ANDERSEN LLP

Dallas, Texas,
February 18, 2002

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,217	$2,097
Accounts and notes receivable, less allowance for doubtful accounts of $12,441 and $7,349, respectively	78,834	73,566
Inventories	2,360	2,063
Deferred income taxes	9,012	6,072
Prepaid expenses and other current assets	3,887	5,048

Total current assets	97,310	88,846
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,471 and $63,150, respectively	40,575	42,825
GOODWILL, net of amortization of $22,356	317,256	324,305
INTANGIBLES, net of amortization of $356 and $709, respectively	4,084	3,731
OTHER NONCURRENT ASSETS	8,382	10,566

Total assets	$467,607	$470,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,792	$11,118
Accrued compensation and benefits	25,454	26,572
Customer deposits	5,169	8,205
Other current liabilities	13,614	11,582
Current maturities of long-term obligations	113	209
Income tax payable	180	2,186

Total current liabilities	58,322	59,872
LONG-TERM OBLIGATIONS, net of current maturities	89,640	73,390
DEFERRED INCOME TAX	11,679	18,084
OTHER LONG-TERM OBLIGATIONS	5,290	7,839

Total liabilities	164,931	159,185
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 17,420,595 and 16,150,184 shares issued and 17,364,567 and 16,094,156 outstanding at December 31, 2002 and December 31, 2003, respectively	175	162
Additional paid-in-capital	206,843	194,999
Accumulated other comprehensive loss	(329)	—
Retained earnings	96,969	119,236

	303,658	314,397
Less—Treasury stock, at cost, 56,028 shares	(982)	(982)
Less—Deferred compensation	—	(2,327)

Total stockholders' equity	302,676	311,088

Total liabilities and stockholders' equity	$467,607	$470,273

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2001	2002	2003
REVENUE	$454,695	$429,380	$424,087
COST OF SERVICES	272,476	259,399	251,914
SPECIAL CHARGES	417	—	—
DEPRECIATION	14,632	14,284	14,379

Gross profit	167,170	155,697	157,794
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	101,633	103,851	107,983
SPECIAL CHARGES	62,167	—	312
AMORTIZATION	10,032	356	355

Operating income (loss)	(6,662)	51,490	49,144
OTHER (INCOME) EXPENSE:
Interest expense	9,329	6,088	3,489
Interest income	(188)	(237)	(334)
Other expense, net	222	748	400

Income (loss) before income taxes	(16,025)	44,891	45,589
PROVISION FOR INCOME TAXES	2,124	17,059	18,236

NET INCOME (LOSS)	$(18,149)	$27,832	$27,353

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(1.08)	$1.61	$1.66

DILUTED	$(1.08)	$1.58	$1.65

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,748	17,334	16,452

DILUTED	16,748	17,609	16,565

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN THOUSANDS)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Treasury Stock	Additional Paid-in- Capital		Retained Earnings	Deferred Compensation	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance, January 1, 2001	16,192	162	(664)	166,608	—	87,286	—	253,392
Common stock issued in connection with acquisitions	558	6	—	20,378	—	—	—	20,384	—
Exercise of awards, net	592	6	—	17,100	—	—	—	17,106	—
Treasury stock	—	—	(318)	—	—	—	—	(318)	—
Interest rate swap, net of $761 tax	—	—	—	—	(1,242)	—	—	(1,242)	(1,242)
Net (loss)	—	—	—	—	—	(18,149)	—	(18,149)	(18,149)

Comprehensive loss	—	—	—	—	—	—	—	—	$(19,391)

Balance, December 31, 2001	17,342	174	(982)	204,086	(1,242)	69,137	—	271,173
Common stock issued in connection with acquisitions	114	1	—	3,334	—	—	—	3,335	—
Common stock earned and held in escrow related to business acquisitions	—	—	—	377	—	—	—	377
Exercise of awards, net	5	—	—	117	—	—	—	117	—
Common shares retired	(40)	—	—	(1,071)	—	—	—	(1,071)	—
Interest rate swap, net of $542 tax	—	—	—	—	913	—	—	913	913
Net income	—	—	—	—	—	27,832	—	27,832	27,832

Comprehensive income	—	—	—	—	—	—	—	—	$28,745

Balance, December 31, 2002	17,421	175	(982)	206,843	(329)	96,969	—	302,676
Common stock released from escrow in connection with acquisitions	20	—	—	(94)	—	—	—	(94)	—
Common stock earned and held in escrow related to business acquisitions	—	—	—	532	—	—	—	532
Exercise of awards, net	16	—	—	368	—	—	—	368	—
Common shares retired	(1,307)	(13)	—	(15,600)	—	(5,086)	—	(20,699)	—
Issuance of restricted stock	—	—	—	2,950	—	—	(2,950)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	623	623	—
Interest rate swap, net of $219 tax	—	—	—	—	329	—	—	329	329
Net income	—	—	—	—	—	27,353	—	27,353	27,353

Comprehensive income	—	—	—	—	—	—	—	—	$27,682

Balance, December 31, 2003	16,150	$162	$(982)	$194,999	$—	$119,236	$(2,327)	$311,088

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2001	2002	2003
OPERATING ACTIVITIES:
Net income (loss)	$(18,149)	$27,832	$27,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,664	14,640	14,734
Non-cash loss from divestitures and closures	54,559	—	—
Deferred tax provision (benefit)	(7,572)	10,633	9,345
Compensation expense on restricted stock grants	—	—	623
Change in operating assets and liabilities:
Accounts receivable and notes receivable	(2,718)	8,303	4,917
Inventories, prepaid expenses and other assets	(1,840)	2,669	(162)
Accounts payable, accrued liabilities and other	5,060	3,696	5,514

Net cash provided by operating activities	54,004	67,773	62,324
INVESTING ACTIVITIES:
Net proceeds received from sale of operating units in 2001	18,407	259	—
Proceeds from sale of property, plant and equipment	—	—	526
Purchase of property, plant and equipment	(13,558)	(12,020)	(16,868)
Cash paid for acquisitions, net of cash acquired	(65,550)	(32,959)	(10,177)

Net cash used for investing activities	(60,701)	(44,720)	(26,519)
FINANCING ACTIVITIES:
Proceeds from common stock issuance, net	13,786	108	349
Cash paid for common stock repurchased and retired	—	—	(20,699)
Proceeds from long-term obligations	283,132	280,228	229,725
Principal payments on long-term obligations	(291,083)	(307,015)	(245,995)
Cash paid for debt issuance costs	(1,460)	(339)	(305)

Net cash provided by (used for) financing activities	4,375	(27,018)	(36,925)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,322)	(3,965)	(1,120)
CASH AND CASH EQUIVALENTS, beginning of year	9,504	7,182	3,217

CASH AND CASH EQUIVALENTS, end of year	$7,182	$3,217	$2,097

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$5,656	$11,189	$6,775
Interest	$9,316	$6,149	$3,487
NONCASH INVESTING AND FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$—	$167	$117
Common stock issued related to business acquisitions (558,000, 114,112 and 20,268 shares, respectively)	$20,384	$3,335	$(94)
Common stock retired related to business acquisitions (0, 40,051 and 0 shares, respectively)	$—	$1,071	$—
Common stock earned and held in escrow related to business acquisitions (0, 20,268 and 20,268 shares, respectively)	$—	$377	$532
Interest rate swap, net of tax	$(1,242)	$913	$329

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

        Subsequent to the IPO and through December 31, 2003, the Company has acquired 56 additional companies in transactions accounted for as purchases and has divested of 17 operating units by sale or closure. The results of operations include the results of these acquisitions from the date of their respective acquisitions and the results of the divestitures up to the effective date of divestiture. None of the divestitures qualified for discontinued operations accounting treatment based on the accounting standards in effect at the time of divestiture.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is established and maintained based on our estimate of accounts receivable collectibility. Management estimates collectibility by specifically analyzing accounts receivable aging and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Consolidated Financial Statements.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of the estimated useful life or the lease term. Repair and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and other intangible assets are tested at a reporting unit level rather than the individual operating unit level. Reporting units are defined as an operating segment or one level below. At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future ("Income Approach") and the fair value of a reporting unit as compared to similar publicly traded companies ("Market Approach"). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins among other factors. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded at January 1, 2002. In October 2002 and 2003, the Company performed the annual test for impairment using the Income Approach and the Market Approach method. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded. Estimates utilized in future calculations could differ from estimates used in the current period. Future years' estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets. Due to the fact that the Company is primarily a services company, its business acquisitions typically result in significant amounts of goodwill and other intangible assets. Therefore, an impairment charge resulting from goodwill or other intangible assets could result in a material adverse impact on the Company's financial statements during the period incurred.

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

        The following table reflects the effect of SFAS No. 142 on net income and earnings per share as if SFAS No. 142 had been in effect for 2001 (in thousands):

	Year Ended December 31,
	2001	2002	2003
Net income (loss) as reported	$(18,149)	$27,832	$27,353
Add back goodwill amortization, net of tax provision	8,354	—	—

Adjusted net income (loss)	$(9,795)	$27,832	$27,353

Basic earnings per share:
Reported basic earnings (loss) per share	$(1.08)	$1.61	$1.66
Add back goodwill amortization, net of tax provision per share	0.50	—	—

Adjusted basic earnings (loss) per share	$(0.58)	$1.61	$1.66

Diluted earnings per share:
Reported diluted earnings (loss) per share	$(1.08)	$1.58	$1.65
Add back goodwill amortization, net of tax provision per share	0.50	—	—

Adjusted diluted earnings (loss) per share	$(0.58)	$1.58	$1.65

Long-Lived Asset Impairment

        The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, on January 1, 2002. As required by SFAS No. 144, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management makes the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management believes at December 31, 2003, no events existed that required evaluation of potential impairment.

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

        Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 34% of total 2003 revenues and typically occurs within the Company's Healthcare, Regulatory, and Legal Compliance segment.

        Recurring revenue is characterized by customer relationships that are generally for one year or longer. Recurring revenue is typically based on the transaction volumes provided by the Company's customer at an agreed upon fixed rate per unit. The Company's customer volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents the remaining 66% of total 2003 revenues and typically occurs within the Company's Information Management and Distribution segment.

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

        Unearned income, included in other current liabilities, represents payments from the Company's customers in advance of the services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

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

Net Income (Loss) Per Share

        Earnings per share is calculated pursuant to SFAS No. 128, Earnings Per Share. Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. See Note 11, Stockholders' Equity.

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

Treasury Stock

        Treasury stock transactions are accounted for under the cost method. At December 31, 2002 and 2003, the Company had 56,028 shares in treasury.

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

	Year Ended December 31,
	2001	2002	2003
Net income (loss) as reported	$(18,149)	$27,832	$27,353
Add: Deferred compensation expense included in reported net income, net of tax effect	—	—	374
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(4,070)	(3,947)	(3,251)

Proforma net income (loss)	$(22,219)	$23,885	$24,476

Earnings per share:
Reported basic earnings (loss) per share	$(1.08)	$1.61	$1.66

Proforma basic earnings (loss) per share	$(1.33)	$1.38	$1.49

Reported diluted earnings (loss) per share	$(1.08)	$1.58	$1.65

Proforma diluted earnings (loss) per share	$(1.33)	$1.36	$1.48

        The fair value of the stock options and warrants was estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2001	2002	2003
Weighted-average risk-free interest rate	4.9%	4.4%	2.4%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Weighted-average volatility	40.0%	40.2%	44.2%
Weighted-average expected life	3.0 years	3.0 years	4.0 years

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, Consolidation of Variable Interest Entities ("VIEs"). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which the Company has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The Company does not have interests in VIEs. As such, the adoption of this statement did not have an impact on the Company's results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for contracts entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The provisions of SFAS No. 150, which the Company adopted on June 1, 2003, did not have an impact on the consolidated financial statements.

3. Strategic Realignment Plan

        During the second and third quarters of 2001, the Company completed several steps involved with a strategic realignment plan. The plan consisted of a strategic review of the Company's operations and a determination by Management of the markets the Company intended to concentrate on for future growth. Additionally, the Company identified certain non-strategic service offerings for divestiture or closure, and accordingly, developed and committed to a divestiture plan. The non-strategic service offerings were evaluated based on criteria such cash flow generating capability, revenue and earnings growth opportunity, return on invested capital requirements, market growth potential, and expected ongoing capital requirements.

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

        The following table reflects the components of the special charge and related liability (included in accounts payable and accrued liabilities) as of December 31, 2001, 2002 and 2003 (in millions):

	Special Charge in 2001	Net Book Value of Assets Divested	Net Consideration	Initial Reserve Balance	Settlements	Balance at 12/31/2001	Settlements	Balance at 12/31/2002	Adjustments and Settlements	Balance at 12/31/2003
Net loss on sale of assets	$55.4	$(67.9)	$19.3	$6.8	$(1.4)	$5.4	$(3.9)	$1.5	$(1.5)	$—
Costs to exit non-strategic activities/locations	5.7	(5.1)	0.4	1.0	(0.6)	0.4	(0.4)	—	—	—
One-time legal charge	1.5	—	—	1.5	(1.5)	—	—	—	—	—

	$62.6	$(73.0)	$19.7	$9.3	$(3.5)	$5.8	$(4.3)	$1.5	$(1.5)	$—

        As a part of the $62.6 million special charge, the Company recognized $19.7 million of net consideration and $9.3 million was accrued for legal claims, contract termination costs and various disposal expenses. As of December 31, 2002, $1.5 million of accrued costs remained unsettled and approximately $1.0 of net consideration remained uncollected. During 2003, the remaining accrued costs of $1.5 million were settled through cash payments of $0.8 million and an income adjustment of $0.7 million recognized through the special charge. Additionally, during 2003, the uncollected net consideration balance of approximately $1.0 million was determined uncollectible by management. As a result, an expense adjustment of approximately $1.0 million was recognized through the special charge. Collectively, the income and expense adjustments resulted in approximately $0.3 million of special charges in the current year. The Company does not expect to incur any additional costs related to the 2001 strategic realignment plan.

        The net loss on the completed divestitures is summarized as follows (in millions):

Net consideration	$19.3
Net book value of assets and liabilities	(67.9)
Disposal and other expenses	(6.8)

Net loss on sale of assets	$(55.4)

        The components of the charges related to the exit of certain non-strategic activities/locations are summarized below (in millions):

Long-lived asset impairment	$(4.3)
Contract termination cost and related commitments	(0.5)
Excess and obsolete inventory	(0.4)
Allowance for doubtful accounts	(0.5)
Other	(0.4)
Proceeds	0.4

Net loss	$(5.7)

4. Allowance for Doubtful Accounts and Notes Receivable

        The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

	Balance at Beginning Of Year	Balance Acquired	Balance Divested	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Twelve months ended December 31, 2002	$19,888	$30	$—	$6,218	$(13,695)	$12,441

Twelve months ended December 31, 2003	$12,441	$—	$—	$(168)	$(4,924)	$7,349

5. Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2002	2003
Land	N/A	$934	$911
Buildings and improvements	7-18	3,238	3,284
Leasehold improvements	1-8	6,201	7,161
Vehicles	5-7	2,625	2,861
Machinery and equipment	5-15	32,640	39,607
Computer equipment and software	3-7	42,909	45,940
Furniture and fixtures	5-15	5,499	6,211

		94,046	105,975
Less—Accumulated depreciation		(53,471)	(63,150)

		$40,575	$42,825

6. Other Current Liabilities

        Other current liabilities consist of the following (in thousands):

	December 31,
	2002	2003
Unearned revenue	$2,359	$2,028
Accrued contingent consideration	7,836	3,744
Accrued professional fees	3,419	5,810

	$13,614	$11,582

7. Business Combinations

2002 Acquisitions

        Effective January 1, 2002, the Company acquired 100% of the outstanding shares of United Information Services, Inc. ("UIS"), located in Iowa, and expanded the Company's statement solutions service offering, which had existing locations in Arizona and New York. The aggregate consideration paid for UIS consisted of $17.2 million in cash. Also, the former shareholders of UIS are eligible to receive up to an additional $10.0 million in the Company's common stock and cash if there is no breach in representations and warranties of the acquisition agreement, and certain future revenue, earnings and cash flow targets are achieved over the three year period ending December 31, 2004. The allocation of the purchase price is set forth below (in thousands):

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

Goodwill and Intangibles

        The changes in the carrying value of goodwill and intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2002	$169,139	$129,380	$298,519
Goodwill acquired (excluding contingent consideration)	11,717	—	11,717
Additional accrued consideration and adjustments	5,522	1,498	7,020

Net balance as of December 31, 2002	186,378	130,878	317,256
Additional accrued consideration and adjustments	5,959	1,090	7,049

Net balance as of December 31, 2003	$192,337	$131,968	$324,305

Intangibles:

	December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer relationships	$4,000	$(534)	$3,466
Non-compete agreements	440	(175)	265

Total	$4,440	$(709)	$3,731

        Aggregate amortization expense related to intangibles for the year ended December 31, 2003 was $0.4 million. Estimated amortization expense for the years ending December 31, 2004 through December 31, 2006 is $0.4 million annually and for the year ending December 31, 2007 is $0.3 million.

        At October 31, 2003, the Company performed the annual goodwill and intangibles impairment test as required by SFAS No. 142. The Company compared the fair values of the reporting units to their carrying values. In determining the fair value of the reporting units, the Company used the Income Approach and the Market Approach. The fair value of all reporting units exceeded their carrying value at October 31, 2003. As such, no impairment for goodwill and intangibles was recognized.

        At December 31, 2003, net aggregate goodwill deductible for tax purposes was approximately $153.6 million.

Contingent Consideration

        Certain of the Company's acquisitions are subject to adjustments in overall consideration and recorded goodwill based upon the achievement of specified revenue and/or earnings targets generally over one to three year periods. In certain agreements, the Company reserves the right to change the payment mix to use common stock versus cash in satisfying contingent consideration liabilities. In transactions where the Company acquired a subsidiary through a tax-free stock merger, the Company is required to pay a minimum amount of total consideration in common stock rather than cash, including any contingent consideration payments.

        Management's evaluation of the cumulative earnings of acquired companies through December 31, 2003 indicated that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore the Company accrued aggregate additional consideration of approximately $7.9 million during the year ended December 31, 2003, including 20,268 shares held in escrow. As of December 31, 2003, approximately $4.2 million of additional consideration remains accrued of which $3.7 million is classified as other current liabilities and is expected to be settled in cash and $0.5 million is classified as additional paid-in-capital and is expected to be settled in common stock with final valuation determined at date of issuance.

        Not all of the periods applicable for earnout targets are completed and additional amounts may be payable in future periods under the terms of the agreements. If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $20.5 million, with approximately $15.2 million to be paid in 2004 and approximately $5.3 million to be paid in 2005. In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $20.5 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $11.9 million of the $20.5 million potential liability in common stock with final valuation determined at date of issuance.

Acquisition Related Receipts/Payments

        During the year ended December 31, 2002, the Company paid net consideration of $16.9 million in cash and 74,061 shares of common stock at an average price of $30.57 per share. In addition, the Company paid approximately $0.8 million in other acquisition related costs.

        The Company made net acquisition related payments of $10.2 million in cash during the year ended December 31, 2003 and released 20,268 shares of common stock from escrow at a price of

$13.96 per share at March 31, 2003. In addition, the Company received reimbursements of approximately $1.1 million of purchase price related to a past acquisition, recorded as a reduction to goodwill, in the Information Management and Distribution segment and made other acquisition related payments of approximately $0.3 million.

Unaudited Pro Forma Financial Data

        Set forth below is unaudited pro forma financial data for the year ended December 31, 2001. The pro forma data gives effect to the 2001 and 2002 Acquisitions as if they occurred on January 1, 2001.

2001
(Unaudited, in thousands, except per share data)
Revenue	$474,331
Loss before income taxes	(12,763)
Net loss	(16,127)
Net loss per common share:
Basic	$(0.96)
Diluted	$(0.96)
Weighted average common shares outstanding:
Basic	16,785
Diluted	16,785

        The pro forma information is provided for informational purposes only and does not purport to present results of operations had the transactions assumed therein occurred on or as of the dates indicated, nor are they necessarily indicative of the results of operations which may be achieved in the future. Also, the pro forma information includes the operations of the divested operating units described in Note 3, Strategic Realignment Plan. See Note 16, Segment Reporting, for 2001 information without the divested operating units.

8. Long-term Obligations and Credit Facilities

Long-term Obligations

        Long-term obligations consist of the following (in thousands):

	December 31,
	2002	2003
Line of credit, expiring April 2006, interest at prime rate plus applicable margin or LIBOR plus applicable margin (2.92% to 7.28% at December 31, 2002 and 2.38% to 2.42% at December 31, 2003)	$86,000	$68,000
Industrial Revenue Bonds: Variable Rate (1.35% at December 31, 2002 and 1.25% at December 31, 2003) Demand/Fixed Rate Revenue Bonds, Prince George's County, Maryland; due beginning in 1996 through 2014 secured by an irrevocable letter of credit	1,858	1,750
All other obligations	1,895	3,849

Total	89,753	73,599
Less—Current maturities of long-term obligations	(113)	(209)

Total long-term obligations	$89,640	$73,390

        In April 2001, the Company entered into a line of credit with a group of banks led by Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the "2001 Credit Agreement") and terminated the previous line of credit agreement. Under the 2001 Credit Agreement, the Company may borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $297.5 million, subject to certain financial covenants and ratios. As of December 31, 2003, the availability under the 2001 Credit Agreement was approximately $73.6 million. Through April 1, 2006, the 2001 Credit Agreement is secured by the stock of the Company's material subsidiaries, and in the event the Company exceeds a designated leverage ratio, by the assets of the Company and subsidiaries.

        Effective April 3, 2002, the Company extended $220.0 million of the $297.5 million commitment for an additional year to April 2, 2005. In September 2002, additional extensions were granted by member banks, bringing the total commitment extended to April 2, 2005 to $290.0 million.

        Effective April 3, 2003, the Company extended $230.0 million of the $297.5 million commitment to April 1, 2006. During the fourth quarter of 2003, a participating bank in the 2001 Credit Agreement assigned $7.5 million of its commitment to another bank who, effective December 4, 2003, extended this commitment to April 1, 2006.

        Management of the Company fully expects to replace or refinance the 2001 Credit Agreement upon its maturity scheduled for April 1, 2006. As a result of the extension agreements discussed in the previous two paragraphs, the $297.5 million commitment under the 2001 Credit Agreement is scheduled to mature as follows (in millions):

Maturity Date	Commitment	Remaining Commitment
April 3, 2004	$7.5	$290.0
April 2, 2005	52.5	$237.5
April 1, 2006	237.5

Total	$297.5

        The annual interest rate applicable to borrowings under this facility is, at the Company's option, (i) grid pricing ranging from 0.0% to 0.5% plus the prime rate based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the credit agreement) or (ii) grid pricing ranging from 1.125% to 2.0% plus LIBOR based on the ratio of funded debt to EBITDA. The 2001 Credit Agreement requires mandatory prepayments in certain circumstances, such as asset dispositions. The outstanding principal balance of revolving credit loans is due and payable on April 1, 2006.

        At December 31, 2003, the Company has outstanding irrevocable letters of credit totaling approximately $12.3 million. A letter of credit in the amount of approximately $6.8 million serves as security for the Company's self-insured workmen's compensation program. A letter of credit in the amount of $2.5 million serves as a guarantee for performance under a contract with New York State Workers Compensation Board. A letter of credit in the amount of approximately $1.9 million serves as guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds. Finally, a letter of credit in the amount of approximately $1.1 million serves as security for an appeal bond related to a legal matter.

        The weighted average interest rate on long-term obligations during 2002 and 2003 was 4.5% and 4.2%, respectively.

        The 2001 Credit Agreement contains certain reporting requirements and financial covenants, including requirements that the Company maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial ratios, and prohibits the payment of cash and similar dividends. In September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004. This ratio was set to become more restrictive in the fourth quarter of 2002 by increasing to 1.50. Under the amended agreement, the fixed cost ratio will remain at 1.25 until January 1, 2004 and will increase to 1.35 thereafter. Effective March 26, 2003, an amendment was approved that allows for the reduction to the minimum net worth requirement for up to $30 million of share repurchases. As of December 31, 2003, the Company is in compliance with all loan covenants.

        In December 2000, in order to mitigate interest rate risk related to the line of credit, the Company entered into an interest rate hedge agreement in the amount of $50.0 million, whereby the Company effectively fixed the interest rate through March 2003 on the amount of the hedge agreement at 5.775%. The interest rate hedge agreement expired on March 31, 2003 and was not replaced. See Note 12, Interest Rate Swap, regarding the interest rate hedge.

Maturities of Long-Term Obligations

        As of December 31, 2003, maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2004	$209
2005	165
2006	71,764
2007	105
2008	100
Thereafter	1,256

Total	$73,599

9. Lease Commitments

        Our operating companies lease various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases, included in long-term obligations, and noncancelable operating leases are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2004	50	18,041
2005	36	15,745
2006	34	12,371
2007	5	8,984
2008	—	5,764
Thereafter	—	8,239

Total minimum lease payments	125	69,144

Less—Amounts representing interest	(12)

Net minimum lease payments	113
Less—Current portion of obligations under capital leases	(46)

Long-term portion of obligations under capital leases	67

        Rent expense for all operating leases for the years ended December 31, 2001, 2002 and 2003 was approximately $23.0 million, $23.6 million, and $23.7 million, respectively.

10. Income Taxes

        The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
Federal—
Current	$409	$5,219	$7,461
Deferred	(1,421)	8,917	7,376
State—
Current	9,287	1,207	1,430
Deferred	(6,151)	1,716	1,969

	$2,124	$17,059	$18,236

        The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
Tax at statutory rate	$(5,531)	$15,712	$15,956
Add (deduct)—
State income taxes	(134)	2,227	2,385
Tax credits	(101)	(549)	(633)
Nondeductible expenses	1,681	224	421
Loss of S corporations	(202)	—	—
Nondeductible loss on divestiture	7,193	—	—
Other	(782)	(555)	107

	$2,124	$17,059	$18,236

        The components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2002	2003
Deferred income tax liabilities—
Tax over book depreciation and amortization	$(13,669)	$(20,915)
Cash to accrual differences, net	(261)	—
Other, net	—	(1,277)

Total deferred income tax liabilities	(13,930)	(22,192)
Deferred income tax assets—
Allowance for doubtful accounts	4,969	2,940
Accrued liabilities	4,115	3,729
Other reserves, net	2,179	3,511

Total deferred income tax assets	11,263	10,180

Total net deferred income tax liabilities	$(2,667)	$(12,012)

Current portion of deferred income tax assets	$9,012	$6,072
Long-term deferred income tax liabilities	(11,679)	(18,084)

	$(2,667)	$(12,012)

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

        At December 31, 2003, there were no grants of stock appreciation rights, deferred stock, bonus stock and awards in lieu of cash obligations, dividend equivalents or other stock-based awards under the 2002 Plan. During 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance. The deferred compensation charge will be amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved. During 2003, $0.6 million of deferred compensation was amortized to expense.

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

        The Company had 2,392,752 Awards and 1,100,872 Warrants outstanding at December 31, 2003. These Awards and Warrants generally have 10-year expirations with certain Awards granted to non-employee directors having 5-year expirations. At December 31, 2002 and 2003, approximately 1,020,047 and 618,013 shares, respectively, were available for issuance.

	Awards and Warrants Outstanding
	Shares (in thousands)	Weighted Average Exercise Price
Balance, January 1, 2001	2,599	$26.21
Granted	1,118	$30.61
Exercised	(592)	$22.56
Forfeited	(185)	$29.06

Balance, December 31, 2001	2,940	$28.52
Granted	806	$24.84
Exercised	(5)	$22.23
Forfeited	(139)	$28.45

Balance, December 31, 2002	3,602	$27.71
Granted	249	$17.68
Exercised	(17)	$21.59
Forfeited	(340)	$27.83

Balance, December 31, 2003	3,494	$27.04

Exercisable, December 31, 2001	1,315	$26.54

Exercisable, December 31, 2002	1,753	$27.33

Exercisable, December 31, 2003	2,099	$27.59

        The following table summarizes information about Awards and Warrants granted under the Plans that were outstanding at December 31, 2003:

	Awards and Warrants Outstanding			Awards and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$13.00-$24.00	909,056	6.45	$21.44	489,026	$22.67
$24.25-$26.00	524,450	7.33	$25.61	140,010	$25.32
$26.38-$30.00	897,085	5.39	$27.63	845,263	$27.63
$30.13-$30.38	789,008	6.93	$30.37	383,957	$30.37
$31.00-$37.25	374,025	6.40	$34.23	241,080	$34.35

Common Stock Repurchase Program

        During 2003, the Company activated the $30.0 million stock repurchase program authorized by the Board of Directors in April 2001 and purchased 1,306,979 shares of its common stock at a cost of approximately $20.7 million. The repurchased shares were recorded in the accompanying balance sheet as a reduction to common stock for the par value of the shares, additional paid-in-capital of $15.6 million, and retained earnings of $5.1 million. These shares have been retired and returned to the status of authorized but unissued shares of the Company.

Net Income (Loss) Per Share

        Basic and diluted net income (loss) per share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Basic weighted average common shares outstanding	16,748	17,334	16,452
Weighted average options, warrants and restricted stock	—	59	98
Other contingent consideration	—	216	15

Diluted weighted average common shares outstanding	16,748	17,609	16,565

        At December 31, 2001, 2002 and 2003 approximately 654,000, 3,579,000 and 2,569,000 respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive in future earnings per share calculations.

12. Interest Rate Swap

        On December 22, 2000, the Company entered into an interest rate swap to hedge, through March 31, 2003, its exposure to fluctuations in interest rates on $50 million of its debt. This interest rate swap had the effect of fixing the interest rate on $50 million of the Company's debt at 5.775%. In accordance with SFAS No. 133, the Company concluded the interest rate swap qualified as a cash flow hedge. The hedge expired on March 31, 2003 and was not replaced. At December 31, 2002, the fair value of the interest rate swap was a liability of approximately $0.5 million ($0.3 million, net of tax), which was recorded in the accompanying consolidated balance sheet in accounts payable and accrued liabilities with an offset recorded in equity as accumulated other comprehensive loss.

13. Employee Benefit Plans

        The Company maintains a defined contribution plan (the "401(k) plan") that covers the Company's employees and the employees of some of its subsidiaries. The employees must be at least 21 years of age and are eligible for the plan on the first day of the quarter following 90 days of service. The Company also maintains a non-qualified plan ("Rabbi Trust") that permits eligible officers and certain highly compensated employees to defer a portion of their compensation. Contributions to both the 401(k) plan and the non-qualified compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation. The Company may make contributions to either or both plans at the discretion of the Board of Directors. The Company incurred costs of $0.0 million, $0.3 million and a reduction to expense of $0.3 million related to the 401(k) plan for the years ended December 31, 2001, 2002 and 2003, respectively. The Company incurred costs of $0.0 million, $0.2 million and $0.1 million related to the non-qualified compensation plan for the years ended December 31, 2001, 2002 and 2003, respectively. The total value of the Rabbi Trust at December 31, 2003 was approximately $7.4 million and was included in the Company's consolidated balance sheet as Other Noncurrent Assets with a corresponding balance in Other Long-Term Obligations. The Company offers no post-employment or post-retirement benefits.

        Certain of the operating companies have separate qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred related to the Plans was approximately $0.9 million, $0.1 million and $0.1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

14. Related Party Transactions

Leasing Transactions

        Certain operating companies lease their operating facilities from selling parties who remained as employees. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 2001, 2002 and 2003 was approximately $1,356,000, $1,594,000 and $1,560,000, respectively.

Other Receivables

        During the years ended December 31, 2002 and 2003, the Company settled approximately $1.2 million and $0.1 million, respectively of receivables due from former shareholders of its subsidiaries. Receivables due from former shareholders of the Company's subsidiaries was approximately $0.1 million and $0.0 million at December 31, 2002 and 2003, respectively.

15. Commitments and Contingencies

Litigation

        The Company is, from time to time, a party to litigation arising in the normal course of business. Management believes that none of these actions will have a material adverse effect on the Company's business or financial condition. However, in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted. The following paragraphs describe legal contingencies related to the Company's 2003 financial statements pursuant to SFAS No. 5, Accounting for Contingencies, and related to previously disclosed contingencies.

DeBari Litigation

        In March 1999, the Company filed a lawsuit styled DeBari Associates Acquisition Corp. v. Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin in the Supreme Court of the State of New York ("Nortec Action"). In the Nortec Action, the Company is seeking a declaratory judgment that Robert Burnham, Mark Walch, Nortec, LLC, Spencer McElhannon and Peng Lin (the "Nortec Defendants") have no interest in Net Data, Inc., a subsidiary of a company acquired in February 1998. The Company divested the operating assets of Net Data, Inc. as part of its 2001 strategic realignment plan. The Nortec Defendants counterclaimed alleging breach of contract, fraud, breach of fiduciary duty as a joint venturer and unjust enrichment. The trial for the above matter concluded mid-October 2002, with the jury finding in our favor (i.e. that the Nortec Defendants did not have a right to any part of Net Data, Inc. or any portion of the proceeds from its purchase). On February 7, 2003, the judge entered its order, reflecting the jury's finding in favor of the Company. The Nortec Defendants deadline for filing a notice of appeal was 90 days from such order, being May 8, 2003. The deadline passed without a notice of appeal being filed.

Roy Weatherford, et al vs. Franklin Bank and Franklin Bank vs. MAVRICC Management Systems, Inc.

        On February 24, 1992, MAVRICC Management Systems, Inc. (one of the Company's subsidiaries, the operating assets of which were divested by the Company as part of our 2001 strategic realignment plan) ("MAVRICC") entered into an agreement with Franklin Bank, N.A. whereby MAVRICC agreed to maintain records for individual IRAs and Keogh Plans and to perform certain activities (specifically described in the contract) necessary to assist Franklin Bank, N.A. in serving as a custodian for specific IRAs. On August 6, 2001, Plaintiffs Roy Weatherford, Lois Weatherford, James L. Loper and Alma D. Owen initiated a class action lawsuit against Franklin Bank, N.A. in Tennessee's Sumner County Circuit Court, Chancellory Division, alleging breach of fiduciary duty, breach of contract, negligence and violation of the Consumer Protection Act. Franklin Bank, N.A. filed its Third-Party Complaint against MAVRICC for indemnification, alleging that MAVRICC breached the agreement. On February 27, 2003, the parties to this action filed an agreed order of dismissal without prejudice, which, upon entry by the court, would dismiss both the complaint against Franklin Bank and Franklin Bank's Third Party Complaint against MAVRICC. In March 2004, the parties to the action consented to file an agreed order of dismissal, with prejudice, disposing of this matter.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

        On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of its wholly-owned subsidiaries) ("MCP") entered into an "Exclusive Marketing Agreement" with Healthcare Marketing Associates, Inc. ("HMA") whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 ("Termination Date"). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff's favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equates to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs have been included in the Company's 2002 results. Post judgment interest accrues at a statutory 9% rate and has been included in the Company's 2003 results. The Company has appealed this ruling and oral arguments for its appeal were heard on February 24, 2004. The Company anticipate that the Court of Appeals will issue its ruling in this matter in mid-2004.

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

Mattel v. SOURCECORP

        On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleges that one of the Company's subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of the subsidiary's box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff has at various times alleged damages ranging from "in excess of $2.5 million" to approximately $20.0 million; however, the Company believes that the damages, if any, suffered by the plaintiff are substantially less than the amounts alleged. Moreover, the plaintiff has not yet recalculated its alleged damages following a recent discovery of certain of the alleged missing materials. The Company believes it is adequately reserved for this legal contingency. Additionally, the Company believes it has meritorious defenses and intends to vigorously defend any claims made against it in this matter.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

        In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which it asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies the Company acquired in December 1998 (the "Texas Action"). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. The Company reasserted its claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the "Sacramento Action") and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the "San Francisco Action"). In the consolidated action, the Company additionally filed claims against the sellers' accountants and the two sellers filed claims against the Company; however, in February 2004, the judge in the Sacramento Action dismissed the Company's claims against the sellers' accountants. The sellers allege that the Company's former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers' allege damages of approximately $1.5 million. The Company has asserted damages in excess of $8 million. The Company believes it has meritorious defenses to sellers' claims and intends to vigorously defend any claims made against it in this matter.

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

        The identified segments are as follows:

        Information Management and Distribution.    This segment offers Business Process Outsourcing ("BPO") solutions that help its customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. This segment's BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents the Company's Web-based repository, and preparing statements that customers mail or present electronically to their end users. In conjunction with statement out-flow, this segment provides full-service printing and direct mail services. In 2003, Information Management and Distribution represented 58.3% of revenue and 49.0% of pre-tax income. During 2003, revenue in the Information Management and Distribution segment consisted of approximately $220.9 million of recurring revenue and approximately $26.1 million of project revenue.

        Healthcare, Regulatory and Legal Compliance.    This segment offers specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care compliance reviews, class action claims administration, and professional economic research and litigation services. In 2003, Healthcare, Regulatory and Legal Compliance represented 41.7% of revenue and 51.0% of pre-tax income. The greater proportion of pre-tax income results from the higher margin nature of project revenue. During 2003, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $115.8 million of project revenue and approximately $61.3 million of recurring revenue.

        The Company measures segment profit as income before taxes. Information on the segments follows (in thousands):

	Year Ended December 31, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$247,031	$177,056	$424,087	$—	$—	$424,087
Depreciation and amortization	10,220	4,514	14,734	—	—	14,734
Operating income	24,385	25,071	49,456	—	(312)	49,144
Interest expense	1,882	1,607	3,489	—	—	3,489
Income before income taxes	22,484	23,417	45,901	—	(312)	45,589
Total assets	286,258	184,015	470,273	—	—	470,273
	Year Ended December 31, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$254,352	$175,028	$429,380	$—	$—	$429,380
Depreciation and amortization	9,665	4,975	14,640	—	—	14,640
Operating income	29,331	22,159	51,490	—	—	51,490
Interest expense	3,083	3,005	6,088	—	—	6,088
Income before income taxes	25,394	19,497	44,891	—	—	44,891
Total assets	286,122	181,485	467,607	—	—	467,607
	Year Ended December 31, 2001
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total Segments	Divestitures and Closures	Special Charges	Consolidated
Revenue	$236,183	$182,217	$418,400	$36,295	$—	$454,695
Depreciation and amortization	13,735	8,600	22,335	2,329	—	24,664
Operating income(loss)	29,127	29,976	59,103	(3,181)	(62,584)	(6,662)
Interest expense	4,684	4,618	9,302	27	—	9,329
Income(loss) before income taxes	24,184	25,488	49,672	(3,113)	(62,584)	(16,025)

        At January 1, 2002, the Company transferred four operating units from the Healthcare, Regulatory and Legal Compliance segment to the Information Management and Distribution segment and one operating unit from the Information Management and Distribution segment to the Healthcare, Regulatory and Legal Compliance segment. These transfers were completed to better align these operating units' results with operating units of similar core competencies. The Company has reclassified the 2001 amounts to be consistent with the 2002 and 2003 segment reporting. Information on the revised segments follows (in thousands):

Information Management and Distribution

	2001	Operating Unit Transfers	2001 Reclassified
Revenue	$205,330	$30,853	$236,183
Depreciation and amortization	12,358	1,377	13,735
Operating income	25,905	3,222	29,127
Interest expense	4,710	(26)	4,684
Income before income taxes	21,623	2,561	24,184
Total assets	216,496	31,338	247,834

Healthcare, Regulatory and Legal Compliance

	2001	Operating Unit Transfers	2001 Reclassified
Revenue	$213,070	$(30,853)	$182,217
Depreciation and amortization	9,977	(1,377)	8,600
Operating income	33,198	(3,222)	29,976
Interest expense	4,592	26	4,618
Income (loss) before income taxes	28,049	(2,561)	25,488
Total assets	245,393	(31,338)	214,055

        During the years ended December 31, 2002 and 2003, capital expenditures were approximately $9.3 million and $14.1 million, respectively, in the Information Management and Distribution segment and approximately $2.7 million and $2.8 million, respectively, in the Healthcare, Regulatory and Legal Compliance segment.

17. Quarterly Information (Unaudited)

	SOURCECORP, Incorporated
	2002 Quarter Ended				2003 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Total revenue	$103,284	$105,787	$107,465	$112,844	$109,525	$101,770	$100,926	$111,866
Gross profit	37,633	38,811	39,204	40,049	41,477	36,656	37,662	41,999
Income before income taxes	9,683	12,105	12,359	10,744	13,631	9,428	10,920	11,610
Net income	6,003	7,505	7,663	6,661	8,179	5,657	6,552	6,966
Net income per common share—
Basic	$0.35	$0.43	$0.44	$0.38	$0.48	$0.35	$0.40	$0.43
Diluted	$0.34	$0.42	$0.44	$0.38	$0.47	$0.35	$0.40	$0.43
Weighted average common shares outstanding—
Basic	17,296	17,304	17,358	17,378	17,205	16,319	16,188	16,094
Diluted	17,817	17,887	17,369	17,373	17,226	16,381	16,355	16,298

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        As recommended by the Audit Committee of SOURCECORP, Incorporated, the Board of Directors, on April 17, 2002, decided to no longer engage Arthur Andersen LLP ("Andersen") as independent auditors and engaged Deloitte & Touche LLP to serve as independent auditors for 2002.

        Andersen's report on the Company's consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the Company's year ended December 31, 2001 and the subsequent interim period through the date of the Form 8-K on April 17, 2002, notifying of such auditor change, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such year; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        The Company provided Andersen with a copy of the foregoing disclosures. A copy of Andersen's letter, dated April 18, 2002, stating its agreement with such statements was filed as an exhibit to the Company's Form 8-K dated April 17, 2002.

        During the Company's year ended December 31, 2001 and the subsequent interim period through April 17, 2002, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) and (ii) of Regulation S-K

ITEM 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

        The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company's senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e. Chief Executive Officer and Chief Financial Officer) (collectively, the ("Disclosure Committee"), on a timely basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC Filings.

(b) Changes in internal controls.

        There were no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information called for by Item 10 will be set forth under the captions "Election of Directors" "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and which is incorporated herein by this reference.

ITEM 11. Executive Compensation

        Information called for by Item 11 will be set forth under the caption "Executive Compensation" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and which is incorporated herein by this reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Information called for by Item 12 will be set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management", respectively, in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and which is incorporated herein by this reference.

ITEM 13. Certain Relationships and Related Transactions

        Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and which is incorporated herein by this reference.

ITEM 14. Principal Accounting Fees and Services

        Information called for by Item 14 will be set forth under the caption "Independent Accountants" in our 2003 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2003, and which is incorporated herein by this reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following documents are being filed as part of this Report:

    (a)
    (1)  Consolidated Financial Statements

        See Index to Consolidated Financial Statements on page.

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

EXHIBIT NUMBER	DESCRIPTION
2.1	Certificate of Ownership and Merger filed with the Secretary of State of Delaware effective February 14, 2002 merging SourceCorp Incorporated with and into the Registrant and changing the name of the Registrant to SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed February 15, 2002)
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
10.1*	F.Y.I. Incorporated 1995 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)
10.2*	SOURCECORP, Incorporated 2002 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed August 14, 2002)
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
10.5	Warrant No. 6 issued to Mary D. Baker, dated October 27, 1998 (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.6	Warrant No. 7 issued to Sharon Kelly, dated October 27, 1998 (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.7	Warrant No. 8 issued to C. Stuart Haworth, dated October 27, 1998 (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.8	Warrant No. 9 issued to Janet Thornton, dated October 27, 1998. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.9	Warrant No. 10 issued to Stephen D. Swartz, dated October 27, 1998. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)

10.10	Warrant No. 11 issued to Hossein Borhani, dated October 27, 1998. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.11	Warrant No. 12 issued to George Desloge, dated October 27, 1998. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.12	Warrant No. 13 issued to Paul White, dated October 27, 1998. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.13	Warrant No. 14 issued to Kaye Hall, dated October 27, 1998. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on December 29, 1998)
10.14*	Warrant No. 16 issued to Ronald Zazworsky, dated May 19, 1999. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.15*	Warrant No. 17 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.16	Warrant No. 18 issued to Margot T. Lebenberg, dated May 19, 1999. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.17*	Warrant No. 21 issued to Thomas C. Walker, dated May 19, 1999. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.18*	Warrant No. 22 issued to Ed H. Bowman, Jr., dated May 19, 1999. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.19*	Special Warrant No. 24 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on September 17, 1999)
10.20	Warrant No. 25 issued to Jeffrey T. Pelcher, dated January 12, 2000. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.21	Warrant No. 26 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.22	Warrant No. 27 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.23	Warrant No. 28 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)

10.24	Warrant No. 29 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.25	Warrant No. 30 issued to Margot T. Lebenberg, dated March 16, 2000. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.26*	Warrant No. 31 issued to Ronald Zazworsky, dated March 16, 2000. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.27	Warrant No. 32 issued to Timothy J. Barker, dated March 16, 2000. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.28*	Warrant No. 33 issued to Joe A. Rose, dated March 16, 2000. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.29	Warrant No. 34 issued to Joy Karns, dated February 25, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.30	Warrant No. 36 issued to Suzette Estaban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.31	Warrant No. 37 issued to Francis Esteban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.32	Warrant No. 38 issued to Ruben Luna, dated February 25, 2000. (Incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.33	Warrant No. 39 issued to Maria Olvera, dated February 25, 2000. (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.34	Warrant No. 40 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.35	Warrant No. 41 issued to David Byerley, dated March 16, 2000. (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.36	Warrant No. 44 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.37	Warrant No. 45 issued to Gene Marzano, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)

10.38	Warrant No. 46 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.39	Warrant No. 47 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.40	Warrant No. 48 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.26 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.41	Warrant No. 49 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.27 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.42	Warrant No. 50 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.28 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.43	Warrant No. 51 issued to Michael Wickman, dated March 16, 2000. (Incorporated by reference to Exhibit 4.29 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.44	Warrant No. 52 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.30 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.45	Warrant No. 53 issued to Leo Cooper, dated March 16, 2000. (Incorporated by reference to Exhibit 4.31 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.46	Warrant No. 54 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.32 to the Registrant's Registration Statement on Form S-8 filed on April 25, 2000)
10.47*	Warrant No. W057 issued to Thomas C. Walker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.48*	Warrant No. W058 issued to Ed H. Bowman, Jr., dated January 24, 2001. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.49*	Warrant No. W059 issued to Joe A. Rose, dated January 24, 2001. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.50*	Warrant No. W060 issued to Barry L. Edwards, dated January 24, 2001. (Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.51*	Warrant No. W061 issued to Charles S. Gilbert, dated January 24, 2001. (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)

10.52*	Warrant No. W062 issued to Michael S. Rupe, dated January 24, 2001. (Incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.53*	Warrant No. W063 issued to Ronald Zazworsky, dated January 24, 2001. (Incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.54	Warrant No. W064 issued to Gary Patton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.10 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.55	Warrant No. W065 issued to David Byerley, dated January 24, 2001. (Incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.56	Warrant No. W066 issued to Mary Baker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.12 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.57	Warrant No. W067 issued to Hossein Borhani, dated January 24, 2001. (Incorporated by reference to Exhibit 4.13 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.58	Warrant No. W068 issued to Charles Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.14 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.59	Warrant No. W069 issued to Joan Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.15 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.60	Warrant No. W070 issued to Stuart Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.16 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.61	Warrant No. W071 issued to Sharon Kelly, dated January 24, 2001. (Incorporated by reference to Exhibit 4.17 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.62	Warrant No. W072 issued to Sam Kimelman, dated January 24, 2001. (Incorporated by reference to Exhibit 4.18 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.63	Warrant No. W073 issued to Steve Swartz, dated January 24, 2001. (Incorporated by reference to Exhibit 4.19 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.64	Warrant No. W074 issued to Janet Thornton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.20 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.65	Warrant No. W075 issued to Paul White, dated January 24, 2001. (Incorporated by reference to Exhibit 4.21 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)

10.66	Warrant No. W076 issued to Holly Barnett, dated January 24, 2001. (Incorporated by reference to Exhibit 4.22 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.67	Warrant No. W077 issued to Dennis Reinhold, dated January 24, 2001. (Incorporated by reference to Exhibit 4.23 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.68	Warrant No. W078 issued to E. Leo Cooper, dated January 24, 2001. (Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.69*	Warrant No. W079 issued to Kerry D. Walbridge, dated March 22, 2001. (Incorporated by reference to Exhibit 4.25 to the Registrant's Registration Statement on Form S-8 filed on May 11, 2001)
10.70*	Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr.
10.71*	Employment Agreement, entered into on December 22, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado
10.72*	Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards
10.73*	Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert
10.74*	Amended and Restated Employment Agreement, entered into on December 19, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and W. Bryan Hill
10.75*	Amended and Restated Employment Agreement, entered into on December 19, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe
10.76*	Amended and Restated Employment Agreement, entered into on January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge
10.77*	Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker
10.78*	Amended and Restated Employment Agreement, effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky
10.79*	Consulting Agreement between F.Y.I. Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.65 of the Company's Form 10-K filed on March 23, 2000)
10.80*
Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed May 15, 2002)

10.81*
Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed May 15, 2002)
10.82*
Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed May 15, 2002)
10.83*
First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 14, 2002)
10.84*
Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed May 15, 2002)
10.85*
First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed August 14, 2002)
10.86*
Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed May 15, 2002)
10.87*
Employment Agreement, dated as of February 7, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe (Incorporated by reference to Exhibit 10.78 on the Company's Form 10-K filed March 31, 2003)
10.88*
Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ronald Zazworsky (Incorporated by reference to Exhibit 10.90 on the Company's Form 10-Q filed August 14, 2001)
10.89*
First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed May 15, 2002)
10.90*
Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed May 15, 2002)
10.91*
First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed August 14, 2002)
10.92
Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed November 14, 2001)

10.93
First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.92 on the Company's Form 10-Q filed August 14, 2001)
10.94
Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed November 14, 2002)
10.95
Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed May 13, 2003)
10.96
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company's Form 10-K filed March 31, 2003)
10.97
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company's Form 10-K filed March 31, 2003)
10.98
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.88 to the Company's Form 10-K filed March 31, 2003)
10.99
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of First Union National Bank (Incorporated by reference to Exhibit 10.89 to the Company's Form 10-K filed March 31, 2003)
10.100
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.90 to the Company's Form 10-K filed March 31, 2003)
10.101
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank formerly known as The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.91 to the Company's Form 10-K filed March 31, 2003)
10.102
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.92 to the Company's Form 10-K filed March 31, 2003)
10.103
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.93 to the Company's Form 10-K filed March 31, 2003)

10.104
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank Texas, National Association (Incorporated by reference to Exhibit 10.94 to the Company's Form 10-K filed March 31, 2003)
10.105
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank One, NA (Incorporated by reference to Exhibit 10.95 to the Company's Form 10-K filed March 31, 2003)
10.106
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.96 to the Company's Form 10-K filed March 31, 2003)
10.107
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed May 13, 2003)
10.108
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed May 13, 2003)
10.109
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank One, N.A. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed May 13, 2003)
10.110
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed May 13, 2003)
10.111
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed May 13, 2003)
10.112
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Suntrust Bank (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed May 13, 2003)
10.113
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q filed May 13, 2003).
10.114
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed May 13, 2003)

10.115
Extension Agreement, effective December 4, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Hibernia National Bank
10.116
Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed November 14, 2001)
10.117
Master Guaranty Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed November 14, 2001)
10.118	Pledge Agreement, dated April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 on the Company's Form 10-Q filed November 14, 2001)
10.119
Master Pledge Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed November 14, 2001)
10.120
Assignment Agreement dated October 24, 2003 by and between Wachovia Bank, National Association and Hibernia National Bank accepted by Bank of America, N.A. and consented to by SOURCECORP, Incorporated.
10.121
ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed November 14, 2001)
10.122
Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed November 14, 2001)
10.123*	F.Y.I. Incorporated Nonqualified Retirement Plan, Amended and Restated as of January 1, 2000 (Incorporated by reference to Exhibit 10.87 on the Company's Form 10 -K filed April 1, 2002)
10.124*	Description of Non-Qualified Retirement Plan Match
16.1	Letter from Arthur Andersen, LLP dated April 18, 2002 (Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed April 22, 2002).
21	List of subsidiaries of SOURCECORP, Incorporated
23.1	Consent of Deloitte & Touche LLP
24	Power of Attorney (included with the signature page hereof)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act

*
Compensatory plan or arrangement.

  (b)
  Reports on Form 8-K:

        During the quarter ended December 31, 2003, the Company filed the following Current Report on Form 8-K:

        On November 5, 2003, the Company filed the Current Report on Form 8-K with the Commission dated November 5, 2003, reporting under Item 5 and Item 7 thereto, the filing of a press release to announce its financial results for the third quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCECORP, INCORPORATED
	By:	/s/ ED H. BOWMAN, JR., Ed H. Bowman, Jr., President and Chief Executive Officer
Date: March 12, 2004

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 12, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED

/s/ THOMAS C. WALKER Thomas C. Walker	Chairman of the Board and Chief Development Officer
/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID LOWENSTEIN David Lowenstein	Director and Founder
/s/ BARRY L. EDWARDS Barry L. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ G. MICHAEL BELLENGHI G. Michael Bellenghi	Director
/s/ MICHAEL J. BRADLEY Michael J. Bradley	Director
/s/ DONALD F. MOOREHEAD, JR. Donald F. Moorehead, Jr.	Director
/s/ HON. EDWARD M. ROWELL Hon. Edward M. Rowell	Director
/s/ JONATHAN B. SHAW Jonathan B. Shaw	Director