Form 10-Q
period 2004-03-31
SOURCECORP INC
filed 2004-05-10
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 16,104,481 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	March 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,097	$4,155
Accounts and notes receivable, less allowance for doubtful accounts of $7,349 and $7,391, respectively	73,566	80,226
Inventories	2,063	2,060
Deferred income taxes	6,072	6,097
Prepaid expenses and other current assets	5,048	5,518
Total current assets	88,846	98,056
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $63,150 and $65,768, respectively	42,825	42,768
GOODWILL, net of amortization of $22,356	324,305	333,692
INTANGIBLES, net of amortization of $709 and $798, respectively	3,731	3,642
OTHER NONCURRENT ASSETS	10,566	10,388
Total assets	$470,273	$488,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$57,477	$61,042
Current maturities of long-term obligations	209	249
Income tax payable	2,186	4,003
Total current liabilities	59,872	65,294
LONG-TERM OBLIGATIONS, net of current maturities	73,390	78,554
DEFERRED INCOME TAXES	18,084	19,533
OTHER LONG-TERM OBLIGATIONS	7,839	8,163
Total liabilities	159,185	171,544
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,150,184 and 16,154,109 shares issued and 16,094,156 and 16,098,081 outstanding at December 31, 2003 and March 31, 2004, respectively	162	162
Additional paid-in-capital	194,999	198,813
Retained earnings	119,236	124,236
	314,397	323,211
Less—Treasury stock, at cost, 56,028 shares	(982)	(982)
Less—Deferred compensation	(2,327)	(5,227)
Total stockholders’ equity	311,088	317,002
Total liabilities and stockholders’ equity	$470,273	$488,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2003	2004
	(Unaudited)
REVENUE	$109,525	$110,348
COST OF SERVICES	64,512	63,541
DEPRECIATION	3,536	3,622
Gross profit	41,477	43,185
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,433	33,999
AMORTIZATION	89	89
Operating income	14,955	9,097
OTHER (INCOME) EXPENSE:
Interest expense	1,410	659
Interest income	(261)	(15)
Other (income) expense, net	175	120
Income before income taxes	13,631	8,333
PROVISION FOR INCOME TAXES	5,452	3,333
NET INCOME	$8,179	$5,000
NET INCOME PER COMMON SHARE
BASIC	$0.48	$0.31
DILUTED	$0.47	$0.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	17,205	16,096
DILUTED	17,226	16,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2003	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,179	$5,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,625	3,711
Deferred tax provision	1,581	1,424
Compensation expense on restricted stock grants	—	554
Change in operating assets and liabilities:
Accounts and notes receivable	(5,240)	(6,660)
Inventories, prepaid expenses and other assets	(537)	(241)
Accounts payable and accrued liabilities	3,274	(3,078)
Net cash provided by operating activities	10,882	710
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,939)	(3,407)
Proceeds from disposition of property, plant and equipment	—	9
Cash paid for acquisitions, net of cash acquired	(445)	(400)
Net cash used for investing activities	(3,384)	(3,798)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	94
Cash paid for common stock repurchased	(12,750)	—
Proceeds from long-term obligations	73,335	92,745
Principal payments on long-term obligations	(68,683)	(87,693)
Cash paid for debt issuance costs	(75)	—
Net cash (used for) provided by financing activities	(8,173)	5,146
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(675)	2,058
CASH AND CASH EQUIVALENTS, beginning of period	3,217	2,097
CASH AND CASH EQUIVALENTS, end of period	$2,542	$4,155
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$(2,148)	$53
Interest	$1,369	$629
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$41	$151
Restricted stock grant (0 and 132,000 shares, respectively)	$—	$3,454
Common stock issued related to business acquisitions (20,268 and 0 shares, respectively)	$(94)	$—
Common stock accrued related to business acquisitions (0 and 9,623 shares, respectively)	$—	$261

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

In the opinion of management, the accompanying condensed consolidated financial statements include all accounts and the adjustments necessary to present fairly the Company’s financial position at March 31, 2004, results of operations for the three months ended March 31, 2003 and 2004, and cash flows for the three months ended March 31, 2003 and 2004. All significant intercompany transactions have been eliminated. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on March 12, 2004. The results of operations for the three months ended March 31, 2003 and 2004 may not be indicative of the results for the full year.

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

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock-based compensation and awards. Stock option and warrant awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock options and warrants. Had compensation expense been determined based upon the fair value at grant dates for stock options and warrants consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net income as reported	$8,179	$5,000
Add: Deferred compensation expense included in reported net income, net of related tax effect	—	332
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(829)	(908)
Proforma net income	$7,350	$4,424

Earnings per share:
Reported basic earnings per share	$0.48	$0.31
Proforma basic earnings per share	$0.43	$0.27

Reported diluted earnings per share	$0.47	$0.30
Proforma diluted earnings per share	$0.43	$0.27

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2003	2004
Weighted-average risk-free interest rate	2.6%	3.1%
Weighted-average dividend yield	0.0%	0.0%
Weighted-average volatility	44.5%	41.4%
Weighted-average expected life	3.0 years	4.0 years

During the three months ended June 30, 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance. The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved. For the three months ended March 31, 2003 and 2004, approximately $0.0 and $0.3 million, respectively, of deferred compensation was amortized to expense related to this grant.

During the three months ended March 31, 2004, the Company awarded 132,000 shares of restricted stock under the 2002 Plan.  The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $3.5 million based on the market value of the stock at the date of issuance.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  The restricted shares vest over a three-year period ending January 10, 2007, with acceleration of the vesting period occurring if certain performance targets are achieved.  For the three months ended March 31, 2004, approximately $0.3 million of deferred compensation was amortized to expense related to this grant.

Total deferred compensation amortized to expense related to the restricted stock grants was approximately $0.6 million during the three months ended March 31, 2004.

Common Stock Repurchase Program

During 2003, the Company activated the $30.0 million stock repurchase program authorized by the Board of Directors in April 2001 and purchased 1,306,979 shares of its common stock at a cost of approximately $20.7 million (including 894,133 shares repurchased during the three months ended March 31, 2003 at an average price of $14.26 per share).  The repurchased shares were recorded in the accompanying balance sheet as a reduction to common stock, additional paid-in-capital, and retained earnings.  These shares have been retired and returned to the status of authorized but unissued shares of the Company.  The Company did not repurchase any additional shares during the three months ended March 31, 2004.

Net Income Per Share:

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Basic weighted average common shares outstanding	17,205	16,096
Weighted average options, warrants, and restricted stock	1	328
Other contingent consideration	20	24
Diluted weighted average common shares	17,226	16,448

At March 31, 2003 and 2004, approximately 3.6 million and 1.8 million, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive. These common stock equivalents may be dilutive to future earnings per share calculations.

3. Business Combinations

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2004	$192,337	$131,968	$324,305
Additional accrued consideration	8,881	506	9,387
Net balance as of March 31, 2004	$201,218	$132,474	$333,692

Intangibles:

	March 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,000	$(600)	$3,400
Non Compete Agreements	440	(198)	242
Total	$4,440	$(798)	$3,642

Aggregate amortization expense related to intangibles for the three months ended March 31, 2004 was $0.1 million. Estimated amortization expense for the periods ending December 31, 2004 through December 31, 2006 is $0.4 million annually. Thereafter, annual amortization expense is estimated to be $0.3 million through December 31, 2016.

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

Management’s evaluation of the cumulative earnings of acquired companies through March 31, 2004 indicated that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore the Company accrued aggregate additional consideration of approximately $9.0 million during the three months ended March 31, 2004. As of March 31, 2004, approximately $12.9 million of additional consideration remains accrued of which $12.1 million is classified as other current liabilities and is expected to be settled in cash and $0.8 million is classified as additional paid-in-capital and is expected to be settled in common stock with final valuation determined at date of issuance.

Not all of the periods applicable for earnout targets are completed and additional amounts may be payable in future periods under the terms of the agreements.  If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $20.1 million, including the $12.9 million accrued at March 31, 2004, with approximately $14.8 million to be paid in 2004 and approximately $5.3 million to be paid in 2005.  In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $20.1 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $11.5 million of the $20.1 million potential liability in common stock with final valuation for the number of shares to be determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.

Other Accrued Consideration

During the three months ended March 31, 2004, the Company accrued additional purchase proceeds of approximately $0.4 million pursuant to the purchase agreement of a past acquisition.  This amount is classified as other current liabilities and is expected to be paid in cash during 2004.

Acquisition Related Payments

During the three months ended March 31, 2004, the Company paid net consideration of $0.4 million in cash.

4. Segment Reporting

The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company’s reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue, operating income, and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of critical accounting policies.

The identified segments are as follows:

Information Management and Distribution.  This segment offers Business Process Outsourcing (“BPO”) solutions that help its customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. This segment’s BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on the Company’s Web-based repository, and preparing statements that customers mail or present electronically to their end users. In conjunction with statement out-flow, this segment provides full-service printing and direct mail services.

Healthcare, Regulatory and Legal Compliance.  This segment offers specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, managed care compliance reviews, class action claims administration, and professional economic research and litigation services.

The Company measures segment profit as income before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$64,748	$45,600	$110,348
Income before income taxes	2,019	6,314	8,333

	THREE MONTHS ENDED MARCH 31, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$64,810	$44,715	$109,525
Income before income taxes	7,548	6,083	13,631

5.              Litigation

The Company is, from time to time, a party to litigation arising in the normal course of business. The following is a brief description for some of the legal matters that the Company is involved in.  Management believes that none of these actions, will have a material adverse effect on our business or financial condition.  However, in the event of an adverse outcome in one or more of the legal proceedings, operating results for a given quarter may be negatively impacted.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of the Company’s wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equated to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in the Company’s 2002 results. Post judgment interest accrues at a statutory 9% rate.  The Company has appealed this ruling and oral arguments for our appeal were heard on February 24, 2004.  On May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.  The Company is currently evaluating additional appellate options.

Various ROI Copy Charge Matters

From time to time, various subsidiaries of the Company that perform release of information (“ROI”) services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs’ reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. The Company is currently a party to several such suits in various stages of development. The Company believes it has meritorious defenses and intends to continue to vigorously defend any claims made against it in these matters.

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleged that one of the Company’s subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of the subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff at various times alleged damages ranging from “in excess of $2.5 million,” to approximately $20 million.  This matter was settled prior to trial, the terms of which settlement are confidential. The settlement and related legal costs impacted the Company's first quarter 2004 pre-tax earnings by approximately $3.9 million with no future earnings impact expected.  Furthermore, the impact of the settlement and related legal costs on the Company's 2004 operating cash flow will be approximately $5.7 million, before consideration of taxes.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which it asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies the Company acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. The Company reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, the Company additionally filed claims against the sellers’ accountants and the two sellers filed claims against the Company; however, in February 2004, the judge in the Sacramento Action dismissed the Company’s claims against the sellers’ accountants. The sellers allege that the Company’s former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers’ allege damages of approximately $1.5 million. The Company has asserted damages in excess of $8 million. The Company believes it has meritorious defenses to sellers’ claims and intends to vigorously defend any claims made against it in this matter.

6.  Subsequent Events

Acquisition

On May 4, 2004, the Company announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint, located in Emeryville and Los Angeles, California, provides economic, financial, and forensic accounting services to law firms, corporations and government agencies.  KeyPoint will merge with the Company’s legal consulting service offering and will be reported in the Healthcare, Regulatory and Legal Compliance segment.  The estimated purchase price is $15 million, subject to certain post-close purchase price adjustments,  and includes approximately $14 million of goodwill and intangible assets.  The Company financed the acquisition through its revolving credit facility, thus reducing the March 31, 2004 availability from $54.3 million to approximately $39.3 million.  Furthermore, once integrated into the Company’s current legal consulting service offering, Keypoint is expected to contribute to earnings after related intangible amortization and acquisition financing costs during 2005.

Discontinued Operations

During the first quarter of 2004, the Company completed a strategic evaluation of its operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, the Company formally committed to a plan of divestiture for certain non-strategic asset groups.  The asset groups to be divested include the Direct Mail operations, currently reported in the Company’s Information Management and Distribution segment, and two medical records management operations that are reported in the Company’s Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups  incurred losses, net of tax, of $0.8 million and $0.5 million for the full year ended December 31, 2003 and the quarter ended March 31, 2004, respectively.  The Company will reclassify related operating assets as available for sale during the quarter ended June 30, 2004 and up to the time of disposition.  The Company will also record any estimated impairment losses during the same period.  Any gain or loss on disposition will be recorded during the period of sale, but the Company expects all disposition activities to conclude within 12 months of formalizing the plan.  The expected impairment losses, net of any expected gain or loss on disposition related to these activities, which have yet to be finalized, are estimated to be between $1.5 million and $2.5 million, net of taxes.  The asset groups’ operating results and any impairment losses will be classified as discontinued operations beginning during the second quarter of 2004.

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

On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint, located in Emeryville and Los Angeles, California, provides economic, financial, and forensic accounting services to law firms, corporations and government agencies.  KeyPoint will merge with our legal consulting service offering and will be reported in the Healthcare, Regulatory and Legal Compliance segment.  Once integrated into the Company’s current legal consulting service offering, Keypoint is expected to contribute to earnings after related intangible amortization and acquisition financing costs during 2005.

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups.  The asset groups to be divested include the Direct Mail operations, currently reported in our Information Management and Distribution segment, and two medical records management operations that are reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these assets groups incurred losses, net of tax, of $0.8 million and $0.5 million for the full year ended December 31, 2003 and the quarter ended March 31, 2004, respectively.  We will reclassify related operating assets as available for sale during the quarter ended June 30, 2004 up to the time of disposition.  We will also record any estimated impairment losses during the same period.  Any gain or loss on disposition will be recorded during the period of sale, but we expect all disposition activities to conclude within 12 months of formalizing the plan.  The expected impairment losses, net of any excepted gain or loss on disposition related to these activities, which have yet to be finalized, are estimated to be between $1.5 million and $2.5 million, net of taxes.  The asset groups’ operating results and any impairment losses will be classified as discontinued operations beginning during the second quarter of 2004.

Basis for Management Discussion and Analysis

Our revenue possesses both project and recurring characteristics.  Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue margins are usually higher than our average margins and the workload can be highly volatile.  Project revenue is typically based on time and material arrangements and predominately occurs within the Healthcare, Regulatory and Legal Compliance segment.  Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer.  Recurring revenue is typically based on transaction volumes sent to us by our customers at an agreed upon fixed rate per unit.  Our customers’ volumes are generally not contractually or otherwise guaranteed.  Recurring revenue typically possesses lower margins than project revenue but is usually more predictable.

Cost of services consists primarily of compensation and benefits to employees providing goods and services to our clients; occupancy and facility costs; equipment costs and supplies. Our cost of services also includes the cost of products sold for micrographics supplies and equipment; computer hardware and software; and business imaging supplies and equipment.

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and related benefits to sales and marketing, executive management, accounting, human resources and other administrative employees; other sales and marketing costs; communications costs; general business insurance costs; and legal and accounting professional fees and expenses.

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue, operating income, and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of critical accounting policies.  The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. In conjunction with statement out-flow, we provide full-service printing and direct mail services. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government.  For the three months ended March 31, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $57.2 million and $57.4 million of recurring revenue, respectively, and $7.6 million and $7.3 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, managed care compliance reviews, class action claims administration, and professional economic research and litigation services. For the three months ended March 31, 2003 and 2004, revenue in the Healthcare Regulatory and Legal Compliance segment consisted of approximately $15.7 million and $14.9 million of recurring revenue, respectively, and $29.0 million and $30.7 million of project revenue, respectively.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

	Three Months Ended March 31,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$109,525	100.0%	$110,348	100.0%
Gross Profit	41,477	37.9%	43,185	39.1%
SG&A	26,433	24.1%	33,999	30.8%
Operating income	14,955	13.7%	9,097	8.2%
Income before tax	13,631	12.4%	8,333	7.6%
Net income	8,179	7.5%	5,000	4.5%

Revenue

Our operations generated revenues of $110.3 million for the three months ended March 31, 2004, an increase of 0.8% compared to the same period in 2003. Project revenue accounted for $38.0 million or 34.5% of revenue in the current quarter compared to $36.6 million or 33.4% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment decreased 0.1% from $64.8 million for the three months ended March 31, 2003 to $64.7 million for the three months ended March 31, 2004.  Project revenue accounted for 11.4% of segment revenue in the first quarter of 2004 compared to 11.7% for the same period in 2003.  Seasonal statement processing volumes, which increased $1.1 million, or 11.3%, compared to the prior year, and higher volumes in our Information Management service offering of $1.2 million, were more than offset by a 23.0% decline in Direct Mail compared to the prior year.  We have since committed to a plan of divestiture for certain non-strategic asset groups, including our Direct Mail operations.  See Note 6, Subsequent Events, of Notes to Condensed Consolidated Financial Statements.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 2.0% from $44.7 million for the three months ended March 31, 2003 to $45.6 million for the three months ended March 31, 2004. Project revenue accounted for 67.3% of segment revenue in the first quarter of 2004 and 64.9% for the same period in 2003.  The increase in revenue was primarily a result of higher project revenue within our Class Action Claims Administration service offering, which increased 39%, or $2.4 million, compared to the prior year, partially offset by lower volumes in our Medical Coding and Release of Medical Information service offerings due to increased competition.

Gross profit

Gross profit increased 4.1% from $41.4 million for the three months ended March 31, 2003 to $43.2 million for the three months ended March 31, 2004. Gross profit as a percentage of revenue increased from 37.9% for the three months ended March 31, 2003 to 39.1% for the three months ended March 31, 2004. Personnel related costs, as a percentage of revenue, decreased from 43.6% in the prior year quarter to 40.1% in the current quarter. The improvement is primarily related to our productivity and technology initiatives, such as high-speed scanners, offshore production and pay for performance compensation plans.  Partially offsetting the lower personnel related costs were higher facilities costs of approximately $0.9 million related to the opening of new production facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and higher bad debt expense of approximately $0.6 million.

Selling, general and administrative expenses

SG&A increased 28.6% from $26.4 million, or 24.1% of revenue, for the three months ended March 31, 2003 to $34.0 million, or 30.8% of revenue, for the three months ended March 31, 2004. The increase in SG&A expense is largely attributable to the costs associated with the settlement of a significant legal matter in the Information Management and Distribution segment during the quarter of approximately $3.9 million, higher personnel related costs of approximately $1.7 million associated with our investments in sales and technology resources that began in 2003 and other professional fees of approximately $0.6 million.

Income before income taxes

Income before income taxes decreased 38.9% from $13.6 million, or 12.4% of revenue, for the three months ended March 31, 2003 to $8.3 million, or 7.6% of revenue, for the three months ended March 31, 2004.  The decline in income before income taxes was largely attributable to the increased SG&A expenses discussed above, partially offset by the improvements in gross profit and lower interest expense.  Interest expense decreased $0.8 million compared to the prior year due to lower balances on long-term obligations, a lower interest rate environment, and the expiration of our interest rate hedge on March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had $32.8 million of working capital, including $4.2 million of cash. Working capital at December 31, 2003 was $29.0 million, including $2.1 million of cash. For the first three months of 2004, cash provided by operating activities was $0.7 million compared to $10.9 million for the same period in 2003.  Factors contributing to the decline in operating cash flow consisted of slower cash collections during the current year quarter, higher annual incentive compensation payments compared to the prior year quarter and the receipt of income tax refunds of $2.3 million in the prior year quarter.  The first quarter typically produces the lowest operating cash flow during the year due to the timing of incentive compensation payments and the predominance of government project work completed and billed during the last and first fiscal quarters, which typically has a longer order-to-cash conversion cycle.  Days sales outstanding increased four business days during the quarter to 46 business days at March 31, 2004 compared to 42 business days at December 31, 2003.

As a result of the settlement of the significant legal matter and the timing of expected cash collections, our full year operating cash flow is expected to be in the range of $40 million to $45 million.  The impact of the settlement and related legal costs on our 2004 operating cash flow will be approximately $5.7 million, before consideration of taxes.

For the three months ended March 31, 2004, investing activities consisted of acquisitions of property, plant and equipment of $3.4 million and net acquisition related payments of $0.4 million representing the settlement of contingent consideration on a past acquisition. Not all of the periods applicable for contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements.  If all contingent consideration targets under the current agreements were achieved, the maximum amount of consideration to be paid would be $20.1 million, with approximately $14.8 million to be paid in 2004 and approximately $5.3 million to be paid in 2005. In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $20.1 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $11.5 million of the $20.1 million potential liability in common stock with final valuation determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.

Net cash used provided by financing activities was $5.1 million for the three months ended March 31, 2004.  Payments of $87.7 million on our line of credit were more than offset by net proceeds borrowed from our line of credit of $92.7 million and net proceeds from common stock issuances of $0.1 million.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

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

Our ability to borrow is contingent on certain leverage and fixed cost coverage ratios. These ratios were scheduled to become more restrictive beginning in the quarter ended December 31, 2002 with the leverage ratio declining from 3.0 times to 2.5 times and the fixed charge coverage ratio increasing from 1.25 times to 1.50 times. However, in September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter. In addition to the leverage and fixed cost coverage ratios, we are subject to minimum net worth requirements. Effective March 26, 2003, an amendment was approved that allows for the reduction to the minimum net worth requirement for up to $30 million of share repurchases. After application of such ratios and our total commercial commitments of $12.3 million for standby letters of credit, we have $54.3 million available to borrow under the 2001 Credit Agreement as of March 31, 2004.  On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint, located in Emeryville and Los Angeles, California, provides economic, financial, and forensic accounting services to law firms, corporations and government agencies.  The estimated purchase price is $15 million, subject to certain post-close purchase price adjustments.  We financed the acquisition through our revolving credit facility, thus reducing the March 31, 2004 availability from $54.3 million to approximately $39.3 million.  Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs.  Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities.  However, there can be no assurance we could secure such financing if and when it is needed or with terms we deem acceptable.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,390,176 shares were available as of March 31, 2004.

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

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represented approximately 34% of total 2003 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer’s volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represented the remaining 66% of total 2003 revenues and typically occurs within our Information Management and Distribution segment.

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

Long-Lived Asset Impairment.  As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. At March 31, 2004, no events were evident that required valuation for potential impairment.

Goodwill Impairment.  On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Our annual impairment test is performed at October 31.  The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and other intangible assets are tested at a reporting unit level rather than the individual operating unit level. A reporting unit is either at the operating segment level or one reporting level below and could consists of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (Income Approach) and the fair value of a reporting unit as compared to similar publicly traded companies (Market Approach). In preparing these valuations management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors. Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets. Therefore, an impairment charge resulting from goodwill or other intangible assets could result in a material adverse impact on our financial statements during the period incurred.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds. A 100 basis point increase in short-term interest rates would result in approximately $0.6 million of additional expense in 2004 based on our expected average balance outstanding under the credit facility during 2004. Interest rates are fixed on the capitalized lease obligations.

Item 4.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e. Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer,

of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings.

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

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equates to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in our 2002 results. Post judgment interest accrues at a statutory 9% rate. We have appealed this ruling and oral arguments for our appeal were heard on February 24, 2004.  On May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.  We are currently evaluating additional appellate options.

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

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleged that one of our subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of our subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff at various times alleged damages ranging from “in excess of $2.5 million,” to approximately $20 million.  This matter was settled prior to trial, the terms of which settlement are confidential.  The settlement and related legal costs impacted our first quarter 2004 pre-tax earnings by approximately $3.9 million with no future earnings impact expected.  Furthermore, the impact of the settlement and related legal costs on our 2004 operating cash flow will be approximately $5.7 million, before consideration of taxes.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which we asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, we additionally filed claims against the sellers’ accountants and the two sellers filed claims against us; however, in February 2004, the judge in the Sacramento Action dismissed our claims against the sellers’ accountants. The sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers’ allege damages of approximately $1.5 million. We have asserted damages in excess of $8 million. We believe we have meritorious defenses to sellers’ claims and intend to vigorously defend any claims made against us in this matter.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.1*	Membership Interest Purchase Agreement by and among SOURCECORP, Incorporated, Keypoint I Acquisition Corp., Keypoint Consulting LLC and the Members of the Company dated as of April 15, 2004

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

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

* Schedules and similar attachments are omitted in accordance with Item 601(b)(2) of Regulation SK and a brief description of such omitted schedules and similar attachments is included in the agreement.  The Company undertakes to supplementally provide the Commission with a copy of any such omitted schedule or similar attachment upon request.

(b) Reports on Form 8-K

On February 18, 2004, the Company filed a Current Report on Form 8-K with the Commission dated February 18, 2004, reporting, under Item 7 and Item 12 thereto, the filing of a press release to announce its financial results for the fourth quarter and fiscal year ended December 31, 2003.

On February 19, 2004, the Company filed a Current Report (Amendment No. 1) on Form 8-K/A with the Commission dated February 18, 2004, reporting under Item 7 and Item 12 thereto, a correction to the earnings release issued on February 18, 2004 related to the Company’s finance results for the fourth quarter and fiscal year end December 31, 2003.  The earnings release contained an error with respect to total new business wins in 2003 for the Company, which were $125 million rather than the $133 million reported in the earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, INCORPORATED

Date: May 10, 2004	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: May 10, 2004	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Membership Interest Purchase Agreement by and among SOURCECORP, Incorporated, Keypoint I Acquisition Corp., Keypoint Consulting LLC and the Members of the Company dated as of April 15, 2004

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

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

* Schedules and similar attachments are omitted in accordance with Item 601(b)(2) of Regulation SK and a brief description of such omitted schedules and similar attachments is included in the agreement.  The Company undertakes to supplementally provide the Commission with a copy of any such omitted schedule or similar attachment upon request.