Form 10-Q
period 2004-06-30
SOURCECORP INC
filed 2004-08-09
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, 15,773,405 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	June 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,097	$5,436
Accounts and notes receivable, less allowance for doubtful accounts of $6,843 and $6,684, respectively	67,873	82,385
Inventories	933	796
Deferred income taxes	6,072	6,402
Prepaid expenses and other current assets	4,318	5,281
Assets of discontinued operations	14,658	9,718
Total current assets	95,951	110,018
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,393 and $54,509, respectively	35,902	38,149
GOODWILL	324,305	346,400
INTANGIBLES, net of amortization of $709 and $1,110, respectively	3,731	5,494
OTHER NONCURRENT ASSETS	10,384	10,234
Total assets	$470,273	$510,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,054	$53,929
Current maturities of long-term obligations	209	232
Income tax payable	2,186	5,686
Liabilities of discontinued operations	5,423	3,862
Total current liabilities	59,872	63,709
LONG-TERM OBLIGATIONS, net of current maturities	73,390	104,639
DEFERRED INCOME TAXES	18,084	20,625
OTHER LONG-TERM OBLIGATIONS	7,839	8,215
Total liabilities	159,185	197,188
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,150,184 and 15,806,244 shares issued and 16,094,156 and 15,750,216 outstanding at December 31, 2003 and June 30, 2004, respectively	162	158
Additional paid-in-capital	194,999	195,528
Retained earnings	119,236	123,962
	314,397	319,648
Less—Treasury stock, at cost, 56,028 shares	(982)	(982)
Less—Deferred compensation	(2,327)	(5,559)
Total stockholders’ equity	311,088	313,107
Total liabilities and stockholders’ equity	$470,273	$510,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
REVENUE	$92,174	$97,450	$190,638	$199,209
COST OF SERVICES	54,402	58,194	111,241	115,335
DEPRECIATION	3,044	2,983	6,132	6,204
Gross profit	34,728	36,273	73,265	77,670
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,957	24,405	47,750	55,793
AMORTIZATION	88	312	177	401
Operating income	10,683	11,556	25,338	21,476
OTHER (INCOME) EXPENSE:
Interest expense	1,005	698	2,415	1,357
Interest income	(4)	(5)	(257)	(9)
Other (income) expense, net	(325)	253	(151)	373
Income from continuing operations before income taxes	10,007	10,610	23,331	19,755
PROVISION FOR INCOME TAXES	4,003	4,244	9,332	7,902
NET INCOME FROM CONTINUING OPERATIONS	6,004	6,366	13,999	11,853
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(347)	(1,813)	(163)	(2,300)
NET INCOME	$5,657	$4,553	$13,836	$9,553
NET INCOME PER COMMON SHARE
BASIC
Continuing Operations	$0.37	$0.40	$0.84	$0.74
Discontinued Operations	(0.02)	(0.12)	(0.01)	(0.14)
Total	$0.35	$0.28	$0.83	$0.60
DILUTED
Continuing Operations	$0.37	$0.39	$0.83	$0.72
Discontinued Operations	(0.02)	(0.11)	(0.01)	(0.14)
Total	$0.35	$0.28	$0.82	$0.58
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,319	16,014	16,762	16,055
DILUTED	16,381	16,374	16,804	16,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2003	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$13,999	$11,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,309	6,605
Deferred tax provision	4,023	3,153
Compensation expense on restricted stock grants	86	1,120
(Gain) loss on sale of property, plant and equipment	(344)	125
Change in operating assets and liabilities:
Accounts and notes receivable	5,435	(13,683)
Inventories, prepaid expenses and other assets	173	(332)
Accounts payable and accrued liabilities	8,331	(3,678)
Net cash provided by operating activities from continuing operations	38,012	5,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,454)	(8,339)
Proceeds from disposition of property, plant and equipment	369	21
Proceeds from divestitures	—	750
Cash paid for acquisitions, net of cash acquired	(3,044)	(14,958)
Net cash used for investing activities from continuing operations	(9,129)	(22,526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	9	389
Cash paid for common stock repurchased	(18,091)	(9,298)
Proceeds from long-term obligations	111,946	174,634
Principal payments on long-term obligations	(125,101)	(143,510)
Cash paid for debt issuance costs	(305)	—
Net cash (used for) provided by financing activities from continuing operations	(31,542)	22,215

Net cash provided (used) by discontinued operations	2,164	(1,513)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(495)	3,339
CASH AND CASH EQUIVALENTS, beginning of period	3,217	2,097
CASH AND CASH EQUIVALENTS, end of period	$2,722	$5,436
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$1,115	$609
Interest	$2,229	$1,352
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$40	$147
Restricted stock grants (164,300 and 177,300 shares, respectively)	$2,949	$4,486
Common stock issued related to business acquisitions (20,268 and 0 shares, respectively)	$(94)	$—
Common stock accrued related to business acquisitions (0 and 9,623 shares, respectively)	$—	$261

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

In the opinion of management, the accompanying condensed consolidated financial statements include all accounts and the adjustments necessary to present fairly the Company’s financial position at June 30, 2004, results of operations for the three and six months ended June 30, 2003 and 2004, and cash flows for the six months ended June 30, 2003 and 2004. All significant intercompany transactions have been eliminated. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on March 12, 2004. The results of operations for the three and six months ended June 30, 2003 and 2004 may not be indicative of the results for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income as reported	$5,657	$4,553	$13,836	$9,553
Add: Deferred compensation expense included in reported net income, net of related tax effect	55	320	55	652
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(909)	(676)	(1,738)	(1,585)
Proforma net income	$4,803	$4,197	$12,153	$8,620
Earnings per share:
Reported basic earnings per share	$0.35	$0.28	$0.83	$0.60
Proforma basic earnings per share	$0.29	$0.26	$0.73	$0.54
Reported diluted earnings per share	$0.35	$0.28	$0.82	$0.58
Proforma diluted earnings per share	$0.29	$0.26	$0.72	$0.53

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Weighted-average risk-free interest rate	2.4%	3.6%	2.4%	3.3%
Weighted-average dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average volatility	44.3%	41.6%	44.3%	41.5%
Weighted-average expected life	3.1 years	4.0 years	3.1 years	4.0 years

During the three months ended June 30, 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance.  Subsequent to the grant date, certain forfeitures of restricted stock have occurred resulting in a total award of 155,000 shares and total deferred compensation of $2.8 million.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved. For the three months ended June 30, 2003 and 2004, approximately $0.1 and $0.2 million, respectively, of deferred compensation was amortized to expense related to this grant.  For the six months ended June 30, 2003 and 2004, approximately $0.1 and $0.5 million, respectively, of deferred compensation was amortized to expense related to this grant.

During the three months ended March 31, 2004, the Company awarded 132,000 shares of restricted stock under the 2002 Plan.  The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $3.5 million based on the market value of the stock at the date of issuance.  Subsequent to the grant date, certain forfeitures of restricted stock have occurred resulting in a total award of 126,750 shares and total deferred compensation of $3.3 million.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  The restricted shares vest at the end of a three-year period ending January 10, 2007, with acceleration of the vesting period occurring if certain performance targets are achieved.  For the three and six months ended June 30, 2004, approximately $0.2 million and $0.5 million of deferred compensation was amortized to expense related to this grant.

During the three months ended June 30, 2004, the Company awarded 50,550 shares of restricted stock under the 2002 Plan.  The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $1.2 million based on the market value of the stock at the date of issuance.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  The restricted shares vest on January 10, 2007 and May 26, 2007, with acceleration of the vesting period for certain shares occurring if certain performance targets are achieved.  For the three months ended June 30, 2004, approximately $0.1 million of deferred compensation was amortized to expense related to this grant.

Total deferred compensation amortized to expense related to the restricted stock grants was approximately $0.5 million and $1.1 million during the three and six months ended June 30, 2004, respectively, and approximately $0.1 million during the three and six months ended June 30, 2003.

Common Stock Repurchase Program

During 2003, the Company activated the $30.0 million stock repurchase program authorized by the Board of Directors in April 2001 and purchased 1,306,979 shares of its common stock at a cost of approximately $20.7 million.  During the three months ended June 30, 2004, the Company purchased an additional 361,415 shares of its common stock at a cost of approximately $9.3 million completing the original repurchase program.  The repurchased shares were recorded in the accompanying balance sheet as a reduction to common stock, additional paid-in-capital, and retained earnings.  These shares have been retired and returned to the status of authorized but unissued shares of the Company.  During the third quarter of 2004, the Board of Directors authorized the purchase of an additional $20 million of shares from time to time in the open market as conditions warrant.  The Company intends to repurchase additional shares through the new authorization of the Board of Directors although no shares have been repurchased through the new authorization.

Net Income Per Share:

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and common stock equivalents are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Basic weighted average common shares	16,319	16,014	16,762	16,055
Weighted average options, warrants, restricted stock and contingent consideration	62	360	42	356
Diluted weighted average common shares	16,381	16,374	16,804	16,411

At June 30, 2003 and 2004, approximately 3.7 million and 2.0 million, respectively, of common stock equivalents were not included in the diluted earnings per share calculation because they were anti-dilutive.  These common stock equivalents may be dilutive to future earnings per share calculations.

3. Discontinued Operations

During the first quarter of 2004, the Company completed a strategic evaluation of its operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, the Company formally committed to a plan of divestiture for certain non-strategic asset groups related to its Direct Mail operations reported in the Information Management and Distribution segment in prior periods, and two medical records management operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods.

During the second quarter of 2004, the Company completed the sale of one of the medical records management operations, which resulted in approximately $0.8 million of cash proceeds and a pre-tax gain on disposal of approximately $0.5 million.  In addition, the Company reclassified the operating assets and liabilities of the Direct Mail operations and the remaining medical records management operation as held-for-sale during the second quarter of 2004 and subsequently completed the sale of these operations in the third quarter of 2004.  The Company recognized an estimated pre-tax loss on disposal related to the Direct Mail operations of approximately $2.2 million in the second quarter of 2004.  Any adjustments related to the loss on disposal of the Direct Mail operations will be recorded through the date on which the transaction closed.  The sale of the remaining medical records management operation is expected to yield a gain on disposal and will be recorded on the closing date.  The sale of the Direct Mail operations and the remaining medical records management operation yielded approximately $6.4 million of cash proceeds during the third quarter of 2004 and approximately $2.2 million of subordinated notes and contingent consideration due over the next two years that could result in a future reduction to the loss on disposal for these two transactions, collectively.

The Direct Mail operations and the two medical records management operations are accounted for as discontinued operations and as such, their results are presented in the Condensed Consolidated Statement of Operations as Income (Loss) from Discontinued Operations, net of tax.

Summarized selected financial information for the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
REVENUE	$9,596	$6,937	$20,657	$15,526
COST OF SERVICES	7,245	6,332	14,918	12,732
DEPRECIATION	423	128	871	529
Gross profit	1,928	477	4,868	2,265
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,522	1,735	5,162	4,346
AMORTIZATION	—	—	—	—
Operating loss	(594)	(1,258)	(294)	(2,081)
OTHER (INCOME) EXPENSE:
Interest and other expense (income), net	(15)	32	(22)	21
Loss on sale of asset groups	—	1,732	—	1,732
Loss from discontinued operations before income taxes	(579)	(3,022)	(272)	(3,834)
PROVISION FOR INCOME TAXES	(232)	(1,209)	(109)	(1,534)
NET LOSS FROM DISCONTINUED OPERATIONS	$(347)	$(1,813)	$(163)	$(2,300)
NET LOSS PER COMMON SHARE
BASIC
Discontinued Operations	$(0.02)	$(0.12)	$(0.01)	$(0.14)
DILUTED
Discontinued Operations	$(0.02)	$(0.11)	$(0.01)	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,319	16,014	16,762	16,055
DILUTED	16,381	16,374	16,804	16,411

The assets and liabilities of the discontinued operations are stated separately on the Condensed Consolidated Balance Sheets.  The major asset and liability categories are as follows:

	December 31, 2003	June 30, 2004
	(Unaudited)
ASSETS OF DISCONTINUED OPERATIONS
CURRENT ASSETS:
Accounts and notes receivable, net of allowance for doubtful accounts	5,693	4,069
Inventories	1,130	820
Prepaid expenses and other current assets	730	503
Total current assets	7,553	5,392
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	6,923	4,168
OTHER NONCURRENT ASSETS	182	158
Total assets of discontinued operations	$14,658	$9,718
LIABILITIES OF DISCONTINUED OPERATIONS
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,423	$3,862
Total liabilities of discontinued operations	$5,423	3,862

4. Business Combinations

2004 Acquisition

On April 15, 2004, the Company acquired 100% of the membership interests of KeyPoint Consulting LLC (“KeyPoint”), located in Emeryville and Los Angeles, California.  The aggregate consideration paid during the second quarter for KeyPoint consisted of $13.7 million in cash. In addition, the former members of KeyPoint are eligible to receive up to an additional $1.5 million in cash if there is no breach in representations and warranties of the acquisition agreement. The allocation of the purchase price is set forth below (in thousands):

Total consideration	$15,020
Less Estimated Fair Value of Identifiable Assets:
Cash	(1,427)
Receivables	(1,000)
Prepaid expenses	(21)
Property, plant and equipment, net	(112)
Total Assets	(2,560)
Plus Estimated Fair Value of Liabilities:
Accounts payable and accrued expenses	1,393
Accrued compensation	233
Deferred tax liability	32
Other liabilities	753
Total Liabilities	2,411
Goodwill and other intangibles	$14,871

Of the $14.9 million of goodwill and other intangibles recorded from the acquisition, approximately $0.3 million was assigned to customer relationships with a useful life of eight months and approximately $1.9 million was assigned to non-compete agreements with a useful life of four years. The remaining goodwill of $12.7 million will be tested annually for impairment.  Approximately $4.6 million of the goodwill is deductible for tax purposes.

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2004	$192,337	$131,968	$324,305
Goodwill acquired	—	12,708	12,708
Additional accrued consideration	8,881	506	9,387
Net balance as of June 30, 2004	$201,218	$145,182	$346,400

Intangibles:

	June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,283	$(773)	$3,510
Non Compete Agreements	2,321	(337)	1,984
Total	$6,604	$(1,110)	$5,494

Aggregate amortization expense related to intangibles for the six months ended June 30, 2004 was $0.4 million. Estimated amortization expense for the periods ending December 31, 2004 through December 31, 2016 is presented in the table below.

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2004	$991
2005	825
2006	825
2007	737
2008	384
2009 through 2016	2,133
Total	$5,895

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

As of June 30, 2004, approximately $10.6 million of additional consideration is accrued of which $9.8 million is classified as accounts payable and accrued liabilities and is expected to be settled in cash and $0.8 million is classified as additional paid-in-capital and is expected to be settled in common stock with final valuation determined at date of issuance.

Not all of the periods applicable for earnout targets are completed and additional amounts may be payable in future periods under the terms of the agreements.  If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $17.8 million, including the $10.6 million accrued at June 30, 2004, with approximately $12.5 million to be paid in 2004 and approximately $5.3 million to be paid in 2005.  In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $17.8 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $9.2 million of the $17.8 million potential liability in common stock with final valuation for the number of shares to be determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.

Other Accrued Consideration

During the first quarter of 2004, the Company accrued additional purchase proceeds of approximately $0.4 million pursuant to the purchase agreement of a past acquisition.  This amount is classified as accounts payable and accrued liabilities and is expected to be paid in cash during 2004.

During the three months ended June 30, 2004, the Company accrued additional purchase proceeds of approximately $1.5 million related to the KeyPoint acquisition.  This amount is classified as accounts payable and accrued liabilities and, provided there is no breach of representations or warranties of the acquisition agreement, is expected to be paid in cash during 2004.

Acquisition Related Payments

During the six months ended June 30, 2004, the Company paid net consideration of approximately $2.7 million in cash related to contingent consideration agreements of past acquisitions.  In addition, the Company paid $12.3 million, net of cash acquired, related to the KeyPoint acquisition and the associated transaction costs.

5. Segment Reporting

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

The Company measures segment profit as income before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$53,884	$43,566	$97,450
Income before income taxes	4,761	5,849	10,610

	THREE MONTHS ENDED JUNE 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$52,890	$39,284	$92,174
Income before income taxes	5,657	4,350	10,007

	SIX MONTHS ENDED JUNE 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$111,175	$88,034	$199,209
Income before income taxes	7,621	12,134	19,755

	SIX MONTHS ENDED JUNE 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$108,017	$82,621	$190,638
Income before income taxes	13,007	10,324	23,331

6.              Litigation

The Company is, from time to time, a party to litigation arising in the normal course of business. The following is a brief description of some of the legal matters that the Company is involved in.  Management believes that none of these actions, will have a material adverse effect on its business or financial condition.  However, in the event of an adverse outcome in one or more of the legal proceedings, operating results for a given quarter may be negatively impacted.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of the Company’s wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated after the Termination Date from providers who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equated to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in the Company’s 2002 results. Post judgment interest accrues at a statutory 9% rate.  The Company has appealed this ruling and oral arguments for our appeal were heard on February 24, 2004.  On May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.  On July 23, 2004, the Company filed an application for transfer of its appeal to the state’s Supreme Court.

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

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleged that one of the Company’s subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of the subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff at various times alleged damages ranging from “in excess of $2.5 million,” to approximately $20 million.  This matter was settled prior to trial, the terms of which settlement are confidential. The settlement and related legal costs impacted the Company’s first quarter 2004 pre-tax earnings by approximately $3.9 million with no future earnings impact expected.  Furthermore, the impact of the settlement and related legal costs on the Company’s 2004 cash provided by operating activities will be a net payment of approximately $5.7 million, before consideration of taxes.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which it asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies the Company acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. The Company reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, the Company additionally filed claims against the sellers’ accountants and the two sellers filed claims against the Company; however, in February 2004, the judge in the Sacramento Action dismissed the Company’s claims against the sellers’ accountants. The sellers allege that the Company’s former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers allege damages of approximately $1.5 million. The Company has asserted damages in excess of $8 million. The Company believes it has meritorious defenses to sellers’ claims and intends to vigorously defend any claims made against it in this matter.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q.

Overview

We were founded in September 1994, to create a national, single source provider of document and information outsourcing solutions to document and information intensive industries, including healthcare, legal and tax, financial services, federal and state government, and other commercial services.

We acquired the seven Founding Companies (the “Founding Companies”) simultaneously with the closing of our initial public offering (the “IPO”) on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock of our Company.  Since the IPO and through December 31, 2003, we acquired 65 companies and divested 17 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint, located in Emeryville and Los Angeles, California, provides economic, financial, and forensic accounting services to law firms, corporations and government agencies.  KeyPoint merged with our legal consulting service offering and is reported in the Healthcare, Regulatory and Legal Compliance segment.  Once integrated into the Company’s current legal consulting service offering, Keypoint is expected to contribute to earnings during 2005 after related intangible amortization and acquisition financing costs.

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups.  The asset groups to be divested include the Direct Mail operations, previously reported in our Information Management and Distribution segment, and two medical records management operations that were reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups incurred losses, net of tax, of $0.8 million for the full year ended December 31, 2003.  During the quarter ended June 30, 2004, we completed the sale of one of the medical records management operations.  The divestiture of the other medical records management operation and the Direct Mail operations were completed during the quarter to end September 30, 2004.  See Note 3, Discontinued Operations, of Notes to Condensed Consolidated Financial Statements, for a more detailed discussion, including the adjustments that were recorded during the current quarter.

Basis for Management Discussion and Analysis

The following discussion and analysis focuses on the results of operations and financial condition from the Company’s continuing operations; as such, in accordance with Statement of Financial Accounting Standards No. 144, references and comparisons to prior periods exclude the impact of our discontinued operations.

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

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users.  We offer our BPO solutions to businesses in document intensive industries, such as healthcare, financial services, federal and state government, and other commercial services vertical industries.  For the three months ended June 30, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $46.4 million and $48.4 million of recurring revenue, respectively, and $6.5 million and $5.5 million of project revenue, respectively.  For the six months ended June 30, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $93.9 million and $98.3 million of recurring revenue, respectively and approximately $14.1 million and $12.9 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, managed care compliance reviews, class action claims administration, and professional economic research and litigation services. For the three months ended June 30, 2003 and 2004, revenue in the Healthcare Regulatory and Legal Compliance segment consisted of approximately $14.0 million and $14.6 million of recurring revenue, respectively, and $25.3 million and $29.0 million of project revenue, respectively.  For the six months ended June 30, 2003 and 2004, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $28.4 million and $28.3 million of recurring revenue, respectively, and approximately $54.2 million and $59.7 million of project revenue, respectively.

During 2003, our revenue consisted of the following mix by vertical market industry:

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

	Three Months Ended June 30,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$92,174	100.0%	$97,450	100.0%
Gross Profit	34,728	37.7%	36,273	37.2%
SG&A	23,957	26.0%	24,405	25.0%
Operating income	10,683	11.6%	11,556	11.9%
Income from continuing operations before tax	10,007	10.9%	10,610	10.9%
Net income from continuing operations	6,004	6.5%	6,366	6.5%

Revenue

Our operations generated revenues of $97.5 million for the three months ended June 30, 2004, an increase of 5.7% compared to the same period in 2003.  During the second quarter of 2004, we acquired KeyPoint Consulting, LLC (“KeyPoint”) as a part of our Healthcare, Regulatory and Legal Compliance segment.  KeyPoint contributed approximately $2.0 million to the revenue increase.  Additionally, strong volumes in our project oriented Class Action Claims Administration service offering contributed approximately $2.4 million to the year-over-year increase.  Project revenue accounted for $34.5 million or 35.4% of revenue in the current quarter compared to $31.8 million or 34.5% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment increased 1.8% from $52.9 million for the three months ended June 30, 2003 to $53.9 million for the three months ended June 30, 2004.  Project revenue accounted for 10.1% of segment revenue in the second quarter of 2004 compared to 12.3% for the same period in 2003.  The increase in segment revenue was primarily the result of higher volumes in our Statement Processing service offering, which were up approximately 8% or $0.6 million.  Revenue in the Information Management service offering increased slightly as higher volumes from our financial services customers were partially offset by lower volumes from government services customers.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 10.9% from $39.3 million for the three months ended June 30, 2003 to $43.6 million for the three months ended June 30, 2004. Project revenue accounted for 66.7% of segment revenue in the second quarter of 2004 and 64.2% for the same period in 2003.  The acquisition of KeyPoint contributed approximately $2.0 million to the increase.  Also contributing to the revenue increase were higher project volumes in our Class Action Claims Administration service offering, which increased approximately 51%, or $2.5 million, and slightly higher volumes in our Release of Medical Information service offering.

Gross profit

Gross profit increased 4.4% from $34.7 million for the three months ended June 30, 2003 to $36.3 million for the three months ended June 30, 2004 driven primarily by higher revenue.  Gross profit as a percentage of revenue decreased from 37.7% for the three months ended June 30, 2003 to 37.2% for the three months ended June 30, 2004.  The 50 basis point decline in gross profit as a percentage of revenue was primarily related to:  (i) a lower mix of federal government project work, (ii) higher facilities costs related primarily to the opening of new facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and (iii) higher bad debt expense of approximately $0.9 million as the prior year quarter experienced an unusually large collection of accounts receivable outstanding greater than ninety days.  Personnel related costs helped offset the factors negatively impacting gross margin.  Personnel related costs, as a percentage of revenue, decreased from 46.8% in the prior year quarter to 44.3% in the current quarter.  Key contributors to the decline were: (i) an unusually large medical claims expense of approximately $1.1 million incurred in the prior year quarter, and (ii) our productivity and technology initiatives, such as high speed-scanners, offshore production and pay-for-performance compensation plans.

Selling, general and administrative expenses

SG&A increased 1.9% from $24.0 million, or 26.0% of revenue, for the three months ended June 30, 2003 to $24.4 million, or 25.0% of revenue, for the three months ended June 30, 2004. The slight increase in SG&A expense relates primarily to higher travel expenses and marketing costs.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased 6.0% from $10.0 million, or 10.9% of revenue, for the three months ended June 30, 2003 to $10.6 million, or 10.9% of revenue, for the three months ended June 30, 2004.   The increase in income from continuing operations before income taxes was largely attributable to the factors affecting gross profit and SG&A expense discussed above.  In addition, interest expense was lower by approximately $0.3 million in the current year quarter due to a more favorable interest rate environment.  The prior year quarter included a gain on sale of fixed assets of approximately $0.3 million compared to a loss in the current year quarter of approximately $0.1million.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

	Six Months Ended June 30,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$190,638	100.0%	$199,209	100.0%
Gross Profit	73,265	38.4%	77,670	39.0%
SG&A	47,750	25.0%	55,793	28.0%
Operating income	25,338	13.3%	21,476	10.8%
Income from continuing operations before tax	23,331	12.2%	19,755	9.9%
Net income from continuing operations	13,999	7.3%	11,853	6.0%

Revenue

Our operations generated revenues of $199.2 million for the six months ended June 30, 2004, an increase of 4.5% compared to the same period in 2003.  The acquisition of KeyPoint during the current year quarter contributed approximately $2.0 million to the revenue increase.  Also contributing to the year-over-year increase in revenue were: (i) strong volumes in our project oriented Class Action Claims Administration service offering which were up 44% or $4.9 million, and (ii) strong volumes in our Statement Processing service offering which were up 9.7% or $1.6 million.  Project revenue accounted for $72.6 million or 36.4% of revenue in the current year compared to $68.3 million or 35.9% of revenue in the prior year. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment increased 2.9% from $108.0 million for the six months ended June 30, 2003 to $111.2 million for the six months ended June 30, 2004.  Project revenue accounted for 11.5% of segment revenue in the current year compared to 13.1% for the same period in 2003.  The increase in segment revenue was primarily the result of higher volumes in our statement processing service offering, which were up approximately 9.7%, or $1.6 million, and increased volumes from our financial services customers in the information management service offering.  Partially offsetting this revenue growth were lower volumes from our government services customers.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 6.6% from $82.6 million for the six months ended June 30, 2003 to $88.0 million for the six months ended June 30, 2004. Project revenue accounted for 67.8% of segment revenue in the second quarter of 2004 and 65.6% for the same period in 2003.  The acquisition of KeyPoint during the second quarter of 2004 contributed approximately $2.0 million to the increase.  Also contributing to the revenue increase were higher project volumes in our Class Action Claims Administration service offering, which increased approximately 44%, or $4.9 million.  Partially offsetting the growth in segment revenues were lower volumes within our legal consulting service offering due to three significant projects in production during the first six months of 2003 and lower volumes in our medical coding service offering

Gross profit

Gross profit increased 6.0% from $73.3 million for the six months ended June 30, 2003 to $77.7 million for the six months ended June 30, 2004 driven primarily by higher revenue.  Gross profit as a percentage of revenue increased from 38.4% for the six months ended June 30, 2003 to 39.0% for the six months ended June 30, 2004.  Personnel related costs, as a percentage of revenue, decreased from 45.7% in the prior year to 42.4% in the current year due primarily to our productivity and technology initiatives, such as high speed scanners, offshore production and pay-for-performance compensation plans and $1.1 million incurred in the prior year for an unusually large medical claim.  Partially offsetting the lower personnel related costs were higher facilities related expenses of approximately $1.8 million related to the opening of new production facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and higher bad debt expense of approximately $1.2 million as the prior year reflected unusually large collections of accounts receivable balances outstanding greater than ninety days.

Selling, general and administrative expenses

SG&A increased 16.8% from $47.8 million, or 25.0% of revenue, for the six months ended June 30, 2003 to $55.8 million, or 28.0% of revenue, for the six months ended June 30, 2004. The increase in SG&A expense is largely attributable to: (i) the costs associated with the settlement of a significant legal matter in the Information Management and Distribution segment during the first quarter of 2004 of approximately $3.9 million, (ii) an increase in deferred compensation expense related to restricted stock of approximately $1.0 million and other personnel related expense of approximately $0.8 million, (iii) higher travel and marketing costs of approximately $1.0 million, and (iv) other professional fees of approximately  $0.5 million.

Income before income taxes

Income from continuing operations before income taxes decreased 15.3% from $23.3 million, or 12.2% of revenue, for the six months ended June 30, 2003 to $19.8 million, or 9.9% of revenue, for the six months ended June 30, 2004.   The decline in income from continuing operations before income taxes was largely attributable to the increased SG&A expenses discussed above, partially offset by the improvement in gross profit and lower interest expense.  Interest expense was lower by approximately $1.1 million in the current year due to a more favorable interest rate environment and the expiration of the interest rate swap on March 31, 2003.  Interest income in the prior year included a one-time payment of $0.2 million related to a $2.3 million income tax receivable that was also collected during 2003.  Finally, during the six months ended June 30, 2003, a gain of approximately $0.3 million was realized related to the sale of property, plant and equipment compared to a loss in the current year of approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had $46.3 million of working capital, including $5.4 million of cash. Working capital at December 31, 2003 was $36.1 million, including $2.1 million of cash. For the first six months of 2004, net cash provided by operating activities from continuing operations was $5.2 million compared to $38.0 million for the same period in 2003.  Factors contributing to the decline in operating cash flow from continuing operations consist of: (i) slower cash collections during the current year resulting in $19.1 million of lower cash provided by operating activities, (ii) the payment of a significant legal settlement during the current year’s 2nd quarter of $9.2 million, (iii) higher annual incentive compensation payments compared to the prior year, and (iv) the receipt of income tax refunds of $2.3 million in the prior year.

Slower 2004 cash collections are driven primarily by two timing related variables.  First, during the current quarter we experienced payment delays from several sizable customers increasing our balance of accounts receivable greater than 90 days outstanding.  During July 2004, we collected a significant portion of these balances (approximately $10 million).  We expect the remaining customers contributing to this variable to be current by September 30, 2004.  Secondly, we typically collect accounts receivable related to year-end and first quarter federal government projects during the 2nd calendar quarter.  For 2004, this will likely occur during the 3rd calendar quarter.  As a result, days sales outstanding increased five business days during the quarter to 51 business days at June 30, 2004 compared to 46 business days at March 31, 2004.

As previously mentioned, we made payment of a significant legal settlement during the 2nd quarter of 2004 in the amount of $9.2 million.  During July 2004, we received an insurance reimbursement of $4.1 million related to this settlement.  This amount will be included as a component of our 3rd quarter cash from operating activities.

As a result of the settlement of the significant legal matter and the timing of expected cash collections, our full year operating cash flow is expected to be in the range of $40 million to $45 million.

For the six months ended June 30, 2004, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $8.3 million and net acquisition related payments of $15.0 of which $12.3 million relates to the acquisition of KeyPoint Consulting LLC and $2.7 million represents the settlement of contingent consideration.  Divestiture proceeds of $0.8 million offset the cash used by investing activities.  Some future quarters will include additional settlements of contingent consideration on past acquisitions. Not all of the periods applicable for contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements.  If all contingent consideration targets under the current agreements were achieved, the maximum amount of consideration to be paid would be $17.8 million, with approximately $12.5 million to be paid in 2004 and approximately $5.3 million to be paid in 2005. In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $17.8 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $9.2 million of the $17.8 million potential liability in common stock with final valuation determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.

Net cash provided by financing activities from continuing operations was $22.2 million for the six months ended June 30, 2004.  Payments of $143.5 million on our line of credit were more than offset by net proceeds borrowed from our line of credit of $174.6 million.  Additionally, net proceeds from common stock issuances of $0.4 million were more than offset by payments of $9.3 million related to shares repurchased.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

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

Our ability to borrow is contingent on certain leverage and fixed cost coverage ratios. These ratios were scheduled to become more restrictive beginning in the quarter ended December 31, 2002 with the leverage ratio declining from 3.0 times to 2.5 times and the fixed charge coverage ratio increasing from 1.25 times to 1.50 times. However, in September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter. In addition to the leverage and fixed cost coverage ratios, we are subject to minimum net worth requirements. Effective March 26, 2003, an amendment was approved that allows for the reduction to the minimum net worth requirement for up to $30 million of share repurchases. In addition, effective July 30, 2004, an amendment was approved that allows for the reduction to the minimum net worth requirement for an additional $30 million of share repurchases.  After application of such ratios and our total commercial commitments of $12.3 million for standby letters of credit, we have $22.6 million available to borrow under the 2001 Credit Agreement as of June 30, 2004.  Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs.  Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities.  However, there can be no assurance we could secure such financing if and when it is needed or with terms we deem acceptable.

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

Revenue Recognition.  We recognize our revenue as it becomes realized or realizable and earned according to the criteria provided by Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. Revenue recognition occurs once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or otherwise determinable, and collection is reasonably assured. Our revenue-earning activities possess both project and recurring customer relationships.

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represented approximately 37% of total 2003 revenues from continuing operations and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer’s volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represented the remaining 63% of total 2003 revenues from continuing operations and typically occurs within our Information Management and Distribution segment.

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

Long-Lived Asset Impairment.  As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized to the extent the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. During the quarter ended June 30, 2004, a pre-tax impairment loss of approximately $1.7 million was recognized related to the divestiture of our Print and Mail operations.  See Note 3, Discontinued Operations, of Notes of Condensed Consolidated Financial Statements, for a more detailed discussion.

Goodwill Impairment.  On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Our annual impairment test is performed at October 31.  The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and other intangible assets are tested at a reporting unit level rather than the individual operating unit level. A reporting unit is either at the operating segment level or one reporting level below and could consist of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (Income Approach) and the fair value of a reporting unit as compared to similar publicly traded companies (Market Approach). In preparing these valuations management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors. Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets. Therefore, an impairment charge resulting from goodwill or other intangible assets could result in a material adverse impact on our financial statements during the period incurred.

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

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e. Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings.

(b) Changes in internal controls.

There were no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business. The following is a brief description of some of the legal matters that we are involved in. We do not believe these actions, nor any of the actions that we are a party to, will have a material adverse effect on our business or financial condition; however, in the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated after the Termination Date from providers who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equates to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in our 2002 results. Post judgment interest accrues at a statutory 9% rate. We have appealed this ruling and oral arguments for our appeal were heard on February 24, 2004.  On May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.  On July 23, 2004, we filed an application for transfer of our appeal to the state’s Supreme Court.

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

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which we asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, we additionally filed claims against the sellers’ accountants and the two sellers filed claims against us; however, in February 2004, the judge in the Sacramento Action dismissed our claims against the sellers’ accountants. The sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers allege damages of approximately $1.5 million. We have asserted damages in excess of $8 million. We believe we have meritorious defenses to sellers’ claims and intend to vigorously defend any claims made against us in this matter.

Item 2. Changes in Securities and Use of Proceeds

Items 2(a) through (d) are inapplicable.

(e) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Apr. 1, 2004-Apr. 30, 2004	—	—	—	$9,299,190
May 1, 2004-May 31, 2004	111,123	$24.42	111,123	$6,585,915
Jun. 1, 2004-Jun. 30, 2004	250,292	$26.31	250,292	$1,500
August 2004				$20,001,500

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated as of June 4, 2004, among Premier Acquisition Corp., as Seller, SOURCECORP, Incorporated, as Parent of Seller and Secure Health Information Corp., as Buyer

2.2*

Asset Purchase Agreement, dated as of July 8, 2004, by and among Creative Mailing & Marketing, LLC, as Buyer and Global Direct, Inc. and Mailing & Marketing, Inc., as Sellers and SOURCECORP, Incorporated

2.3*

Asset Purchase and Sale Agreement, dated as of July 21, 2004, among Iron Mountain Information Management, Inc., as Buyer, Deliverex Acquisition Corp., as Seller and SOURCECORP, Incorporated, as Limited Guarantor

3.1

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

10.1*	Fourth Amendment to Credit Agreement, effective as of July 30, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A. and the other Lenders party thereto

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

* Schedules and similar attachments are omitted in accordance with Item 601(b)(2) of Regulation SK and a brief description of such omitted schedules and similar attachments is included in the agreement.  The Company undertakes to supplementally provide the Commission with a copy of any such omitted schedule or similar attachment upon request.

(b) Reports on Form 8-K

On April 23, 2004, the Company filed a Current Report on Form 8-K with the Commission dated April 23, 2004, reporting, under Item 7 and Item 12 thereto, the filing of a press release announcing the settlement of a previously disclosed pending legal matter and setting forth its anticipated impact on the Registrant’s results of operations for the first quarter of fiscal 2004.

On May 6, 2004, the Company filed a Current Report on Form 8-K with the Commission dated May 6, 2004, reporting, under Item 7 and Item 12 thereto, the filing of a press release to announce its financial results for the first quarter ended March 31, 2004.

On May 21, 2004, the Company filed a Current Report on Form 8-K with the Commission dated May 21, 2004, reporting, under Item 5 and Item 7 thereto, condensed consolidated statements of operations for the years 2002, 2003 and the first quarter of 2004 reflective of the anticipated presentation giving effect to the required discontinued operations accounting treatment of certain asset groups to be divested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, INCORPORATED

Date: August 9, 2004	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: August 9, 2004	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated as of June 4, 2004, among Premier Acquisition Corp., as Seller, SOURCECORP, Incorporated, as Parent of Seller and Secure Health Information Corp., as Buyer

2.2*

Asset Purchase Agreement, dated as of July 8, 2004, by and among Creative Mailing & Marketing, LLC, as Buyer and Global Direct, Inc. and Mailing & Marketing, Inc., as Sellers and SOURCECORP, Incorporated

2.3*

Asset Purchase and Sale Agreement, dated as of July 21, 2004, among Iron Mountain Information Management, Inc., as Buyer, Deliverex Acquisition Corp., as Seller and SOURCECORP, Incorporated, as Limited Guarantor

3.1

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

10.1*	Fourth Amendment to Credit Agreement, effective as of July 30, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A. and the other Lenders party thereto

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

* Schedules and similar attachments are omitted in accordance with Item 601(b)(2) of Regulation SK and a brief description of such omitted schedules and similar attachments is included in the agreement.  The Company undertakes to supplementally provide the Commission with a copy of any such omitted schedule or similar attachment upon request.