Form 10-Q/A
period 2004-03-31
SOURCECORP INC
filed 2005-03-24
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

As of April 30, 2004, 16,104,481 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q/A

QUARTERLY PERIOD ENDED MARCH 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend the Company’s quarterly report on Form 10-Q, which was originally filed on May 10, 2004, to give effect to the restatement of the Company’s condensed consolidated financial statements as discussed in Note 2 to the condensed consolidated financial statements.

On October 27, 2004, the Company filed a Current Report on Form 8-K (as amended by Form 8-K/A filed October 27, 2004) with the Securities and Exchange Commission (the “SEC”) disclosing that the Company’s previously issued financial statements and related independent registered public accountants’ report for the year ended December 31, 2003, as well as its previously issued financial statements for the 2004 quarterly periods ended March 31, 2004 and June 30, 2004, should no longer be relied upon, and that the Company, under the guidance of the Audit Committee of the Board of Directors of the Company, had initiated an investigation into the financial results of one of the Company’s Operating Subsidiaries in the Information Management Division.  Additionally, on January 21, 2005, the Company issued a press release and subsequently filed a related Current Report on Form 8-K, disclosing that its previously issued financial statements and related independent registered public accountants’ reports for the years ended December 31, 2001 and 2002 should also no longer be relied upon.

On March 7, 2005, the Company filed a Current Report on Form 8-K with the SEC and issued a press release, which was filed as an Exhibit to such Form 8-K, disclosing that the Company’s internal investigation has been concluded.

Based on the results of such investigation, it was determined that the operating subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and overaccruals of amounts of contingent consideration due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been recognized as additional goodwill of the acquired business.  In connection with the restatement, the Company has expensed such contingent consideration overpayments and adjusted goodwill and the related accrued liability (See Note 2 to the condensed consolidated financial statements).  As a result, the condensed consolidated financial statements for the three months ended March 31, 2003 and 2004 are being restated from the amounts previously reported.  In addition, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain restated financial statement information for periods ended December 31, 2001, 2002, and 2003 and for the quarterly period ended June 30, 2004.  The Company intends to restate the financial statements for the years ended December 31, 2001, 2002 and 2003 in its 2004 Annual Report on Form 10-K.

In addition, this Amendment No.1 on Form 10-Q/A also reports the results of the divestitures discussed in Note 4 to the condensed consolidated financial statements as discontinued operations for the periods presented in Item 1, “Financial Statements” and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Except for changes relating to or resulting from the investigation discussed in Note 2 to the condensed consolidated financial statements and the divestitures discussed in Note 4 to the condensed consolidated financial statements, this quarterly report does not reflect transactions or events after the date of the initial filing of this Form 10-Q unless specifically indicated otherwise.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q/A FOR THE PERIOD ENDED MARCH 31, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets — December 31, 2003 and March 31, 2004 (unaudited), as restated

Condensed Consolidated Statements of Operations — Three months ended March 31, 2003 and 2004 (unaudited), as restated

Condensed Consolidated Statements of Cash Flows — Three months ended March 31, 2003 and 2004 (unaudited), as restated

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	March 31, 2004
	(As restated, see Note 2) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,097	$4,155
Accounts and notes receivable, less allowance for doubtful accounts of $6,843 and $6,813, respectively	63,522	65,669
Inventories	933	866
Deferred income taxes	6,072	6,097
Income tax receivable	3,000	3,139
Prepaid expenses and other current assets	4,318	5,061
Assets of discontinued operations	14,658	14,033
Total current assets	94,600	99,020
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,393 and $55,611, respectively	35,902	36,147
GOODWILL	307,913	308,767
INTANGIBLES, net of amortization of $709 and $798, respectively	3,731	3,642
OTHER NONCURRENT ASSETS	10,384	10,225
Total assets	$452,530	$457,801
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,375	$46,494
Current maturities of long-term obligations	209	249
Liabilities of discontinued operations	5,423	6,346
Total current liabilities	58,007	53,089
LONG-TERM OBLIGATIONS, net of current maturities	73,390	78,554
DEFERRED INCOME TAXES	11,753	13,202
LONG-TERM CUSTOMER LIABILITY	1,862	1,878
DEFERRED REVENUE	5,135	5,392
OTHER LONG-TERM OBLIGATIONS	9,306	9,632
Total liabilities	159,453	161,747
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,150,184 and 16,154,109 shares issued and 16,094,156 and 16,098,081 shares outstanding at December 31, 2003 and March 31, 2004, respectively	162	162
Additional paid-in-capital	194,999	198,813
Retained earnings	101,225	103,288
	296,386	302,263
Less—Treasury stock, at cost, 56,028 shares	(982)	(982)
Less—Deferred compensation	(2,327)	(5,227)
Total stockholders’ equity	293,077	296,054
Total liabilities and stockholders’ equity	$452,530	$457,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2003	2004
	(As restated, see Note 2) (Unaudited)
REVENUE	$97,357	$96,876
COST OF SERVICES	56,839	57,141
DEPRECIATION	3,088	3,221
Gross profit	37,430	36,514
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,831	31,397
AMORTIZATION	89	89
Operating income	13,510	5,028
OTHER (INCOME) EXPENSE:
Interest expense	1,410	660
Interest income	(252)	(4)
Other (income) expense, net	173	119
Income from continuing operations before income taxes	12,179	4,253
PROVISION FOR INCOME TAXES	4,873	1,701
INCOME FROM CONTINUING OPERATIONS	7,306	2,552
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	184	(487)
NET INCOME	$7,490	$2,065
NET INCOME PER COMMON SHARE
BASIC
Continuing Operations	$0.43	$0.16
Discontinued Operations	0.01	(0.03)
Total	$0.44	$0.13
DILUTED
Continuing Operations	$0.42	$0.16
Discontinued Operations	0.01	(0.03)
Total	$0.43	$0.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	17,205	16,096
DILUTED	17,226	16,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2003	2004
	(As restated, see Note 2) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$7,306	$2,552
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	3,177	3,310
Deferred income taxes	1,581	1,424
Compensation expense on restricted stock grants	—	528
Change in operating assets and liabilities:
Accounts and notes receivable	(5,632)	(2,271)
Inventories, prepaid expenses and other assets	(468)	(460)
Accounts payable and accrued liabilities	3,485	(4,693)
Net cash provided by operating activities from continuing operations	9,449	390
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,912)	(3,310)
Proceeds from disposition of property, plant and equipment	—	9
Cash paid for acquisitions, net of cash acquired	(445)	(400)
Net cash used in investing activities from continuing operations	(3,357)	(3,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	94
Cash paid for common stock repurchased	(12,750)	—
Proceeds from long-term obligations	73,335	92,745
Principal payments on long-term obligations	(68,683)	(87,693)
Cash paid for debt issuance costs	(75)	—
Net cash (used in) provided by financing activities from continuing operations	(8,173)	5,146

Net cash provided by operating activities from discontinued operations	1,406	223

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(675)	2,058
CASH AND CASH EQUIVALENTS, beginning of period	3,217	2,097
CASH AND CASH EQUIVALENTS, end of period	$2,542	$4,155
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$(2,148)	$53
Interest	$1,369	$629
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$41	$151
Restricted stock grant (0 and 132,000 shares, respectively)	$—	$3,454
Common stock issued related to business acquisitions (20,268 and 0 shares, respectively)	$(94)	$—
Common stock accrued related to business acquisitions (0 and 9,623 shares, respectively)	$—	$261

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include the accounts of SOURCECORP, Incorporated and subsidiaries (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading.

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed in Note 2) necessary to fairly present the Company’s financial position as of March 31, 2004, and results of operations and cash flows for the three months ended March 31, 2004 and March 31, 2003 have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

2. Restatement

Subsequent to the issuance of its condensed consolidated financial statements for the three months ended March 31, 2004, the Company, with the oversight and approval of the Audit Committee of the Board of Directors, initiated an investigation of the financial results of one of the Company’s operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”).  The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and overaccruals of amounts of contingent consideration due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been recognized as additional goodwill of the acquired business.  As a result, the condensed consolidated financial statements for the three months ended March 31, 2003 and 2004, and the condensed consolidated balance sheet at December 31, 2003, have been restated from the amounts previously reported.

As described in the Company’s summary of significant accounting policies, revenue is recognizable when each of the following conditions is met:  persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured.  The investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  As a result, the revenue previously recognized that did not meet all the revenue recognition conditions mentioned above has been reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue, if the customer has paid the invoices related to the reversed revenue.   Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred.  In addition, the Company has evaluated the direct costs related to deferred revenue and has determined to continue to include the costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs.  The following table identifies the revenue adjustments by issue that are reflected in the restated financial statements for the three months ended March 31, 2003 and 2004:

(In Thousands)	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Asset accounts	$(135)	$(2,771)
Customer liability, net	(372)	(1,474)
Deferred revenue, net	(600)	(638)
Total Net Revenue Adjustment	$(1,107)	$(4,883)

Asset accounts:

Represents the reversal of previously recognized revenue through the downward adjustment of certain asset accounts where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  To the extent that the write-down relates to performed services that exceeded the contractual funding limitation, a portion of the revenue may be recognized in future periods upon customer authorization.

Customer liability, net:

The Operating Subsidiary in certain instances recognized revenue for services that were never performed. The customers were invoiced for the non-performed services and collection of the invoices has occurred.  A portion of the customer liability may be recognized as revenue in future periods upon successful completion of services or negotiations with the Operating Subsidiary’s customer(s).  Remaining customer liability balances will be extinguished through either customer refund or applying such remaining customer liability against future provided services.

Deferred revenue, net:

The Operating Subsidiary recognized revenue for performed services although the related contractually required services designed to meet customer-specific acceptance provisions (i.e. quality standards) were not performed.  The customers were invoiced for the performed services and collection of the invoices has occurred.  However, by not complying with the contract, the Operating Subsidiary is unable to reasonably demonstrate that the performed services met the required quality standard(s).  This has resulted in the deferral of revenue for performed services for which acceptance is contingent upon meeting the required quality standard(s).  The Operating Subsidiary will recognize the revenue for performed services upon obtaining explicit acceptance from the customer(s).  In the event customer acceptance is not obtained, the deferred revenue will be reclassified to a customer liability.  The customer liability will be extinguished through either customer refund or applying such remaining customer liability against future provided services.

The investigation identified certain expenses of the Operating Subsidiary that were not properly recorded in the Operating Subsidiary’s consolidated statement of operations.  Certain former members of the Operating Subsidiary’s management allegedly diverted expenses to entities they controlled, but that are unrelated to the Company, resulting in the omission of the related expenses from the Operating Subsidiary’s and, as a result, the Company’s previously reported financial results.  The Company has identified the unrecorded expenses and has recorded them in the period the expenses were incurred as an adjustment to selling, general and administrative expense.  A liability for such an amount has been recorded in other long-term obligations in the restated financial statements.  The liability will be eliminated at such time the Company recovers any contingent consideration overpayments paid to the former owners of the Operating Subsidiary, as discussed below.

The revenue recognition and expense omission issues affected previously paid contingent consideration related to the acquisition of the Operating Subsidiary.  As a result of the structure of the acquisition agreement, the former owners of the Operating Subsidiary had the opportunity to earn additional purchase consideration for the twelve-month periods ended February 28, 2002, February 28, 2003 and February 29, 2004 (the “Earn-out Period(s)”) based on earnings before interest and taxes of the Operating Subsidiary, in excess of designated thresholds, calculated in accordance with accounting principles generally accepted in the United States of America for each respective period (the “Earn-out Agreement”).  Based on the findings of the Company’s investigation, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-out Period(s) resulting in overpayments and overaccruals made by the Company under the provisions of the Earn-out Agreement that otherwise would not have been made.  The Company has expensed the contingent consideration overpayments in the financial statements in the periods in which they were paid.  These amounts had previously been accrued as contingent consideration and an addition to goodwill.  The Company has reversed these accruals and related goodwill in the periods originally recorded.  The Company will record a gain in future periods to the extent such contingent consideration overpayments are recovered.

Restating the financial statements for the revenue recognition, expense omission and contingent consideration overpayment issues results in an adjustment to the provision for income taxes and to certain other balance sheet tax accounts for the periods restated.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

BALANCE SHEET INFORMATION

(All Periods Presented Unaudited)

	At December 31, 2003		At March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)
Accounts and Notes Receivable, Net	$67,873	$63,522	$74,628	$65,669

Income Tax Receivable	$—	$3,000	$—	$3,139

Goodwill	$324,305	$307,913	$333,692	$308,767

Total Assets	$470,273	$452,530	$488,546	$457,801

Accounts Payable and Accrued Liabilities	$52,054	$52,375	$54,696	$46,494

Income Tax Payable	$2,186	$—	$4,003	$—

Deferred Income Taxes	$18,084	$11,753	$19,533	$13,202

Long-term Customer Liability	$—	$1,862	$—	$1,878

Deferred Revenue	$—	$5,135	$—	$5,392

Other Long-term Obligations	$7,839	$9,306	$8,163	$9,632

Retained Earnings	$119,236	$101,225	$124,236	$103,288

Total Stockholders’ Equity	$311,088	$293,077	$317,002	$296,054

Item 1:   Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 4 to the consolidated financial statements.

STATEMENT OF OPERATIONS INFORMATION

(All Periods Presented Unaudited)

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)
Revenue	$98,464	$97,357	$101,759	$96,876

Gross Profit	$38,537	$37,430	$41,397	$36,514

Selling, General & Administrative Expenses	$23,793	$23,831	$31,388	$31,397

Income From Continuing Operations Before Income Taxes	$13,324	$12,179	$9,145	$4,253

Provision for Income Taxes	$5,329	$4,873	$3,658	$1,701

Income from Continuing Operations	$7,995	$7,306	$5,487	$2,552

Net Income	$8,179	$7,490	$5,000	$2,065

Net Income Per Common Share
Basic
Continuing Operations	$0.47	$0.43	$0.34	$0.16

Total	$0.48	$0.44	$0.31	$0.13

Diluted
Continuing Operations	$0.46	$0.42	$0.33	$0.16

Total	$0.47	$0.43	$0.30	$0.13

Item 1:   Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 4 to the consolidated financial statements.

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

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation and awards. Stock option and warrant awards are granted at the market price of the common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock options and warrants. Had compensation expense been determined based upon the fair value at grant dates for stock options and warrants consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2004
Net income as reported	$7,490	$2,065
Add: Deferred compensation expense included in reported net income, net of related tax effect	—	332
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(829)	(908)
Proforma net income	$6,661	$1,489

Earnings per share:
Reported basic earnings per share	$0.44	$0.13
Proforma basic earnings per share	$0.39	$0.09

Reported diluted earnings per share	$0.43	$0.13
Proforma diluted earnings per share	$0.39	$0.09

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

Common Stock Repurchase Program

During 2003, the Company activated the $30.0 million stock repurchase program authorized by the Board of Directors in April 2001 and purchased 1,306,979 shares of its common stock at a cost of approximately $20.7 million (including 894,133 shares repurchased during the three months ended March 31, 2003 at an average price of $14.26 per share).  The repurchased shares were recorded in the accompanying balance sheet as a reduction in common stock, additional paid-in-capital, and retained earnings.  These shares have been retired and returned to the status of authorized but unissued shares of the Company.  The Company did not repurchase any additional shares during the three months ended March 31, 2004.

Net Income Per Share:

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
Basic weighted average common shares outstanding	17,205	16,096
Weighted average options, warrants, and restricted stock	1	328
Other contingent consideration	20	24
Diluted weighted average common shares	17,226	16,448

At March 31, 2003 and 2004, approximately 3.6 million and 1.8 million, respectively, of potentially dilutive common shares were not included in the diluted earnings per share calculation because they were anti-dilutive. These potentially dilutive common shares may be dilutive to future earnings per share calculations.

4. Discontinued Operations

During the first quarter of 2004, the Company completed a strategic evaluation of its operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, the Company formally committed to a plan of divestiture for certain non-strategic asset groups related to its Direct Mail operations reported in the Information Management and Distribution segment in prior periods, and two medical records management operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods.  The Direct Mail operations and the two medical records management operations are accounted for as discontinued operations.  As such, the operating assets and liabilities of these operations are presented in the condensed consolidated balance sheets as Assets and Liabilities of Discontinued Operations and the results associated with these operations are presented in the condensed consolidated statement of operations as Income (Loss) from Discontinued Operations, net of tax.

During the second quarter of 2004, the Company completed the sale of one of the medical records management operations, which resulted in approximately $0.8 million of cash proceeds and a pre-tax gain on disposal of approximately $0.5 million.  Additionally, the Company recognized a pre-tax loss on disposal related to the Direct Mail operations of approximately $2.2 million.

During the third quarter of 2004, the Company completed the sale of the Direct Mail operations and the remaining medical records management operation, resulting in the recognition of a net pretax gain of $0.4 million.  In connection with these transactions, the Company received approximately $6.1 million of cash proceeds, net of transaction costs, approximately $1.5 million of 12 percent secured subordinated notes, which the Company fully reserved, related to the Direct Mail operations and $0.6 million of contingent consideration related to a contract renewal at the medical records management operation.

During the fourth quarter of 2004, the contingency surrounding the contract renewal at the medical records management operation was resolved.  As such, the Company recognized additional consideration of $0.6 million offset by approximately $0.1 million of incremental loss related to finalizing the consideration related to the divestiture.

The collection of the reserved subordinated notes could result in a future reduction of the total loss recognized related to the disposition of the Direct Mail operations.

Summarized selected financial information for the discontinued operations is as follows (in thousands):

	Three Months Ended March 31,
	2003	2004
	(Unaudited)
REVENUE	$11,061	$8,589
COST OF SERVICES	7,673	6,400
DEPRECIATION	448	401
Gross profit	2,940	1,788
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,640	2,611
Operating income (loss)	300	(823)
OTHER (INCOME) EXPENSE:
Interest and other expense (income), net	(7)	(11)
Income (loss) from discontinued operations before income taxes	307	(812)
PROVISION FOR INCOME TAXES	123	(325)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$184	$(487)

The assets and liabilities of the discontinued operations are stated separately on the condensed consolidated balance sheets.  The major asset and liability categories are as follows (in thousands):

	December 31, 2003	March 31, 2004
	(Unaudited)
ASSETS OF DISCONTINUED OPERATIONS
CURRENT ASSETS:
Accounts and notes receivable, net of allowance for doubtful accounts	$5,693	$5,598
Inventories	1,130	1,195
Prepaid expenses and other current assets	730	456
Total current assets	7,553	7,249
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	6,923	6,621
OTHER NONCURRENT ASSETS	182	163
Total assets of discontinued operations	$14,658	$14,033
LIABILITIES OF DISCONTINUED OPERATIONS
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,423	$6,346
Total liabilities of discontinued operations	$5,423	$6,346

5. Business Combinations

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2004	$175,945	$131,968	$307,913
Additional contingent consideration	348	506	854
Net balance as of March 31, 2004	$176,293	$132,474	$308,767

Intangibles:

	March 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,000	$(600)	$3,400
Non-Compete Agreements	440	(198)	242
Total	$4,440	$(798)	$3,642

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

Management’s evaluation of the cumulative earnings of acquired companies through March 31, 2004 indicated that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore the Company accrued aggregate additional consideration of approximately $0.5 million during the three months ended March 31, 2004. As of March 31, 2004, approximately $4.1 million of additional consideration remains accrued of which $3.3 million is classified as other current liabilities and is expected to be settled in cash and $0.8 million is classified as additional paid-in-capital and is expected to be settled in common stock with final valuation determined at date of issuance.

Not all of the periods applicable for earnout targets are completed and additional amounts may be payable in future periods under the terms of the agreements.  If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $9.4 million, including the $4.1 million accrued at March 31, 2004, with approximately $4.1 million to be paid in 2004 and approximately $5.3 million to be paid in 2005.  In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $9.4 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $7.7 million of the $9.4 million potential liability in common stock with final valuation for the number of shares to be determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.  These amounts exclude the contingent consideration overpayments disclosed in Note 2.

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

6. Segment Reporting

The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company’s reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue and income from continuing operations before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

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

The Company measures segment profit as income from continuing operations before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$52,407	$44,469	$96,876
Income (loss) from continuing operations before income taxes	(975)	5,228	4,253

	THREE MONTHS ENDED MARCH 31, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$54,020	$43,337	$97,357
Income from continuing operations before income taxes	6,425	5,754	12,179

7.              Litigation

The Company is, from time to time, a party to litigation arising in the normal course of business. The following is a description of the most significant legal matters that the Company is involved in.  In the event of an adverse outcome in one or more of the legal proceedings, operating results for a given quarter may be negatively impacted.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of the Company’s wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of approximately $1.8 million plus prejudgment and post judgment interest, which equated to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in the Company’s 2002 results. Post judgment interest accrues at a statutory 9% rate.  The Company appealed this ruling and oral arguments for the appeal were heard on February 24, 2004.  On May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.

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

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleged that one of the Company’s subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of the subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff at various times alleged damages ranging from “in excess of $2.5 million,” to approximately $20 million.  This matter was settled prior to trial, the terms of which settlement are confidential. The settlement and related legal costs impacted the Company’s first quarter 2004 pre-tax earnings by approximately $3.9 million.  Furthermore, the impact of the settlement and related legal costs on the Company’s 2004 operating cash flow will be approximately $5.7 million, before consideration of taxes.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which it asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies the Company acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. The Company reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, the Company additionally filed claims against the sellers’ accountants and the two sellers filed claims against the Company; however, in February 2004, the judge in the Sacramento Action dismissed the Company’s claims against the sellers’ accountants. The sellers allege that the Company’s former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers’ allege damages of approximately $1.5 million. The Company asserted damages in excess of $8 million.

8.  Subsequent Events

Acquisition

On May 4, 2004, the Company announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint, located in Emeryville and Los Angeles, California, provides economic, financial, and forensic accounting services to law firms, corporations and government agencies.  KeyPoint will join the Company’s legal consulting service offering and will be reported in the Healthcare, Regulatory and Legal Compliance segment.  The estimated purchase price is $15 million, subject to certain post-close purchase price adjustments, and includes approximately $14 million of goodwill and intangible assets.  The Company financed the acquisition through its revolving credit facility.  Furthermore, once integrated into the Company’s current legal consulting service offering, Keypoint is expected to contribute to earnings after related intangible amortization and acquisition financing costs during 2005.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Internal Investigation

Subsequent to the issuance of our condensed consolidated financial statements for the three months ended March 31, 2004, the Company, with the oversight and approval of the Audit Committee of our Board of Directors, initiated an investigation of the financial results of one of our operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”).  The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and overaccruals of amounts of contingent consideration due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been recognized as additional goodwill of the acquired business.  As a result, our condensed consolidated financial statements for the three months ended March 31, 2003 and 2004, and our condensed consolidated balance sheet at December 31, 2003, have been restated from the amounts previously reported.  In addition, we intend to restate the financial statements for the years ended December 31, 2001, 2002 and 2003 in our 2004 Annual Report on Form 10-K and we intend to restate the quarterly period ended June 30, 2004 in our Form 10-Q/A Amendment No. 1.

As described in our critical accounting policies, revenue is recognizable when each of the following conditions is met:  persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured.  We have identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  As a result, the revenue previously recognized that did not meet all the revenue recognition conditions above has been reversed, resulting in a downward adjustment to certain asset accounts, or the recognition of a customer liability or deferred revenue if the customer has paid the invoices related to the reversed revenue.  Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred.  In addition, we have evaluated the direct costs related to deferred revenue and have determined to continue to include the direct costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs.  The following table identifies the revenue adjustments by issue that will be reflected in the restated financial statements for the annual periods ended December 31, 2001, 2002, and 2003 and for the three months ended March 31 and June 30, 2004:

(In Thousands)	Year Ended Dec. 31, 2001	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2003	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Total Adjustment Through June 30, 2004
Asset accounts	$(887)	$(267)	$133	$(2,771)	$37	$(3,755)
Customer liability, net	(675)	(593)	(2,631)	(1,474)	693	(4,680)
Deferred revenue, net	(1,745)	(1,752)	(3,817)	(638)	(233)	(8,185)
Total Net Revenue Adjustment	$(3,307)	$(2,612)	$(6,315)	$(4,883)	$497	$(16,620)

Asset accounts:

Represents the reversal of previously recognized revenue through the downward adjustment of certain asset accounts where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  To the extent that the write-down relates to performed services that exceeded the contractual funding limitation, a portion of the revenue may be recognized in future periods upon customer authorization.

Customer liability, net:

The Operating Subsidiary in certain instances recognized revenue for services that were never performed. The customers were invoiced for the non-performed services and collection of the invoices has occurred.  A portion of the customer liability may be recognized as revenue in future periods upon successful completion of services or negotiations with the Operating Subsidiary’s customer(s).  Remaining customer liability balances will be extinguished through either customer refund or applying such remaining customer liability against future provided services.

Deferred revenue, net:

The Operating Subsidiary recognized revenue for performed services although the related contractually required services designed to meet customer-specific acceptance provisions (i.e. quality standards) were not performed.  The customers were invoiced for the performed services and collection of the invoices has occurred.  However, by not complying with the contract, the Operating Subsidiary is unable to reasonably demonstrate that the performed services met the required quality standard(s).  This has resulted in the deferral of revenue for performed services for which acceptance is contingent upon meeting the required quality standard(s).  The Operating Subsidiary will recognize the revenue for performed services upon obtaining explicit acceptance from the customer(s).  In the event customer acceptance is not obtained, the deferred revenue will be reclassified to a customer liability.  The customer liability will be extinguished through either customer refund or applying such remaining customer liability against future provided services.

The investigation identified certain expenses of the Operating Subsidiary that were not properly recorded in the Operating Subsidiary’s consolidated statement of operations.  Certain former members of the Operating Subsidiary’s management allegedly diverted expenses to entities they controlled, but that are unrelated to the Company, resulting in the omission of the related expenses from the Operating Subsidiary’s and, as a result, our previously reported financial results.  We have identified the unrecorded expenses and have recorded them in the period the expenses were incurred as an adjustment to selling, general and administrative expense.  A liability for such an amount has been recorded in other long-term obligations in the restated financial statements.  The liability will be eliminated at such time we recover any contingent consideration overpayments paid to the former owners of the Operating Subsidiary, as discussed below.

The revenue recognition and expense omission issues affected previously paid contingent consideration related to the acquisition of the Operating Subsidiary.  As a result of the structure of the acquisition agreement, the former owners of the Operating Subsidiary had the opportunity to earn additional purchase consideration for the twelve-month periods ended February 28, 2002, February 28, 2003 and February 29, 2004 (the “Earn-out Period(s)”) based on earnings before interest and taxes of the Operating Subsidiary, in excess of designated thresholds, calculated in accordance with accounting principles generally accepted in the United States of America for each respective period (the “Earn-out Agreement”).  Based on the findings of the investigation, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-out Period(s) resulting in overpayments and overaccruals under the provisions of the Earn-out Agreement that otherwise would not have been made.  We have expensed the contingent consideration overpayments in the financial statements in the periods in which they were paid, resulting in expense of $8.6 million, $7.2 million and $10.2 million for the years ended December 31, 2002 and 2003, and the quarter ended September 30, 2004, respectively.  These amounts had previously been accrued as contingent consideration and an addition to goodwill. We have reversed these accruals and related goodwill in the periods originally recorded.  We will record a gain in future periods to the extent such contingent consideration overpayments are recovered.

Restating the financial statements for the revenue recognition, expense omission and contingent consideration overpayment issues results in an adjustment to the provision for income taxes and to certain other balance sheet tax accounts for the periods restated.

The following tables represent restated financial information from the amounts previously reported for the years ended December 31, 2001, 2002 and 2003 and for the quarters ended March 31, 2003 and 2004 (in thousands, except per share data):

BALANCE SHEET INFORMATION

(All Periods Presented Unaudited)

	At December 31, 2001		At December 31, 2002		At December 31, 2003		At March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)		(Item 1)		(Item 1)
Accounts and Notes Receivable, Net	$78,411	$78,164	$70,241	$69,800	$67,873	$63,522	$74,628	$65,669

Income Tax Receivable	NC	NC	$—	$2,406	$—	$3,000	$—	$3,139

Goodwill	$298,519	$293,475	$317,256	$305,026	$324,305	$307,913	$333,692	$308,767

Total Assets	$463,071	$457,780	$467,607	$456,887	$470,273	$452,530	$488,546	$457,801

Accounts Payable and Accrued Liabilities	$43,802	$39,645	$51,739	$49,001	$52,054	$52,375	$54,696	$46,494

Income Tax Payable	$4,588	$3,258	$180	$—	$2,186	$—	$4,003	$—

Deferred Income Taxes	NC	NC	$11,679	$7,873	$18,084	$11,753	$19,533	$13,202

Long-term Customer Liability	$—	$615	$—	$1,255	$—	$1,862	$—	$1,878

Deferred Revenue	$—	$1,558	$—	$3,337	$—	$5,135	$—	$5,392

Other Long-term Obligations	$18,005	$18,567	$5,290	$6,518	$7,839	$9,306	$8,163	$9,632

Retained Earnings	$69,137	$66,598	$96,969	$87,244	$119,236	$101,225	$124,236	$103,288

Total Stockholdes’ Equity	$271,173	$268,634	$302,676	$292,951	$311,088	$293,077	$317,002	$296,054

Item 1: Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 4 to the condensed consolidated financial statements.

Item 2: NC denotes no change from the previously reported amount.

STATEMENT OF OPERATIONS INFORMATION

(All Periods Presented Unaudited)

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)
Revenue	$98,464	$97,357	$101,759	$96,876

Gross Profit	$38,537	$37,430	$41,397	$36,514

Selling, General & Administrative Expenses	$23,793	$23,831	$31,388	$31,397

Income From Continuing Operations Before Income Taxes	$13,324	$12,179	$9,145	$4,253

Provision for Income Taxes	$5,329	$4,873	$3,658	$1,701

Income From Continuing Operations	$7,995	$7,306	$5,487	$2,552

Net Income	$8,179	$7,490	$5,000	$2,065

Net Income Per Common Share
Basic
Continuing Operations	$0.47	$0.43	$0.34	$0.16

Total	$0.48	$0.44	$0.31	$0.13

Diluted
Continuing Operations	$0.46	$0.42	$0.33	$0.16

Total	$0.47	$0.43	$0.30	$0.13

Item 1: Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 4 to the consolidated financial statements.

STATEMENT OF OPERATIONS INFORMATION

(All Periods Presented Unaudited)

	Year Ended December 31, 2001		Year Ended December 31, 2002		Year Ended December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)		(Item 1)
Revenue	$400,201	$396,894	$381,156	$378,544	$384,474	$378,159

Gross Profit	$151,323	$148,016	$144,146	$141,534	$149,720	$143,405

Selling, General & Administrative Expense	$92,010	$92,572	$93,578	$94,245	$98,770	$99,008

Contingent Consideration Overpayments	$—	$—	$—	$8,605	$—	$7,223

Income (Loss) From Continuing Operations Before Income Taxes	$(21,429)	$(25,298)	$43,712	$31,828	$46,994	$33,218

Provision for Income Taxes	$70	$(1,260)	$16,611	$11,920	$18,798	$13,294

Income (Loss) From Continuing Operations	$(21,499)	$(24,038)	$27,101	$19,908	$28,196	$19,924

Net Income (Loss)	$(18,149)	$(20,688)	$27,832	$20,639	$27,353	$19,081

Net Income (Loss) Per Common Share
Basic
Continuing Operations	$(1.28)	$(1.44)	$1.57	$1.15	$1.71	$1.21

Total	$(1.08)	$(1.24)	$1.61	$1.19	$1.66	$1.16

Diluted
Continuing Operations	$(1.28)	$(1.44)	$1.54	$1.13	$1.70	$1.20

Total	$(1.08)	$(1.24)	$1.58	$1.17	$1.65	$1.15

Item 1: Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 4 to the condensed consolidated financial statements.

STATEMENT OF CASH FLOW INFORMATION

(All Periods Presented Unaudited)

	Year Ended December 31, 2002		Year Ended December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)
Net cash provided by operating activities from continuing operations	$64,429	$55,824	$59,412	$52,189

Net cash used in investing activities from continuing operations	$(43,154)	$(34,549)	$(26,184)	$(18,961)

Item 1: Amounts as previously reported after giving effect to adjustments required to reflect the Company's discontinued operations discussed in Note 4 to the condensed consolidated financial statements.

The above cash flow categories are impacted as a result of restating the contingent consideration overpayments previously discussed from cash paid for acquisitions (included in net cash used in investing activities from continuing operations) to cash provided by operating activities from continuing operations as a period expense.  The cash flow restatement impact of contingent consideration overpayments and related expense was limited to the three and twelve months ended December 31, 2002 and the three and nine months ended September 30, 2003.

The following discussion should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Report on Form 10-Q/A.  In addition, the following discussion gives effect to the restatement adjustments discussed above.

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

Since the IPO and through March 31, 2004, we have acquired 65 companies and divested 17 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint, located in Emeryville and Los Angeles, California, provides economic, financial, and forensic accounting services to law firms, corporations and government agencies.  KeyPoint will join our legal consulting service offering and will be reported in the Healthcare, Regulatory and Legal Compliance segment.  Once integrated into the Company’s current legal consulting service offering, Keypoint is expected to contribute to earnings after related intangible amortization and acquisition financing costs during 2005.

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups.  The asset groups to be divested include the Direct Mail operations, previously reported in our Information Management and Distribution segment, and two medical records management operations that were reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups incurred losses, net of tax, of $0.8 million for the full year ended December 31, 2003.  During the quarter ended June 30, 2004, we completed the sale of one of the medical records management operations.  The divestiture of the other medical records management operation and the Direct Mail operations were completed during the quarter to end September 30, 2004.  We have reclassified related operating assets as available for sale during the current quarter.  Any gain or loss on disposition will be recorded during the period of sale, but we expect all disposition activities to conclude within 12 months of formalizing the plan.  The expected impairment losses, net of any excepted gain or loss on disposition related to these activities, which have yet to be finalized, are estimated to be between $1.5 million and $2.5 million, net of taxes.  The asset groups’ operating results are classified as discontinued operations.  See Note 4, Discontinued Operations, of Notes to Condensed Consolidated Financial Statements, for a more detailed discussion, including the adjustments that were recorded during the current quarter.

Basis for Management Discussion and Analysis

The following discussion and analysis focuses on the results of operations and financial condition from the Company’s continuing operations for all periods presented.

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

In addition, except for the restatement issues identified above, the condensed consolidated financial statements included in Item 1 “Financial Statements”, should be read in conjunction with our consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue and income from continuing operations before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for our consolidated financial statements.  The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. In conjunction with statement out-flow, we provide full-service printing and direct mail services. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government.  For the three months ended March 31, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $47.0 million and $47.5 million of recurring revenue, respectively, and $7.0 million and $4.9 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, managed care compliance reviews, class action claims administration, and professional economic research and litigation services. For the three months ended March 31, 2003 and 2004, revenue in the Healthcare Regulatory and Legal Compliance segment consisted of approximately $14.3 million and $13.8 million of recurring revenue, respectively, and $29.0 million and $30.7 million of project revenue, respectively.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

	Three Months Ended March 31,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$97,357	100.0%	$96,876	100.0%
Gross Profit	37,430	38.4%	36,514	37.7%
SG&A	23,831	24.5%	31,397	32.4%
Operating income	13,510	13.9%	5,028	5.2%
Income from continuing operations before income taxes	12,179	12.5%	4,253	4.4%
Income from continuing operations	7,306	7.5%	2,552	2.6%

Revenue

Our operations generated revenues of $96.9 million for the three months ended March 31, 2004, a decrease of 0.5% compared to the same period in 2003. Project revenue accounted for $35.6 million or 36.8% of revenue in the current quarter compared to $36.0 million or 37.0% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment decreased 3.0% from $54.0 million for the three months ended March 31, 2003 to $52.4 million for the three months ended March 31, 2004.  Project revenue accounted for 9.4% of segment revenue in the first quarter of 2004 compared to 13.1% for the same period in 2003.  Seasonal statement processing volumes, which increased $1.1 million, or 11.3%, compared to the prior year, were more than offset by overall lower volumes in our information management service offering of $2.7 million (principally related to government projects).

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 2.6% from $43.3 million for the three months ended March 31, 2003 to $44.5 million for the three months ended March 31, 2004. Project revenue accounted for 69.0% of segment revenue in the first quarter of 2004 and 66.8% for the same period in 2003.  The increase in revenue was primarily a result of higher project revenue within our class action claims administration service offering, which increased 39%, or $2.4 million, compared to the prior year, partially offset by lower volumes in our medical coding and release of medical information service offerings due to increased competition.

Gross profit

Gross profit decreased 2.4% from $37.4 million, or 38.4% of revenue, for the three months ended March 31, 2003 to $36.5 million, or 37.7% of revenue, for the three months ended March 31, 2004.  The decline in gross margin is due in part to the lower revenue in our Information Management and Distribution reportable segment.  As discussed in “Internal Investigation” above, certain revenue previously recognized at an Operating Subsidiary in our Information Management and Distribution segment has been reversed or deferred to future periods as certain revenue recognition criteria, as applied to certain customer contracts, were not met.  However, the costs associated with the adjusted revenue continue to be reported in the period incurred.  As a result of the adjusted revenue, gross margin was negatively impacted 0.7% during the three months ended March 31, 2003 and 3.0% the three months ended March 31, 2004.

Factors contributing to the lower gross profit were higher facilities costs of approximately $0.9 million related to the opening of new production facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and higher bad debt expense of approximately $0.3 million.  A reduction in personnel related costs, as a percentage of revenue, partially offset the factors discussed above.  Personnel related costs, as a percentage of revenue, decreased from 45.2% in the prior year quarter to 42.6% in the current quarter. The improvement is primarily related to our productivity and technology initiatives, such as high-speed scanners, offshore production and pay for performance compensation plans.

Selling, general and administrative expenses

SG&A increased 31.7% from $23.8 million, or 24.5% of revenue, for the three months ended March 31, 2003 to $31.4 million, or 32.4% of revenue, for the three months ended March 31, 2004. The increase in SG&A expense is largely attributable to the costs associated with the settlement of a significant legal matter in the Information Management and Distribution segment during the quarter of approximately $3.9 million, higher personnel related costs of approximately $1.8 million associated with our investments in sales and technology resources that began in 2003 and other professional fees of approximately $0.6 million.

Income from continuing operations before income taxes

Income from continuing operations before income taxes decreased 65.1% from $12.2 million, or 12.5% of revenue, for the three months ended March 31, 2003 to $4.3 million, or 4.4% of revenue, for the three months ended March 31, 2004.  The decline was largely attributable to the decline in gross profit and increased SG&A expenses discussed above, partially offset by lower interest expense.  Interest expense decreased $0.8 million compared to the prior year due to lower balances on long-term obligations, a lower interest rate environment, and the expiration of our interest rate hedge on March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had $45.9 million of working capital, including $4.2 million of cash. Working capital at December 31, 2003 was $36.6 million, including $2.1 million of cash. For the first three months of 2004, cash provided by operating activities was $0.4 million compared to $9.4 million for the same period in 2003.  Factors contributing to the decline in operating cash flow consisted of slower cash collections during the current year quarter, higher annual incentive compensation payments compared to the prior year quarter and the receipt of income tax refunds of $2.3 million in the prior year quarter.  Days sales outstanding increased two business days during the quarter to 43 business days at March 31, 2004 compared to 41 business days at December 31, 2003.

For the three months ended March 31, 2004, investing activities consisted of acquisitions of property, plant and equipment of $3.3 million and net acquisition related payments of $0.4 million representing the settlement of contingent consideration on a past acquisition. Not all of the periods applicable for contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements.  If all contingent consideration targets under the current agreements were achieved, the maximum amount of consideration to be paid would be $9.4 million, with approximately $4.1 million to be paid in 2004 and approximately $5.3 million to be paid in 2005. In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $9.4 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $7.7 million of the $9.4 million potential liability in common stock with final valuation determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.  These amounts exclude the contingent consideration overpayments discussed above in “Internal Investigation”.

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2004.  Payments of $87.7 million on our line of credit were more than offset by net proceeds borrowed from our line of credit of $92.7 million and net proceeds from common stock issuances of $0.1 million.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

In April 2001, we entered into a line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”). Under this agreement, we could from time to time borrow up to $297.5 million through April 2, 2004, subject to certain financial covenants and ratios. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services, among other factors.

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

As a result of our internal investigation, more fully described above in “Internal Investigation”, we were unable to file our September 30, 2004 Quarterly Report on Form 10-Q within the timeframe prescribed by the Securities Exchange Act of 1934.  The failure to timely file the September 30, 2004 Quarterly Report on Form 10-Q resulted in a default under the 2001 Credit Agreement.  We entered into a waiver agreement on November 12, 2004 with the lenders party to the 2001 Credit Agreement.  Pursuant to the terms of the waiver agreement, the lenders agreed, among other things, to waive any default under the 2001 Credit Agreement that resulted from potential non-compliance with a designated fixed charge coverage ratio, and our failure to timely file our Quarterly Report on Form 10-Q for the September 30, 2004 quarter.  The waiver agreement also provides that during the period that the waiver agreement is in effect, the outstanding principal amount of the loans under the 2001 Credit Agreement may not exceed $112,000,000. The waiver agreement was to expire on March 15, 2005; however, on March 15, 2005, we entered into an Extension and Modification of Waiver to Credit Agreement, which extended such waiver through March 23, 2005.  The foregoing summary of the Extension and Modification and Waiver to Credit Agreement is qualified by and should be read in connection with the actual text of the Extension and Modification of Waiver to Credit Agreement, which is referenced as Exhibit 10.1 to this Quarterly Report.

We are currently working with our lenders to approve an amendment to the 2001 Credit Agreement that would allow for the exclusion of certain contingent consideration overpayments to the former owners of the Operating Subsidiary, as described more fully above in “Internal Investigation” and in Note 2 to the condensed consolidated financial statements, from the definition of Earnings Before Interest, Depreciation and Amortization (“EBITDA”). Pursuant to the terms of the Company’s 2001 Credit Agreement, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is used in calculating certain leverage and fixed cost coverage ratios. The Company exceeded the allowable leverage ratio of 2.5 times for the quarters ended June 30, 2004 and September 30, 2004 as a result of the earn-out overpayments, previously discussed.  This has resulted in a default under the 2001 Credit Agreement.  As a result, the Company has classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet, until such time as an appropriate amendment is in place.  The Company is currently working with its lenders to secure such an amendment and it is anticipated that this amendment will soon become effective. In any event, as the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified as a Current Maturity on and after April 1, 2005.

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

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,390,176 shares were available as of March 31, 2004; however, such registration statement may require amendment prior to use.

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

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represented approximately 33% of total 2003 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer’s volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represented the remaining 67% of total 2003 revenues and typically occurs within our Information Management and Distribution segment.

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

Long-Lived Asset Impairment.  As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow based on the difference between the carrying value and fair value.  At March 31, 2004, no events were evident that required valuation for potential impairment.

Goodwill Impairment.  On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Our annual impairment test is performed at October 31.  The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill is tested at a reporting unit level rather than the individual operating unit level. A reporting unit is either at the operating segment level or one reporting level below and could consists of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (Income Approach) and the fair value of a reporting unit as compared to similar publicly traded companies (Market Approach). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors. Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets. Therefore, an impairment charge resulting from goodwill or other intangible assets could result in a material adverse impact on our financial statements during the period incurred.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the actual final costs of our internal investigation, the Company’s ongoing SEC investigation, the potential impairment of our ability to enter into government contracts as a result of the conduct that was the subject of our investigation, remediation costs relating to our investigation, the potential customer impact of the results of our investigation, the effect of our investigation and financial statement restatement on the trading price of our stock, the risk of integrating our operating companies, of managing our rapid growth, of the timing and magnitude of technological advances, of the occurrences of future events that could diminish our customers’ needs for our services, of a change in the degree to which companies continue to outsource business processes, of an adverse outcome in any given legal proceeding or claim, of the denial of insurance on a particular claim or of a party obligated to provide indemnification being financially unable to do so, as well as such other risks set forth under the heading Risk Factors included in our most recent annual report on Form 10-K.

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

The Company maintains disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which have been designed to help ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e., Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis and that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, and filed accurately and on a timely basis.  In light of the events giving rise to the Company’s restatement, more fully described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to the condensed consolidated financial statements, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in alerting them, in an accurate and timely fashion, to material information relating to the revenue and operating expenses of the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

We have restated the condensed consolidated financial statements for the three months ended March 31, 2003 and 2004.  In addition, we will restate the consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 in our 2004 Annual Report on Form 10-K.  The restated financial results address the accounting errors described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of the notes to the consolidated financial statements that were identified during the course of the investigation into the financial results of the Operating Subsidiary.  The circumstances giving rise to these accounting errors were reported to our Audit Committee and Independent Registered Public Accounting Firm.  The restatement of our operating results is an indicator of a material weakness under standards established by the Public Company Accounting Oversight Board. The Company’s investigation identified the following issues, which collectively were a material weakness in our internal control over financial reporting which were found to have existed as of March 31, 2004:

•      Certain employees of the Operating Subsidiary responsible for the internal control processes at the Operating Subsidiary either colluded with or coerced individuals to override the internal controls related to the following processes:

•      Billing and revenue recognition.

•      Contractual compliance.

•      Change management controls over the IT environment, specifically with regard to software programs designed to calculate customer invoicing and revenue recognition.

•      Monitoring of non-system generated journal entries of the Operating Subsidiary that were recorded by those individuals involved in the activities mentioned above.

In connection with the restatement of our operating results, we reviewed the circumstances giving rise to the restatement, and determined that the following actions were required to correct the underlying material weaknesses giving rise to the restatement:

•     Terminate certain individuals involved in overriding the internal controls at the Operating Subsidiary and replace them with new management.

•     Perform a review and make improvements to the production and revenue accounting systems affecting our revenue accounting and customer invoicing at the Operating Subsidiary.

•     Further segregate internal control responsibilities of the Operating Subsidiary through the centralization of accounting related functions into the Company’s corporate accounting department.

•     Establish additional monitoring controls and procedures regarding compliance with the Company’s customer arrangements.

•     Increase Internal Audit’s company-wide testing of internal controls related to customer invoicing and revenue recognition to help ensure the internal controls are operating as designed.

•      The addition of a company-wide contract compliance function.

(b) Changes in internal controls

The changes to internal control over financial reporting described above were either implemented in the fourth quarter of 2004 or, in the case of the addition of a company-wide contract compliance function, is in the process of being implemented.   Except as described above, there has been no other significant change in our internal control over financial reporting during the quarter ended March 31, 2004, which materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business. The following is a description for the most significant legal matters that we are involved in. In the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated from providers after the Termination Date who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of approximately $1.8 million plus prejudgment and post judgment interest, which equates to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in our 2002 results. Post judgment interest accrues at a statutory 9% rate. We appealed this ruling and oral arguments for our appeal were heard on February 24, 2004.  On May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.  Subsequent to the period covered by this Report, we paid such judgment and interest.

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

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleged that one of our subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of our subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff at various times alleged damages ranging from “in excess of $2.5 million,” to approximately $20 million.  This matter was settled prior to trial, the terms of which settlement are confidential.  The settlement and related legal costs impacted our first quarter 2004 pre-tax earnings by approximately $3.9 million.  Furthermore, the impact of the settlement and related legal costs on our 2004 operating cash flow will be approximately $5.7 million, before consideration of taxes.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which we asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the

“Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, we additionally filed claims against the sellers’ accountants and the two sellers filed claims against us; however, in February 2004, the judge in the Sacramento Action dismissed our claims against the sellers’ accountants. The sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers’ allege damages of approximately $1.5 million. We asserted damages in excess of $8 million.  Subsequent to the period covered by this Report, the parties settled this matter on mutually acceptable terms consistent with previous amounts accrued.

Item 6.                   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.1*

Membership Interest Purchase Agreement by and among SOURCECORP, Incorporated, Keypoint I Acquisition Corp., Keypoint Consulting LLC and the Members of the Company dated as of April 15, 2004 (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004)

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1

Extension and Modification of Waiver to Credit Agreement, effective March 15, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 16, 2005).

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

SOURCECORP, INCORPORATED

Date: March 23, 2005	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: March 23, 2005	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*

Membership Interest Purchase Agreement by and among SOURCECORP, Incorporated, Keypoint I Acquisition Corp., Keypoint Consulting LLC and the Members of the Company dated as of April 15, 2004 (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2004)

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1

Extension and Modification of Waiver to Credit Agreement, effective March 15, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 16, 2005).

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