Form 10-Q/A
period 2004-06-30
SOURCECORP INC
filed 2005-03-24
CIK 936931

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

FORM 10-Q/A

QUARTERLY PERIOD ENDED JUNE 30, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend the Company’s quarterly report on Form 10-Q, which was originally filed on August 9, 2004, to give effect to the restatement of the Company’s condensed consolidated financial statements as discussed in Note 2 to the condensed consolidated financial statements.

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

Based on the results of such investigation, it was determined that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and overaccruals of amounts of contingent consideration due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been recognized as additional goodwill of the acquired business.  In connection with the restatement, the Company has expensed such contingent consideration overpayments and adjusted goodwill and the related accrued liability (See Note 2 to the condensed consolidated financial statements).  As a result, the condensed consolidated financial statements for the three months and six months ended June 30, 2003 and 2004 are being restated from the amounts previously reported.  In addition, the Company intends to restate the financial statements for the years ended December 31, 2001, 2002 and 2003 in its 2004 Annual Report on Form 10-K.

Except for changes relating to or resulting from the investigation discussed in Note 2 to the condensed consolidated financial statements, this quarterly report does not reflect transactions or events after the date of the initial filing of this Form 10-Q unless specifically indicated otherwise.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q/A FOR THE PERIOD ENDED JUNE 30, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets — December 31, 2003 and June 30, 2004 (unaudited), as restated

Condensed Consolidated Statements of Operations — Three and six months ended June 30, 2003 and 2004 (unaudited), as restated

Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2003 and 2004 (unaudited), as restated

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	June 30, 2004
	(As restated, see Note 2)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,097	$5,436
Accounts and notes receivable, less allowance for doubtful accounts of $6,843 and $6,684, respectively	63,522	77,286
Inventories	933	796
Deferred income taxes	6,072	6,402
Income tax receivable	3,000	1,261
Prepaid expenses and other current assets	4,318	5,281
Assets of discontinued operations	14,658	9,718
Total current assets	94,600	106,180
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,393 and $54,509, respectively	35,902	38,149
GOODWILL	307,913	321,475
INTANGIBLES, net of amortization of $709 and $1,110, respectively	3,731	5,494
OTHER NONCURRENT ASSETS	10,384	10,234
Total assets	$452,530	$481,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,375	$45,736
Current maturities of long-term obligations	209	103,113
Liabilities of discontinued operations	5,423	3,862
Total current liabilities	58,007	152,711
LONG-TERM OBLIGATIONS, net of current maturities	73,390	1,758
DEFERRED INCOME TAXES	11,753	14,294
LONG-TERM CUSTOMER LIABILITY	1,862	3,395
DEFERRED REVENUE	5,135	7,237
OTHER LONG-TERM OBLIGATIONS	9,306	9,686
Total liabilities	159,453	189,081
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,150,184 and 15,806,244 shares issued and 16,094,156 and 15,750,216 shares outstanding at December 31, 2003 and June 30, 2004, respectively	162	158
Additional paid-in-capital	194,999	195,528
Retained earnings	101,225	103,306
	296,386	298,992
Less—Treasury stock, at cost, 56,028 shares	(982)	(982)
Less—Deferred compensation	(2,327)	(5,559)
Total stockholders’ equity	293,077	292,451
Total liabilities and stockholders’ equity	$452,530	$481,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(As restated, see Note 2)		(As restated, see Note 2)
	(Unaudited)		(Unaudited)
REVENUE	$91,256	$97,947	$188,613	$194,823
COST OF SERVICES	54,402	58,194	111,241	115,335
DEPRECIATION	3,044	2,983	6,132	6,204
Gross profit	33,810	36,770	71,240	73,284
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	23,993	24,414	47,824	55,811
AMORTIZATION	88	312	177	401
Operating income	9,729	12,044	23,239	17,072
OTHER (INCOME) EXPENSE:
Interest expense	1,005	698	2,415	1,357
Interest income	(4)	(5)	(257)	(9)
Other (income) expense, net	(325)	253	(151)	373
Income from continuing operations before income taxes	9,053	11,098	21,232	15,351
PROVISION FOR INCOME TAXES	3,623	4,439	8,496	6,140
INCOME FROM CONTINUING OPERATIONS	5,430	6,659	12,736	9,211
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(347)	(1,813)	(163)	(2,300)
NET INCOME	$5,083	$4,846	$12,573	$6,911
NET INCOME PER COMMON SHARE
BASIC
Continuing Operations	$0.33	$0.42	$0.76	$0.57
Discontinued Operations	(0.02)	(0.12)	(0.01)	(0.14)
Total	$0.31	$0.30	$0.75	$0.43
DILUTED
Continuing Operations	$0.33	$0.41	$0.76	$0.56
Discontinued Operations	(0.02)	(0.11)	(0.01)	(0.14)
Total	$0.31	$0.30	$0.75	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,319	16,014	16,762	16,055
DILUTED	16,381	16,374	16,804	16,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2003	2004
	(As restated, see Note 2)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$12,736	$9,211
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	6,309	6,605
Deferred income taxes	4,023	3,153
Compensation expense on restricted stock grants	86	1,120
(Gain) loss on sale of property, plant and equipment	(344)	125
Change in operating assets and liabilities:
Accounts and notes receivable	5,576	(12,935)
Inventories, prepaid expenses and other assets	173	(332)
Accounts payable and accrued liabilities	9,453	(1,784)
Net cash provided by operating activities from continuing operations	38,012	5,163
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,454)	(8,339)
Proceeds from disposition of property, plant and equipment	369	21
Proceeds from divestitures	—	750
Cash paid for acquisitions, net of cash acquired	(3,044)	(14,958)
Net cash used in investing activities from continuing operations	(9,129)	(22,526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	9	389
Cash paid for common stock repurchased	(18,091)	(9,298)
Proceeds from long-term obligations	111,946	174,634
Principal payments on long-term obligations	(125,101)	(143,510)
Cash paid for debt issuance costs	(305)	—
Net cash (used in) provided by financing activities from continuing operations	(31,542)	22,215

Net cash provided by (used in) operating activities from discontinued operations	2,164	(1,513)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(495)	3,339
CASH AND CASH EQUIVALENTS, beginning of period	3,217	2,097
CASH AND CASH EQUIVALENTS, end of period	$2,722	$5,436
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$1,115	$609
Interest	$2,229	$1,352
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$40	$147
Restricted stock grants (164,300 and 177,300 shares, respectively)	$2,949	$4,486
Common stock issued related to business acquisitions (20,268 and 0 shares, respectively)	$(94)	$—
Common stock accrued related to business acquisitions (0 and 9,623 shares, respectively)	$—	$261

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed in Note 2) necessary to fairly present the Company’s financial position as of June 30, 2004, and results of operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

2. Restatement

Subsequent to the issuance of its condensed consolidated financial statements for the three and six months ended June 30, 2004, the Company, with the oversight and approval of the Audit Committee of the Board of Directors, initiated an investigation of the financial results of one of the Company’s operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”).  The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and overaccruals of amounts of contingent consideration due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been recognized as additional goodwill of the acquired business.  As a result, the condensed consolidated financial statements for the three months and six months ended June 30, 2003 and 2004, and the condensed consolidated balance sheet at December 31, 2003, have been restated from the amounts previously reported.  In addition, the Company intends to restate the financial statements for the years ended December 31, 2001, 2002, and 2003 in its 2004 Annual Report on Form 10-K.

As described in the Company’s summary of significant accounting policies, revenue is recognizable when each of the following conditions is met:  persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured.  The investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  As a result, the revenue previously recognized that did not meet all the revenue recognition conditions mentioned above has been reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue, if the customer has paid the invoices related to the reversed revenue.   Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred.  In addition, the Company has evaluated the direct costs related to deferred revenue and has determined to continue to include the costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs.  The following table identifies the revenue adjustments by issue that are reflected in the restated financial statements for the three months and six months ended June 30, 2003 and 2004:

(In Thousands)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Asset accounts	$(36)	$(171)	$37	$(2,734)
Customer liability, net	(289)	(661)	692	(781)
Deferred revenue, net	(593)	(1,193)	(232)	(871)
Total Net Revenue Adjustment	$(918)	$(2,025)	$497	$(4,386)

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

The revenue recognition and expense omission issues affected previously paid contingent consideration related to the acquisition of the Operating Subsidiary.  As a result of the structure of the acquisition agreement, the former owners of the Operating Subsidiary had the opportunity to earn additional purchase consideration for the twelve-month periods ended February 28, 2002, February 28, 2003 and February 29, 2004 (the “Earn-out Period(s)”) based on earnings before interest and taxes of the Operating Subsidiary, in excess of designated thresholds, calculated in accordance with accounting principles generally accepted in the United States of America for each respective period (the “Earn-out Agreement”).  Based on the findings of the Company’s investigation, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-out Period(s) resulting in overpayments and overaccruals made by the Company under the provisions of the Earn-out Agreement that otherwise would not have been made.  The Company has expensed the contingent consideration overpayments in the financial statements in the period(s) in which they were paid.  These amounts had previously been accrued as contingent consideration and an addition to goodwill.  The Company has reversed these accruals and related goodwill in the periods originally recorded.  The Company will record a gain in future periods to the extent such contingent consideration overpayments are recovered.

Restating the financial statements for the revenue recognition, expense omission and contingent consideration overpayment issues results in an adjustment to the provision for income taxes and to certain other balance sheet tax accounts for the periods restated.

A summary of the significant effects of the restatement are as follows (in thousands, except per share data):

BALANCE SHEET INFORMATION

(All Periods Presented Unaudited)

	At December 31, 2003		At June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)
Accounts and Notes Receivable, Net	$67,873	$63,522	$82,385	$77,286

Income Tax Receivable	$—	$3,000	$—	$1,261

Goodwill	$324,305	$307,913	$346,400	$321,475

Total Assets	$470,273	$452,530	$510,295	$481,532

Accounts Payable and Accrued Liabilities	$52,054	$52,375	$53,929	$45,736

Current Maturities of Long-term Obligations	NC	NC	$232	$103,113

Income Tax Payable	$2,186	$—	$5,686	$—

Long-term Obligations, Net of Current Maturities	NC	NC	$104,639	$1,758

Deferred Income Taxes	$18,084	$11,753	$20,625	$14,294

Long-term Customer Liability	$—	$1,862	$—	$3,395

Deferred Revenue	$—	$5,135	$—	$7,237

Other Long-term Obligations	$7,839	$9,306	$8,215	$9,686

Retained Earnings	$119,236	$101,225	$123,962	$103,306

Total Stockholders’ Equity	$311,088	$293,077	$313,107	$292,451

Item 1:   Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 4 to the consolidated financial statements.

Item 2:   NC denotes no change from the previously reported amount.

STATEMENT OF OPERATIONS INFORMATION

(All Periods Presented Unaudited)

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2004		Six Months Ended June 30, 2003		Six Months Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)				(Item 1)
Revenue	$92,174	$91,256	$97,450	$97,947	$190,638	$188,613	$199,209	$194,823

Gross Profit	$34,728	$33,810	$36,273	$36,770	$73,265	$71,240	$77,670	$73,284

Selling, General & Administrative Expense	$23,957	$23,993	$24,405	$24,414	$47,750	$47,824	$55,793	$55,811

Income From Continuing Operations Before Income Taxes	$10,007	$9,053	$10,610	$11,098	$23,331	$21,232	$19,755	$15,351

Provision for Income Taxes	$4,003	$3,623	$4,244	$4,439	$9,332	$8,496	$7,902	$6,140

Income From Continuing Operations	$6,004	$5,430	$6,366	$6,659	$13,999	$12,736	$11,853	$9,211

Net Income	$5,657	$5,083	$4,553	$4,846	$13,836	$12,573	$9,553	$6,911

Net Income Per Common Share:
Basic
Continuing Operations	$0.37	$0.33	$0.40	$0.42	$0.84	$0.76	$0.74	$0.57

Total	$0.35	$0.31	$0.28	$0.30	$0.83	$0.75	$0.60	$0.43

Diluted
Continuing Operations	$0.37	$0.33	$0.39	$0.41	$0.83	$0.76	$0.72	$0.56

Total	$0.35	$0.31	$0.28	$0.30	$0.82	$0.75	$0.58	$0.42

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income as reported	$5,083	$4,846	$12,573	$6,911
Add: Deferred compensation expense included in reported net income, net of related tax effect	55	320	55	652
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(909)	(676)	(1,738)	(1,585)
Proforma net income	$4,229	$4,490	$10,890	$5,978
Earnings per share:
Reported basic earnings per share	$0.31	$0.30	$0.75	$0.43
Proforma basic earnings per share	$0.26	$0.28	$0.65	$0.37
Reported diluted earnings per share	$0.31	$0.30	$0.75	$0.42
Proforma diluted earnings per share	$0.26	$0.27	$0.65	$0.36

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

At June 30, 2003 and 2004, approximately 3.7 million and 2.0 million, respectively, of common shares were not included in the diluted earnings per share calculation because they were anti-dilutive.  These potentially dilutive common shares may be dilutive to future earnings per share calculations.

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

During the third quarter of 2004, the Company completed the sale of the Direct Mail operations and the remaining medical records management operation, resulting in the recognition of a net pretax gain of $0.4 million.  In connection with these transactions, the Company received approximately $6.1 million of cash proceeds, net of transaction costs, approximately $1.5 million of 12 percent secured subordinated notes, which the Company fully reserved for related to the Direct Mail operations and $0.6 million of contingent consideration related to a contract renewal at the medical records management operation.

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

Summarized selected financial information for the discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
REVENUE	$9,596	$6,937	$20,657	$15,526
COST OF SERVICES	7,245	6,332	14,918	12,732
DEPRECIATION	423	128	871	529
Gross profit	1,928	477	4,868	2,265
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,522	1,735	5,162	4,346
AMORTIZATION	—	—	—	—
Operating loss	(594)	(1,258)	(294)	(2,081)
OTHER (INCOME) EXPENSE:
Interest and other expense (income), net	(15)	32	(22)	21
Loss on sale of asset groups	—	1,732	—	1,732
Loss from discontinued operations before income taxes	(579)	(3,022)	(272)	(3,834)
PROVISION FOR INCOME TAXES	(232)	(1,209)	(109)	(1,534)
LOSS FROM DISCONTINUED OPERATIONS	$(347)	$(1,813)	$(163)	$(2,300)

The assets and liabilities of the discontinued operations are stated separately on the condensed consolidated balance sheets.  The major asset and liability categories are as follows (in thousands):

	December 31, 2003	June 30, 2004
	(Unaudited)
ASSETS OF DISCONTINUED OPERATIONS
CURRENT ASSETS:
Accounts and notes receivable, net of allowance for doubtful accounts	$5,693	$4,069
Inventories	1,130	820
Prepaid expenses and other current assets	730	503
Total current assets	7,553	5,392
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	6,923	4,168
OTHER NONCURRENT ASSETS	182	158
Total assets of discontinued operations	$14,658	$9,718
LIABILITIES OF DISCONTINUED OPERATIONS
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,423	$3,862
Total liabilities of discontinued operations	$5,423	$3,862

5. Business Combinations

2004 Acquisition

On April 15, 2004, the Company acquired 100% of the membership interests of KeyPoint Consulting LLC (“KeyPoint”), located in Emeryville and Los Angeles, California.  The aggregate consideration paid during the second quarter for KeyPoint consisted of $13.7 million in cash. In addition, the former members of KeyPoint are eligible to receive up to an additional $1.5 million in cash less amounts used to offset indemnification claims, if any, for a breach of representations or warranties of the acquisition agreement. The allocation of the purchase price is set forth below (in thousands):

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

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2004	$175,945	$131,968	$307,913
Goodwill acquired	—	12,708	12,708
Additional contingent consideration and adjustments	348	506	854
Net balance as of June 30, 2004	$176,293	$145,182	$321,475

Intangibles:

	June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Intangibles
Customer Relationships	$4,283	$(773)	$3,510
Non-Compete Agreements	2,321	(337)	1,984
Total	$6,604	$(1,110)	$5,494

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

As of June 30, 2004, approximately $1.7 million of additional consideration is accrued of which $0.9 million is classified as accounts payable and accrued liabilities and is expected to be settled in cash and $0.8 million is classified as additional paid-in-capital and is expected to be settled in common stock with final valuation determined at date of issuance.

Not all of the periods applicable for earnout targets are completed and additional amounts may be payable in future periods under the terms of the agreements.  If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $7.1 million, including the $1.7 million accrued at June 30, 2004, with approximately $1.7 million to be paid in 2004 and approximately $5.4 million to be paid in 2005.  In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $7.1 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $5.3 million of the $7.1 million potential liability in common stock with final valuation for the number of shares to be determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.  These amounts exclude the contingent consideration overpayments disclosed in Note 2.

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

The Company measures segment profit as income from continuing operations before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$54,381	$43,566	$97,947
Income from continuing operations before income taxes	5,155	5,943	11,098

	THREE MONTHS ENDED JUNE 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$51,972	$39,284	$91,256
Income from continuing operations before income taxes	4,756	4,297	9,053

	SIX MONTHS ENDED JUNE 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$106,789	$88,034	$194,823
Income from continuing operations before income taxes	4,180	11,171	15,351

	SIX MONTHS ENDED JUNE 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$105,992	$82,621	$188,613
Income from continuing operations before income taxes	11,182	10,050	21,232

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

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of the Company’s wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated after the Termination Date from providers who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of approximately $1.8 million plus prejudgment and post judgment interest, which equated to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in the Company’s 2002 results. Post judgment interest accrues at a statutory 9% rate.  The Company appealed this ruling and oral arguments for our appeal were heard on February 24, 2004.  On May 4, 2004, the Court of

Appeals affirmed the Circuit Court’s judgment.

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

8. 2001 Credit Agreement

Pursuant to the terms of the Company’s 2001 Credit Agreement, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is used in calculating certain leverage and fixed cost coverage ratios. The Company exceeded the allowable leverage ratio of 2.5 times for the quarter ended June 30, 2004, as a result of the earn-out overpayments, previously discussed.  This has resulted in a default under the 2001 Credit Agreement.  As a result, the Company has classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet, until such time as an appropriate amendment is in place.  The Company is currently working with its lenders to secure such an amendment and it is anticipated that this amendment will soon become effective. In any event, as the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified as a Current Maturity on and after April 1, 2005.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Internal Investigation

Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended June 30, 2004, the Company, with the oversight and approval of the Audit Committee of our Board of Directors, initiated an investigation of the financial results of one of our operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”).  The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and overaccruals of amounts of contingent consideration due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been recognized as additional goodwill of the acquired business.  As a result, our condensed consolidated financial statements for the three months and six months ended June 30, 2003 and 2004, and our condensed consolidated balance sheet at December 31, 2003, have been restated from the amounts previously reported.  In addition, we intend to restate the financial statements for the years ended December 31, 2001, 2002 and 2003 in our 2004 Annual Report on Form 10-K.

As described in our critical accounting policies, revenue is recognizable when each of the following conditions is met:  persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured.  The investigation has identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  As such, the revenue previously recognized that did not meet all the revenue recognition conditions above has been reversed,  resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue, if the customer has paid the invoices related to the reversed revenue.  Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred.  In addition, we have evaluated the direct costs related to deferred revenue and have determined to continue to include the direct costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs.  The following table identifies the revenue adjustments by issue that will be reflected in the restated financial statements for the three months and six months ended June 30, 2003 and 2004:

(In Thousands)	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Asset accounts	$(36)	$(171)	$37	$(2,734)
Customer liability, net	(289)	(661)	692	(781)
Deferred revenue, net	(593)	(1,193)	(232)	(871)
Total Net Revenue Adjustment	$(918)	$(2,025)	$497	$(4,386)

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

The following tables represent restated financial information from the amounts previously reported as of and for the year ended December 31, 2003 and as of and for the three and six months ended June 30, 2003 and 2004 (in thousands, except per share data):

BALANCE SHEET INFORMATION

(All Periods Presented Unaudited)

	At December 31, 2003		At June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)
Accounts and Notes Receivable, Net	$67,873	$63,522	$82,385	$77,286

Income Tax Receivable	$—	$3,000	$—	$1,261

Goodwill	$324,305	$307,913	$346,400	$321,475

Total Assets	$470,273	$452,530	$510,295	$481,532

Accounts Payable and Accrued Liabilities	$52,054	$52,375	$53,929	$45,736

Current Maturities of Long-term Obligations	NC	NC	$232	$103,113

Income tax payable	$2,186	$—	$5,686	$—

Long-term Obligations, Net of Current Maturities	NC	NC	$104,639	$1,758

Deferred Income Taxes	$18,084	$11,753	$20,625	$14,294

Long-term Customer Liability	$—	$1,862	$—	$3,395

Deferred Revenue	$—	$5,135	$—	$7,237

Other Long-term Obligations	$7,839	$9,306	$8,215	$9,686

Retained Earnings	$119,236	$101,225	$123,962	$103,306

Total Stockholders’ Equity	$311,088	$293,077	$313,107	$292,451

Item 1:          Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 4 to the consolidated financial statements.

Item 2:          NC denotes no change from the previously reported amount.

STATEMENT OF OPERATIONS INFORMATION

(All Periods Presented Unaudited)

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2004		Six Months Ended June 30, 2003		Six Months Ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)				(Item 1)
Revenue	$92,174	$91,256	$97,450	$97,947	$190,638	$188,613	$199,209	$194,823

Gross Profit	$34,728	$33,810	$36,273	$36,770	$73,265	$71,240	$77,670	$73,284

Selling, General & Administrative Expense	$23,957	$23,993	$24,405	$24,414	$47,750	$47,824	$55,793	$55,811

Income From Continuing Operations Before Income Taxes	$10,007	$9,053	$10,610	$11,098	$23,331	$21,232	$19,755	$15,351

Provision for Income Taxes	$4,003	$3,623	$4,244	$4,439	$9,332	$8,496	$7,902	$6,140

Income From Continuing Operations	$6,004	$5,430	$6,366	$6,659	$13,999	$12,736	$11,853	$9,211

Net Income	$5,657	$5,083	$4,553	$4,846	$13,836	$12,573	$9,553	$6,911

Net Income Per Common Share:
Basic
Continuing Operations	$0.37	$0.33	$0.40	$0.42	$0.84	$0.76	$0.74	$0.57

Total	$0.35	$0.31	$0.28	$0.30	$0.83	$0.75	$0.60	$0.43

Diluted
Continuing Operations	$0.37	$0.33	$0.39	$0.41	$0.83	$0.76	$0.72	$0.56

Total	$0.35	$0.31	$0.28	$0.30	$0.82	$0.75	$0.58	$0.42

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

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of critical accounting policies.  The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users.  We offer our BPO solutions to businesses in document intensive industries, such as healthcare, financial services, federal and state government, and other commercial services vertical industries.  For the three months ended June 30, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $46.0 million and $48.6 million of recurring revenue, respectively, and $6.0 million and $5.8 million of project revenue, respectively.  For the six months ended June 30, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $92.9 million and $96.1 million of recurring revenue, respectively and approximately $13.1 million and $10.7 million of project revenue, respectively.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

	Three Months Ended June 30,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue

Revenue	$91,256	100.0%	$97,947	100.0%
Gross Profit	33,810	37.0%	36,770	37.5%
SG&A	23,993	26.3%	24,414	24.9%
Operating income	9,729	10.7%	12,044	12.3%
Income from continuing operations before income taxes	9,053	9.9%	11,098	11.3%
Income from continuing operations	5,430	6.0%	6,659	6.8%

Revenue

Our operations generated revenues of $97.9 million for the three months ended June 30, 2004, an increase of 7.3% compared to the same period in 2003.  During the second quarter of 2004, we acquired KeyPoint Consulting, LLC (“KeyPoint”) as a part of our Healthcare, Regulatory and Legal Compliance segment.  KeyPoint contributed approximately $2.0 million to the revenue increase.  Additionally, strong volumes in our project oriented class action claims administration service offering contributed approximately $2.4 million to the year-over-year increase.  Project revenue accounted for $34.8 million or 35.5% of revenue in the current quarter compared to $31.3 million or 34.3% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment increased 4.6% from $52.0 million for the three months ended June 30, 2003 to $54.4 million for the three months ended June 30, 2004.  Project revenue accounted for 10.5% of segment revenue in the second quarter of 2004 compared to 11.7% for the same period in 2003.  Revenue in the Information Management service offering increased as higher volumes from our financial services customers were partially offset by lower volumes from government services customers.  Also contributing to the increase in segment revenue were higher volumes in our statement processing service offering, which were up approximately 8% or $0.6 million.

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

Gross profit

Gross profit increased 8.8% from $33.8 million, or 37.0% of revenue, for the three months ended June 30, 2003 to $36.8 million, or 37.5% of revenue, for the three months ended June 30, 2004 driven primarily by higher revenue.  Factors impacting gross profit and gross margin are discussed below.

As discussed in “Internal Investigation” above, certain revenue generated at an Operating Subsidiary in our Information Management and Distribution segment has been deferred to future periods or reversed as certain revenue recognition criteria, as applied to certain customer contracts, were not met.  However, the costs associated with the adjusted revenue continue to be reported in the period incurred.  As a result of the adjusted revenue, gross margin was negatively impacted 0.7% during the three months ended June 30, 2003 and positively impacted 0.3% during the three months ended June 30, 2004.

Also contributing to the increase in gross margin were lower personnel related costs, which decreased from 47.3% of revenue in the prior year quarter to 44.1% of revenue in the current quarter.  Key contributors to the decline were: (i) an unusually large medical claims expense of approximately $1.1 million incurred in the prior year quarter, and (ii) our productivity and technology initiatives, such as high speed-scanners, offshore production and pay-for-performance compensation plans.

Partially offsetting the improvement in personnel related costs were:  (i) a lower mix of federal government project work, (ii) higher facilities costs related primarily to the opening of new facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and (iii) higher bad debt expense of approximately $0.9 million as the prior year quarter experienced an unusually large collection of accounts receivable outstanding greater than ninety days.

Selling, general and administrative expenses

SG&A increased 1.8% from $24.0 million, or 26.3% of revenue, for the three months ended June 30, 2003 to $24.4 million, or 24.9% of revenue, for the three months ended June 30, 2004. The slight increase in SG&A expense relates primarily to higher travel expenses and marketing costs.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased 22.6% from $9.1 million, or 9.9% of revenue, for the three months ended June 30, 2003, to $11.1 million, or 11.3% of revenue, for the three months ended June 30, 2004.  The increase in income from continuing operations before income taxes was largely attributable to the factors affecting gross profit and SG&A expense discussed above.  In addition, interest expense was lower by approximately $0.3 million in the current year quarter due to a more favorable interest rate environment.  The prior year quarter included a gain on sale of fixed assets of approximately $0.3 million compared to a loss in the current year quarter of approximately $0.1 million.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

	Six Months Ended June 30,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue

Revenue	$188,613	100.0%	$194,823	100.0%
Gross Profit	71,240	37.8%	73,284	37.6%
SG&A	47,824	25.4%	55,811	28.6%
Operating income	23,239	12.3%	17,072	8.8%
Income from continuing operations before income taxes	21,232	11.3%	15,351	7.9%
Income from continuing operations	12,736	6.8%	9,211	4.7%

Revenue

Our operations generated revenues of $194.8 million for the six months ended June 30, 2004, an increase of 3.3% compared to the same period in 2003.  The acquisition of KeyPoint during the current year quarter contributed approximately $2.0 million to the revenue increase.  Also contributing to the year-over-year increase in revenue were: (i) strong volumes in our project oriented class action claims administration service offering which were up 44% or $4.9 million, and (ii) strong volumes in our statement processing service offering which were up 9.7% or $1.6 million.  Project revenue accounted for $70.4 million or 36.1% of revenue in the current year compared to $67.3 million or 35.7% of revenue in the prior year. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment increased 0.8% from $106.0 million for the six months ended June 30, 2003, to $106.8 million for the six months ended June 30, 2004.  Project revenue accounted for 10.0% of segment revenue in the current year compared to 12.4% for the same period in 2003.  The increase in segment revenue was primarily the result of higher volumes in our statement processing service offering, which were up approximately 9.7%, or $1.6 million, and increased volumes from our financial services customers in the information management service offering.  Partially offsetting this revenue growth were lower volumes from our government services customers.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 6.6% from $82.6 million for the six months ended June 30, 2003, to $88.0 million for the six months ended June 30, 2004. Project revenue accounted for 67.8% of segment revenue in the second quarter of 2004 and 65.6% for the same period in 2003.  The acquisition of KeyPoint during the second quarter of 2004 contributed approximately $2.0 million to the increase.  Also contributing to the revenue increase were higher project volumes in our class action claims administration service offering, which increased approximately 44%, or $4.9 million.  Partially offsetting the growth in segment revenues were lower volumes within our legal consulting service offering due to three significant projects in production during the first six months of 2003 and lower volumes in our medical coding service offering

Gross profit

Gross profit increased 2.9% from $71.2 million, or 37.8% of revenue, for the six months ended June 30, 2003, to $73.3 million, or 37.6% of revenue, for the six months ended June 30, 2004.  Factors impacting gross profit and gross margin are discussed below.

As discussed in “Internal Investigation” above, certain revenue generated at an Operating Subsidiary in our Information Management and Distribution segment has been deferred to future periods or reversed as certain revenue recognition criteria, as applied to certain customer contracts, were not met.  However, the costs associated with the adjusted revenue continue to be reported in the period incurred.  As a result of the adjusted revenue, gross margin was negatively impacted 0.6% during the six months ended June 30, 2003 and 1.4% during the six months ended June 30, 2004.

Other factors impacting gross margin in the current year consist of:  (i) higher facilities related expenses of approximately $1.8 million related to the opening of new production facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and (ii) higher bad debt expense of approximately $1.2 million as the prior year reflected unusually large collections of accounts receivable balances outstanding greater than ninety days.

Lower personnel and related costs, as a percentage of revenue, partially offset the factors negatively impacting gross margin.  Personnel related costs, as a percentage of revenue, decreased from 46.2% in the prior year to 43.4% in the current year due primarily to: (i) productivity and technology initiatives, such as high speed scanners, offshore production and pay-for-performance compensation plans, and (ii) $1.1 million of expense incurred in the prior year related to an unusually large medical claim.

Selling, general and administrative expenses

SG&A increased 16.7% from $47.8 million, or 25.4% of revenue, for the six months ended June 30, 2003 to $55.8 million, or 28.6% of revenue, for the six months ended June 30, 2004. The increase in SG&A expense is largely attributable to: (i) the costs associated with the settlement of a significant legal matter in the Information Management and Distribution segment during the first quarter of 2004 of approximately $3.9 million, (ii) an increase in deferred compensation expense related to restricted stock of approximately $1.0 million and other personnel related expense of approximately $0.8 million, (iii) higher travel and marketing costs of approximately $1.0 million, and (iv) other professional fees of approximately $0.5 million.

Income from continuing operations before income taxes

Income from continuing operations before income taxes decreased 27.7% from $21.2 million, or 11.3% of revenue, for the six months ended June 30, 2003 to $15.4 million, or 7.9% of revenue, for the six months ended June 30, 2004.  The decline in income from continuing operations before income taxes was largely attributable to the increased SG&A expenses and lower gross margin discussed above, partially offset by lower interest expense.  Interest expense was lower by approximately $1.1 million in the current year due to a more favorable interest rate environment and the expiration of the interest rate swap on March 31, 2003.  Interest income in the prior year included a one-time payment of $0.2 million related to a $2.3 million income tax receivable that was also collected during 2003.  Finally, during the six months ended June 30, 2003, a gain of approximately $0.3 million was realized related to the sale of property, plant and equipment compared to a loss in the current year of approximately $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had ($46.5) million of working capital, including $5.4 million of cash, which resulted in part from the classification of $102.9 million of our debt under our 2001 Credit Agreement as a Current Maturity as described below and in Note 8 to the condensed consolidated financial statements.  Working capital at December 31, 2003 was $36.6 million, including $2.1 million of cash. For the first six months of 2004, net cash provided by operating activities from continuing operations was $5.2 million compared to $38.0 million for the same period in 2003.  Factors contributing to the decline in operating cash flow from continuing operations consist of: (i) slower cash collections during the current year resulting in $18.5 million of lower cash provided by operating activities, (ii) the payment of a significant legal settlement during the current year’s second quarter of $9.2 million, (iii) higher annual incentive compensation payments compared to the prior year, and (iv) the receipt of income tax refunds of $2.3 million in the prior year.

During the current quarter we experienced payment delays from several sizable customers increasing our balance of accounts receivable greater than 90 days outstanding.  During July 2004, we collected a significant portion of these balances (approximately $10 million).  Days sales outstanding increased four business days during the quarter to 47 business days at June 30, 2004 compared to 43 business days at March 31, 2004.

As previously noted, we made payment of a significant legal settlement during the second quarter of 2004 in the amount of $9.2 million.  During July 2004, we received an insurance reimbursement of $4.1 million related to this settlement.  This amount will be included as a component of our third quarter cash from operating activities.

For the six months ended June 30, 2004, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $8.3 million and net acquisition related payments of $15.0 of which $12.3 million relates to the acquisition of KeyPoint Consulting LLC and $2.7 million represents the settlement of contingent consideration.  Divestiture proceeds of $0.8 million partially offset the cash used by investing activities.  Some future quarters will include additional settlements of contingent consideration on past acquisitions. Not all of the periods applicable for contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements.  If all contingent consideration targets under the current agreements were achieved, the maximum amount of consideration to be paid would be $7.1 million, with approximately $1.7 million to be paid in 2004 and approximately $5.4 million to be paid in 2005. In accordance with the agreements, the Company would be required to satisfy approximately $0.8 million of the $7.1 million potential liability in common stock related to a past tax-free stock merger and has the option to satisfy $5.3 million of the $7.1 million potential liability in common stock with final valuation determined at date of issuance.  The remaining potential liability would be paid in cash, as specified in the agreements.  These amounts exclude the contingent consideration overpayments discussed above in “Internal Investigation”.

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

Effective April 3, 2002, we extended $220.0 million of the $297.5 million commitment for an additional year to

April 2, 2005. In September 2002, additional extensions were granted by member banks, bringing the total commitment extended to April 2, 2005, to $290.0 million. Total fees paid in 2002 related to the extensions and amendments to the 2001 Credit Agreement were $0.3 million.

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

Management fully expects to replace or refinance the 2001 Credit Agreement upon its maturity scheduled for April 1, 2006.

At June 30, 2004 the remaining commitment under the 2001 Credit Agreement is $290.0 million and is scheduled to mature as follows (in millions):

Maturity Date	Commitment	Remaining Commitment
April 2, 2005	$52.5	$237.5
April 1, 2006	237.5
Total	$290.0

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

As a result of our internal investigation, more fully described above in “Internal Investigation”, we were unable to file our September 30, 2004 Quarterly Report on Form 10-Q within the timeframe prescribed by the Securities Exchange Act of 1934.  The failure to timely file the September 30, 2004 Quarterly Report on Form 10-Q resulted in a default under the 2001 Credit Agreement.  We entered into a waiver agreement on November 12, 2004 with the lenders party to the 2001 Credit Agreement.  Pursuant to the terms of the waiver agreement, the lenders agreed, among other things, to waive any default under the 2001 Credit Agreement that resulted from potential non-compliance with a designated fixed charge coverage ratio, and our failure to timely file our Quarterly Report on Form 10-Q for the September 30, 2004 quarter.  The waiver agreement also provides that during the period that the waiver agreement is in effect, the outstanding principal amount of the loans under the 2001 Credit Agreement may not exceed $112,000,000. The waiver agreement was to expire on March 15, 2005;  however, on March 15, 2005, we entered into on Extension and Modification of Waiver to Credit Agreement, which extended such waiver through March 23, 2005.  The foregoing summary of the Extension and Modification and Waiver to Credit Agreement is qualified by and should be read in connection with the actual text of the Extension and Modification of Waiver to Credit Agreement, which is referenced as Exhibit 10.2 to this Quarterly Report.

We are currently working with our lenders to approve an amendment to the 2001 Credit Agreement that would allow for the exclusion of certain contingent consideration overpayments to the former owners of the Operating Subsidiary, as described more fully above in “Internal Investigation” and in Note 2 to the condensed consolidated financial statements, from the definition of Earnings Before Interest, Depreciation and Amortization (“EBITDA”).  Pursuant to the terms of the Company’s 2001 Credit Agreement, Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is used in calculating certain leverage and fixed cost coverage ratios. The Company exceeded the allowable leverage ratio of 2.5 times for the quarter ended June 30, 2004, as a result of the earn-out overpayments, previously discussed.  This has resulted in a default under the 2001 Credit Agreement.  As a result, the Company has classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet, until such time as an appropriate amendment is in place.  The Company is currently working with its lenders to secure such an amendment and it is anticipated that this amendment will soon become effective. In any event, as the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified as a Current Maturity on and after April 1, 2005.

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

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,390,176 shares were available as of June 30, 2004; however, such registration statement may require amendment prior to use.

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

Long-Lived Asset Impairment.  As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets to the carrying amount of the asset being evaluated. An impairment loss is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow based on the difference between the carrying value and fair value. During the quarter ended June 30, 2004, a pre-tax impairment loss of approximately $1.7 million was recognized related to the divestiture of our Print and Mail operations.  See Note 4, Discontinued Operations, of Notes of Condensed Consolidated Financial Statements, for a more detailed discussion.

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

We have restated the condensed consolidated financial statements for the three and six months ended June 30, 2003 and 2004.  In addition, we will restate the consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 in our 2004 Annual Report on Form 10-K.  The restated financial results address the accounting errors described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of the notes to the consolidated financial statements that were identified during the course of the investigation into the financial results of the Operating Subsidiary.  The circumstances giving rise to these accounting errors were reported to our Audit Committee and Independent Registered Public Accounting Firm.  The restatement of our operating results is an indicator of a material weakness under standards established by the Public Company Accounting Oversight Board. The Company’s investigation identified the following issues, which collectively were a material weakness in our internal control over financial reporting which were found to have existed as of June 30, 2004:

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

(b) Changes in internal controls

The changes to internal control over financial reporting described above were either implemented in the fourth quarter of 2004 or, in the case of the addition of a company-wide contract compliance function, is in the process of being implemented.   Except as described above, there has been no other significant change in our internal control over financial reporting during the quarter ended June 30, 2004, which materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business. The following is a description of the most significant legal matters that we are involved in.  In the event of an adverse outcome in one or more of our legal proceedings, operating results for a given quarter may be negatively impacted.

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
2.1*

Asset Purchase Agreement, dated as of June 4, 2004, among Premier Acquisition Corp., as Seller, SOURCECORP, Incorporated, as Parent of Seller and Secure Health Information Corp., as Buyer (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

2.2*

Asset Purchase Agreement, dated as of July 8, 2004, by and among Creative Mailing & Marketing, LLC, as Buyer and Global Direct, Inc. and Mailing & Marketing, Inc., as Sellers and SOURCECORP, Incorporated (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

2.3*

Asset Purchase and Sale Agreement, dated as of July 21, 2004, among Iron Mountain Information Management, Inc., as Buyer, Deliverex Acquisition Corp., as Seller and SOURCECORP, Incorporated, as Limited Guarantor (Incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1*

Fourth Amendment to Credit Agreement, effective as of July 30, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A. and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

10.2

Extension and Modification of Waiver to Credit Agreement, effective March 15, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 16, 2005)

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
2.1*

Asset Purchase Agreement, dated as of June 4, 2004, among Premier Acquisition Corp., as Seller, SOURCECORP, Incorporated, as Parent of Seller and Secure Health Information Corp., as Buyer (Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

2.2*

Asset Purchase Agreement, dated as of July 8, 2004, by and among Creative Mailing & Marketing, LLC, as Buyer and Global Direct, Inc. and Mailing & Marketing, Inc., as Sellers and SOURCECORP, Incorporated (Incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

2.3*

Asset Purchase and Sale Agreement, dated as of July 21, 2004, among Iron Mountain Information Management, Inc., as Buyer, Deliverex Acquisition Corp., as Seller and SOURCECORP, Incorporated, as Limited Guarantor (Incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1*

Fourth Amendment to Credit Agreement, effective as of July 30, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A. and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)

10.2

Extension and Modification of Waiver to Credit Agreement, effective March 15, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 16, 2005)

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