Form 10-Q
period 2004-09-30
SOURCECORP INC
filed 2005-03-24
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of February 28, 2005, 15,666,916 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004

INDEX

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

Condensed Consolidated Balance Sheets — December 31, 2003 (as restated) and September 30, 2004 (unaudited)

Condensed Consolidated Statements of Operations — Three and nine months ended September 30, 2003 (as restated) and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2003 (as restated) and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II. OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits

SIGNATURES

Index to Exhibits

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2003	September 30, 2004
	(As restated, see Note 2)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,097	$1,905
Accounts and notes receivable, less allowance for doubtful accounts of $6,843 and $8,885, respectively	63,522	66,358
Inventories	933	981
Deferred income taxes	6,072	6,904
Income tax receivable	3,000	1,011
Prepaid expenses and other current assets	4,318	5,466
Assets of discontinued operations	14,658	—
Total current assets	94,600	82,625
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,393 and $48,477, respectively	35,902	39,101
GOODWILL	307,913	320,805
INTANGIBLES, net of amortization of $709 and $1,423, respectively	3,731	5,181
OTHER NONCURRENT ASSETS	10,384	10,190
Total assets	$452,530	$457,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,375	$40,305
Current maturities of long-term obligations	209	90,611
Liabilities of discontinued operations	5,423	—
Total current liabilities	58,007	130,916
LONG-TERM OBLIGATIONS, net of current maturities	73,390	1,766
DEFERRED INCOME TAXES	11,753	11,780
LONG-TERM CUSTOMER LIABILITY	1,862	4,141
DEFERRED REVENUE	5,135	7,839
OTHER LONG-TERM OBLIGATIONS	9,306	9,730
Total liabilities	159,453	166,172
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,150,184 and 15,786,310 shares issued and 16,094,156 and 15,749,640 shares outstanding at December 31, 2003 and September 30, 2004, respectively	162	158
Additional paid-in-capital	194,999	194,949
Retained earnings	101,225	102,052
	296,386	297,159
Less—Treasury stock, at cost, 56,028 shares and 36,670 shares at December 31, 2003 and September 30, 2004, respectively	(982)	(501)
Less—Deferred compensation	(2,327)	(4,928)
Total stockholders’ equity	293,077	291,730
Total liabilities and stockholders’ equity	$452,530	$457,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(As restated, see Note 2)		(As restated, see Note 2)
	(Unaudited)		(Unaudited)
REVENUE	$91,728	$97,674	$280,341	$292,497
COST OF SERVICES EXCLUSIVE OF DEPRECIATION	52,542	59,960	163,783	175,295
DEPRECIATION	3,192	3,262	9,324	9,466
Gross profit	35,994	34,452	107,234	107,736
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,058	25,171	71,882	80,982
CONTINGENT CONSIDERATION OVERPAYMENT	7,223	10,165	7,223	10,165
AMORTIZATION	89	313	266	714
Operating income	4,624	(1,197)	27,863	15,875
OTHER (INCOME) EXPENSE:
Interest expense	445	822	2,856	2,179
Interest income	—	(51)	(253)	(60)
Other (income) expense, net	135	253	(16)	626
Income (loss) from continuing operations before income taxes	4,044	(2,221)	25,276	13,130
PROVISION (BENEFIT) FOR INCOME TAXES	1,619	(1,805)	10,115	4,335
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,425	(416)	15,161	8,795
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(118)	(261)	(281)	(2,561)
NET INCOME (LOSS)	$2,307	$(677)	$14,880	$6,234
NET INCOME (LOSS) PER COMMON SHARE
BASIC
Continuing Operations	$0.15	$(0.02)	$0.92	$0.55
Discontinued Operations	(0.01)	(0.02)	(0.02)	(0.16)
Total	$0.14	$(0.04)	$0.90	$0.39
DILUTED
Continuing Operations	$0.15	$(0.02)	$0.91	$0.54
Discontinued Operations	(0.01)	(0.02)	(0.02)	(0.16)
Total	$0.14	$(0.04)	$0.89	$0.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,188	15,781	16,571	15,964
DILUTED	16,355	15,781	16,654	16,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2003	2004
	(As restated, see Note 2)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$15,161	$8,795
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	9,591	10,180
Deferred income taxes	3,288	168
Compensation expense on restricted stock grants	339	1,751
(Gain) loss on sale of property, plant and equipment	(344)	265
Change in operating assets and liabilities:
Accounts and notes receivable	8,975	(2,135)
Inventories, prepaid expenses and other assets	655	(579)
Accounts payable and accrued liabilities	6,382	(2,729)
Net cash provided by operating activities from continuing operations	44,047	15,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,751)	(12,596)
Proceeds from disposition of property, plant and equipment	369	37
Proceeds from divestitures	—	6,812
Cash paid for acquisitions, net of cash acquired	(2,757)	(17,495)
Net cash used in investing activities from continuing operations	(12,139)	(23,242)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	173	481
Cash paid for common stock repurchased	(18,557)	(10,071)
Proceeds from long-term obligations	167,617	246,956
Principal payments on long-term obligations	(185,748)	(228,436)
Cash paid for debt issuance costs	(305)	—
Net cash (used in) provided by financing activities from continuing operations	(36,820)	8,930

Net cash provided by (used in) operating activities from discontinued operations	2,313	(1,596)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,599)	(192)
CASH AND CASH EQUIVALENTS, beginning of period	3,217	2,097
CASH AND CASH EQUIVALENTS, end of period	$618	$1,905
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$2,601	$1,362
Interest	$2,839	$2,122
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$40	$258
Restricted stock grants (164,300 and 177,300 shares, respectively)	$2,949	$4,486
Common stock issued related to business acquisitions (20,268 and 30,324 shares, respectively)	$283	$261

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

In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed in Note 2) necessary to fairly present the Company’s financial position as of September 30, 2004, and results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003 have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

2. Restatement

Subsequent to the issuance of its condensed consolidated financial statements for the three and nine months ended September 30, 2003, the Company, with the oversight and approval of the Audit Committee of the Board of Directors, initiated an investigation of the financial results of one of the Company’s operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”).  The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been originally recognized as additional goodwill of the acquired business.  As a result, the condensed consolidated financial statements for the three months and nine months ended September 30, 2003, and the condensed consolidated balance sheet at December 31, 2003, have been restated from the amounts previously reported.  In addition, the Company intends to restate the financial statements for the years ended December 31, 2001, 2002 and 2003 in its 2004 Annual Report on Form 10-K.

As described in the Company’s summary of significant accounting policies, revenue is recognizable when each of the following conditions is met:  persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured.  The investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  As a result, the revenue previously recognized that did not meet all the revenue recognition conditions mentioned above has been reversed, resulting in a downward adjustment to certain asset accounts, or the recognition of a customer liability or deferred revenue if the customer has paid the invoices related to the reversed revenue.    Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred.  In addition, the Company has evaluated the direct costs related to deferred revenue and has determined to continue to include the costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs.  The following table identifies the revenue adjustments by issue that are reflected in the restated financial statements for the three months and nine months ended September 30, 2003:

(In Thousands)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Asset accounts	$384	$213
Customer liability, net	86	(575)
Deferred revenue, net	(310)	(1,503)
Total Net Revenue Adjustment	$160	$(1,865)

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

Customer liability, net:

The Operating Subsidiary, in certain instances, recognized revenue for services that were never performed. The customers were invoiced for the non-performed services and collection of the invoices has occurred.  A portion of the customer liability may be recognized as revenue in future periods upon successful completion of services or negotiations with the Operating Subsidiary’s customer(s).  Remaining customer liability balances will be extinguished through either customer refund or applying such remaining customer liability against future provided services.

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

The investigation identified certain expenses of the Operating Subsidiary that were not properly recorded in the Operating Subsidiary’s consolidated statement of operations.  Certain former members of the Operating Subsidiary’s management allegedly diverted expenses to entities they controlled, but that are unrelated to the Company, resulting in the omission of the related expenses from the Operating Subsidiary’s financial results and, as a result, the Company’s previously reported financial results.   The Company has identified the unrecorded expenses and has recorded them in the period the expenses were incurred as an adjustment to selling, general and administrative expense.  A liability for such an amount has been recorded in other long-term obligations in the restated financial statements.  The liability will be eliminated at such time the Company recovers any contingent consideration overpayments paid to the former owners of the Operating Subsidiary, as discussed below.

The revenue recognition and expense omission issues affected previously paid contingent consideration related to the acquisition of the Operating Subsidiary.  As a result of the structure of the acquisition agreement, the former owners of the Operating Subsidiary had the opportunity to earn additional purchase consideration for the twelve-month periods ended February 28, 2002, February 28, 2003 and February 29, 2004 (the “Earn-out Period(s)”) based on earnings before interest and taxes of the Operating Subsidiary, in excess of designated thresholds, calculated in accordance with accounting principles generally accepted in the United States of America for each respective period (the “Earn-out Agreement”).  Based on the findings of the Company’s investigation, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-out Period(s) resulting in overpayments and overaccruals made by the Company under the provisions of the Earn-out Agreement that otherwise would not have been made.  The Company has expensed the contingent consideration overpayments in the financial statements in the period(s) in which they were paid resulting in expense of $8.6 million, $7.2 million and $10.2 million for the years ended December 31, 2002 and 2003, and the three and nine months ended September 30, 2004, respectively.  These amounts had previously been accrued as contingent consideration and an addition to goodwill.  The Company has reversed these accruals and related goodwill in the periods originally recorded.  The Company will record a gain in future periods to the extent such contingent consideration overpayments are recovered.

Restating the financial statements for the revenue recognition, expense omission and contingent consideration overpayment issues results in an adjustment to the provision for income taxes and to certain other balance sheet tax accounts for the periods restated.

A summary of the significant effects of the restatement are as follows (in thousands, except per share data):

BALANCE SHEET INFORMATION

(Unaudited)

	At December 31, 2003
	As Previously Reported	As Restated
	(Item 1)
Accounts and Notes Receivable, Net	$67,873	$63,522

Income Tax Receivable	$—	$3,000

Goodwill	$324,305	$307,913

Total Assets	$470,273	$452,530

Accounts Payable and Accrued Liabilities	$52,054	$52,375

Income Tax Payable	$2,186	$—

Deferred Income Taxes	$18,084	$11,753

Long-term Customer Liability	$—	$1,862

Deferred Revenue	$—	$5,135

Other Long-term Obligations	$7,839	$9,306

Retained Earnings	$119,236	$101,225

Total Stockholders’ Equity	$311,088	$293,077

Item 1:          Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

STATEMENT OF OPERATIONS INFORMATION

(All Periods Presented Unaudited)

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)

Revenue	$91,568	$91,728	$282,206	$280,341

Gross Profit	$35,834	$35,994	$109,099	$107,234

Selling, General & Administrative Expenses	$24,049	$24,058	$71,799	$71,882

Contingent Consideration Overpayment	—	$7,223	—	$7,223

Income From Continuing Operations Before Income Taxes	$11,116	$4,044	$34,447	$25,276

Provision for Income Taxes	$4,446	$1,619	$13,778	$10,115

Income From Continuing Operations	$6,670	$2,425	$20,669	$15,161

Net Income	$6,552	$2,307	$20,388	$14,880

Net Income Per Common Share:
Basic
Continuing Operations	$0.41	$0.15	$1.25	$0.92

Total	$0.40	$0.14	$1.23	$0.90

Diluted
Continuing Operations	$0.41	$0.15	$1.24	$0.91

Total	$0.40	$0.14	$1.22	$0.89

Item 1:	Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

STATEMENT OF CASH FLOW INFORMATION

(Unaudited)

	Nine Months Ended September 30, 2003
	As Previously Reported	As Restated
	(Item 1)
Net Cash Provided by Operating Activities From Continuing Operations	$51,270	$44,047

Net Cash Used in Investing Activities From Continuing Operations	$(19,362)	$(12,139)

Item 1: :             Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

The cash flow categories above are impacted as a result of restating the contingent consideration overpayments discussed above from cash paid for acquisitions (included in net cash used in investing activities from continuing operations) to net cash provided by operating activities from continuing operations as a period expense.  The cash flow restatement impact of contingent consideration overpayments and related expense was limited to the three and twelve months ended December 31, 2002 and the three and nine months ended September 30, 2003.

3. Reserves and Other Loss Contingencies

Self-Insurance Liabilities and Reserves.  The Company is self-insured for workmen’s compensation liabilities and a significant portion of its employee medical costs. The Company accounts for its self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs. The Company’s exposure under the stop-loss policies for workmen’s compensation and medical costs is limited based on fixed dollar amounts.  For workman’s compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence.  For medical costs, the fixed dollar amount of stop-loss coverage is $100,000 per covered participant for the fiscal plan year, with a lifetime limit of liability per covered participant of $1,900,000.

Accrual balances related to workmen’s compensation and medical costs are as follows ($000’s):

	December 31, 2003	September 30, 2004
Workmen’s Compensation	$1,936	$2,263
Medical Insurance	2,208	2,357
Total	$4,144	$4,620

Other Loss Contingencies.  The Company records liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. The Company’s loss contingencies consist primarily of estimates related to the probable outcome of current litigation.

4. Stockholders’ Equity and Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income (loss) as reported	$2,307	$(677)	$14,880	$6,234
Add: Deferred compensation expense included in reported net income, net of related tax effect	160	379	215	1,031
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(627)	(931)	(2,364)	(2,516)
Proforma net income (loss)	$1,840	$(1,229)	$12,731	$4,749
Earnings per share:
Reported basic earnings (loss) per share	$0.14	$(0.04)	$0.90	$0.39
Proforma basic earnings (loss) per share	$0.11	$(0.08)	$0.77	$0.30
Reported diluted earnings (loss) per share	$0.14	$(0.04)	$0.89	$0.38
Proforma diluted earnings (loss) per share	$0.11	$(0.08)	$0.76	$0.29

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Weighted-average risk-free interest rate	0.0%	0.0%	2.4%	3.3%
Weighted-average dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average volatility	0.00%	0.0%	44.3%	41.5%
Weighted-average expected life	0 years	0 years	3.1 years	4.0 years

During the three months ended June 30, 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance.  Subsequent to the grant date, certain forfeitures of restricted stock have occurred resulting in a total award of 155,000 shares and total deferred compensation of $2.8 million.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved. For the three months ended September 30, 2003 and 2004, approximately $0.3 million and $0.2 million, respectively, of deferred compensation was amortized to expense related to this grant.  For the nine months ended September 30, 2003 and 2004, approximately $0.4 million and $0.7 million, respectively, of deferred compensation was amortized to expense related to this grant.

During the three months ended March 31, 2004, the Company awarded 132,000 shares of restricted stock under the 2002 Plan.  The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $3.5 million based on the market value of the stock at the date of issuance.  Subsequent to the grant date, certain forfeitures of restricted stock have occurred resulting in a total award of 126,750 shares and total deferred compensation of $3.3 million.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  The restricted shares vest at the end of a three-year period ending January 10, 2007, with acceleration of the vesting period occurring if certain performance targets are achieved.  For the three and nine months ended September 30, 2004, approximately $0.3 million and $0.8 million of deferred compensation was amortized to expense related to this grant.

During the three months ended June 30, 2004, the Company awarded 50,550 shares of restricted stock under the 2002 Plan.  The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $1.2 million based on the market value of the stock at the date of issuance.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  The restricted shares vest on January 10, 2007 and May 26, 2007, with acceleration of the vesting period for certain shares occurring if certain performance targets are achieved.  For the three and nine months ended September 30, 2004, approximately $0.1 million and $0.2 million of deferred compensation was amortized to expense related to this grant.

Total deferred compensation amortized to expense related to the restricted stock grants was approximately $0.6 million and $1.7 million during the three and nine months ended September 30, 2004, respectively, and approximately $0.3 million and $0.4 million during the three and nine months ended September 30, 2003, respectively.

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

During the third quarter of 2004, the Board of Directors authorized the purchase of an additional $20 million of shares from time to time in the open market as conditions warrant.  During the three months ended September 30, 2004, the Company purchased 34,800 shares of common stock at a cost of approximately $0.8 million.

Net Income Per Share:

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Basic weighted average common shares	16,188	15,781	16,571	15,964
Weighted average options, warrants, restricted stock and contingent consideration	167	—	83	336
Diluted weighted average common shares	16,355	15,781	16,654	16,300

At September 30, 2003 and 2004, approximately 2.9 million and 2.4 million, respectively, of potentially dilutive common shares were not included in the diluted earnings per share calculation because they were anti-dilutive.  These potentially dilutive common shares may be dilutive to future earnings per share calculations.

5. Discontinued Operations

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

Summarized selected financial information for the discontinued operations is as follows (in thousands):

	Three Months Ended September30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Unaudited)		(Unaudited)
REVENUE	$9,358	$262	$30,014	$15,789
COST OF SERVICES	7,116	750	22,032	13,484
DEPRECIATION	414	—	1,287	528
Gross profit (loss)	1,828	(488)	6,695	1,777
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,049	347	7,211	4,693
Operating loss	(221)	(835)	(516)	(2,916)
OTHER (INCOME) EXPENSE:
Interest and other expense (income), net	(25)	(39)	(48)	(19)
(Gain) loss on sale of asset groups	—	(361)	—	1,371
Loss from discontinued operations before income taxes	(196)	(435)	(468)	(4,268)
PROVISION (BENEFIT) FOR INCOME TAXES	(78)	(174)	(187)	(1,707)
LOSS FROM DISCONTINUED OPERATIONS	$(118)	$(261)	$(281)	$(2,561)

The assets and liabilities of the discontinued operations are stated separately on the Condensed Consolidated Balance Sheets.  The major asset and liability categories are as follows (in thousands):

	December 31, 2003	September 30, 2004
	(Unaudited)
ASSETS OF DISCONTINUED OPERATIONS
CURRENT ASSETS:
Accounts and notes receivable, net of allowance for doubtful accounts	$5,693	$—
Inventories	1,130	—
Prepaid expenses and other current assets	730	—
Total current assets	7,553	—
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	6,923	—
OTHER NONCURRENT ASSETS	182	—
Total assets of discontinued operations	$14,658	$—
LIABILITIES OF DISCONTINUED OPERATIONS
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,423	$—
Total liabilities of discontinued operations	$5,423	$—

6. Business Combinations

2004 Acquisition

On April 15, 2004, the Company acquired 100% of the membership interests of KeyPoint Consulting LLC (“KeyPoint”), located in Emeryville and Los Angeles, California.  KeyPoint is an economic consulting firm with approximately 26 principals and staff, and a network of academic affiliates.  KeyPoint provides economic, financial, and forensic accounting services in matters involving complex litigation and regulation.  KeyPoint’s clients include companies, law firms, and government and regulatory agencies.  The acquisition of KeyPoint significantly expands SOURCECORP’s expertise in new practice areas and helps strategically position SOURCECORP for additional growth in the Company’s legal consulting area reported in the Healthcare, Regulatory and Legal Compliance segment.  KeyPoint is expected to add approximately $6 million in revenue in 2004, or approximately 3% of total segment revenue, and will be moderately accretive to 2004 earnings after consideration of related financing costs and amortization of identified intangibles.

The aggregate consideration paid during the second quarter for KeyPoint consisted of $13.7 million in cash.   An additional $1.5 million in cash was paid during the third quarter, in accordance with the acquisition agreement.  The allocation of the purchase price is set forth below (in thousands):

Total consideration	$15,020
Less Estimated Fair Value of Identifiable Assets:
Cash	(1,427)
Receivables	(864)
Prepaid expenses	(21)
Property, plant and equipment, net	(112)
Total Assets	(2,424)
Plus Estimated Fair Value of Liabilities:
Accounts payable and accrued expenses	294
Accrued compensation	233
Deferred tax liability	32
Other liabilities	1,076
Total Liabilities	1,635
Goodwill and other intangibles	$14,231

Of the $14.2 million of goodwill and other intangibles recorded from the acquisition, approximately $0.3 million was assigned to customer relationships with a useful life of eight months and approximately $1.9 million was assigned to non-compete agreements with a useful life of four years. The remaining goodwill of $12.0 million will be tested annually for impairment.  Approximately $4.6 million of the goodwill is deductible for tax purposes.

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2004	$162,007	$145,906	$307,913
Goodwill acquired	—	12,067	12,067
Additional accrued consideration	319	506	825
Net balance as of September 30, 2004	$162,326	$158,479	$320,805

Intangibles:

	December 31, 2003		September 30, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$4,000	$(534)	$4,283	$(946)
Non-compete agreements	440	(175)	2,321	(477)
Total	$4,440	$(709)	$6,604	$(1,423)

Aggregate amortization expense related to intangibles for the nine months ended September 30, 2003 and 2004 was approximately $0.3 million and $0.7 million, respectively. Estimated amortization expense for the periods ending December 31, 2004 through December 31, 2016 is presented in the table below.

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2004	$991
2005	825
2006	825
2007	737
2008	384
Thereafter	2,133
Total	$5,895

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

As of September 30, 2004, there are no accruals related to contingent consideration.

Not all of the periods applicable for earnout targets are completed and additional amounts may be payable in future periods under the terms of the agreements.  If all earnout targets under the current agreements were achieved, the maximum contingent consideration to be paid would be $5.3 million and would be paid in 2005.  In accordance with the agreements, the Company has the option to satisfy the entire $5.3 million (or any part thereof) of the potential liability in common stock with final valuation for the number of shares to be determined at date of issuance.

Other Accrued Consideration

During the three months ended September 30, 2004, no additional purchase proceeds were accrued.

Acquisition Related Payments

During the nine months ended September 30, 2004, the Company paid net consideration of approximately $3.4 million in cash and 30,324 shares of common stock at an average price of $26.12 per share related to contingent consideration agreements of past acquisitions.  In addition, the Company paid $13.7 million, net of cash acquired, related to the KeyPoint acquisition and the associated transaction costs and $0.4 of additional purchase proceeds related to the purchase agreement of a past acquisition.

7. Segment Reporting

The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company’s reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the reportable segments measured before the inclusion of the expense related to the contingent consideration overpayments discussed in Note 2.  The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

During the quarter ended September 30, 2004, the Company realigned certain operations in order to leverage management expertise, reduce costs, maximize profitability and better align these operations with other operating units of similar core competencies.  The realignment resulted in certain operations being transferred from the Information Management and Distribution reportable segment to the Healthcare, Regulatory and Legal Compliance reportable segment.  The Company has reclassified prior period amounts to be consistent with the current quarter and year to date segment reporting.

The identified segments are as follows:

Information Management and Distribution.  This segment offers Business Process Outsourcing (“BPO”) solutions that help its customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. This segment’s BPO solutions enable customers to automate their complex workflow processes by digitizing large volumes of documents, capturing information from the documents, hosting electronic documents on the Company’s Web-based repository, and preparing statements that the Company’s customers mail or present electronically to their end users.

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

The Company measures segment profit as income from continuing operations before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$48,138	$49,536	$97,674
Income (loss) from continuing operations before income taxes	(7,760)	5,539	(2,221)

	THREE MONTHS ENDED SEPTEMBER 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$44,897	$46,831	$91,728
Income (loss) from continuing operations before income taxes	(2,891)	6,935	4,044

	NINE MONTHS ENDED SEPTEMBER 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$146,191	$146,306	$292,497
Income (loss) from continuing operations before income taxes	(4,833)	17,963	13,130

	NINE MONTHS ENDED SEPTEMBER 30, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$141,454	$138,887	$280,341
Income from continuing operations before income taxes	7,132	18,144	25,276

8. Litigation

The Company is, from time to time, a party to litigation arising in the normal course of business. The following is a description of the most significant legal matters that the Company is involved in.  In the event of an adverse outcome in one or more of the legal proceedings, operating results for a given quarter may be negatively impacted.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The Actions are purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 7, 2003, and October 26, 2004 or October 27, 2004, depending on the Action, and seek unspecified damages.  The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division.  Two of these actions have been consolidated and a motion is pending to consolidate each of the actions into a single action.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “Purported Derivative Action”). The Purported Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon. All of these claims are asserted derivatively on behalf of the Company.  Further, the Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the “Demand Letter”) based on the same set of facts as the Purported Derivative Action.  The Company has formed a special committee of the Board of Directors to evaluate the claims made in the Purported Derivative Action and the Demand Letter.

Digital Imaging Systems

On August 5, 2004, Digital Imaging Systems, Inc. filed suit against the Company in the United States District Court-Southern District of New York alleging, among other things, that a portion of the Company’s process for scanning and indexing images violates one of Digital Imaging Systems’ patents.  The Company has tendered this matter to one of its software/hardware vendors for indemnification, which such vendor is evaluating.  The suit demands unspecified damages.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of the Company’s wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated after the Termination Date from providers who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equated to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in the Company’s 2002 results. Post judgment interest accrued at a statutory 9% rate.  The Company appealed this ruling and on May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.  On July 23, 2004, the Company filed an application for transfer of its appeal to the state’s Supreme Court, which was denied.  The Company subsequently paid such judgment and interest.

Various ROI Copy Charge Matters

From time to time, various subsidiaries of the Company that perform release of information (“ROI”) services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs’ reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. The Company is currently a party to several such suits in various stages of development.  One such suit styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated, filed in the Court of Common Pleas Philadelphia County,  Pennsylvania, alleges among other things that the Company intentionally charges more for providing copies of medical records than is permitted under Pennsylvania law.  In September 2004, the court entered its order certifying a class in this matter  The Company believes it has meritorious defenses and intends to continue to vigorously defend any claims made against it in these matters.

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleged that one of the Company’s subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of the subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff at various times alleged damages ranging from “in excess of $2.5 million,” to approximately $20 million.  This matter was settled prior to trial, the terms of which settlement are confidential. The settlement and related legal costs impacted the Company’s first quarter 2004 pre-tax earnings by approximately $3.9 million.  Furthermore, the impact of the settlement and related legal costs on the Company’s 2004 cash provided by operating activities was approximately $5.7 million, before consideration of taxes.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which it asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies the Company acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. The Company reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, the Company additionally filed claims against the sellers’ accountants and the two sellers filed claims against the Company; however, in February 2004, the judge in the Sacramento Action dismissed the Company’s claims against the sellers’ accountants. The sellers allege that the Company’s former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers alleged damages of approximately $1.5 million. The Company asserted damages in excess of $8 million. On February 3,  2005, the parties settled this matter on mutually acceptable terms consistent with previous amounts accrued.

9. Subsequent Events

Options Acceleration

On December 18, 2004, the Compensation Committee of the Board of Directors approved, and the Board of Directors ratified, the acceleration of the vesting of certain options and warrants (specifically options and warrants issued in 2002 or earlier, and only those options and warrants that by their terms would not vest before June 30, 2005), provided that the holders were employed by the Company as of December 31, 2004.  The action was taken as a method to provide a further incentive to maximize shareholder value without creating an immediate windfall (as substantially all of such options and warrants had exercise prices above $30 per share).  In taking such action, the Compensation Committee and the Board were mindful that the accounting treatment of stock options and warrants changes in the second half of 2005, requiring the expensing of unvested stock options and warrants.  As such, the Compensation Committee and the Board were mindful that accelerating the vesting of such options and warrants would avoid an expense that did not provide any direct associated benefit to individuals and that could otherwise negatively impact the Company’s reported results in future periods.  This action resulted in the acceleration of vesting of 364,100 stock options and warrants at a weighted-average strike price of $30.38 during the fourth quarter of 2004.  Although this action established a new measurement date for the stock options and warrants under the intrinsic value method, there was no compensation expense associated with the vesting acceleration as the strike price related to the accelerated stock options and warrants was above the fair market value of the Company’s common stock on December 17, 2004.  As a result of the acceleration, the pro forma expense disclosure required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, contained in the Company’s 2004 Form 10-K will include approximately $2.1 million, net of tax, of additional expense related to the acceleration.

Discontinued Operations

During the first quarter of 2005, the Company formally committed to a plan of divestiture for a non-strategic asset group related to its litigation service operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods.  During 2004, the operation contributed approximately $3.7 million of revenue and loss before income taxes of approximately ($0.3) million.  The results associated with this litigation service operation will be accounted for as discontinued operations beginning in the first quarter of 2005.

10. 2001 Credit Agreement

Pursuant to the terms of the Company’s 2001 Credit Agreement, EBITDA is used in calculating certain leverage and fixed cost coverage ratios. The Company exceeded the allowable leverage ratio of 2.5 times for the quarters ended June 30, 2004 and September 30, 2004 as a result of the earn-out overpayments, previously discussed.  This has resulted in a default under the 2001 Credit Agreement. As a result, the Company has classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet, until such time as an appropriate amendment is in place. The Company is currently working with its lenders to secure such an amendment and it is anticipated that this amendment will soon become effective. In any event, as the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified as a Current Maturity on and after April 1, 2005.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Internal Investigation

Subsequent to the issuance of our condensed consolidated financial statements for the three and nine months ended September 30, 2003, the Company, with the oversight and approval of the Audit Committee of our Board of Directors, initiated an investigation of the financial results of one of our operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”).  The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been originally recognized as additional goodwill of the acquired business.  As a result, our condensed consolidated financial statements for the three months and nine months ended September 30, 2003, and our condensed consolidated balance sheet at December 31, 2003, have been restated from the amounts previously reported.  In addition, we intend to restate the financial statements for the years ended December 31, 2001, 2002 and 2003 in our 2004 Annual Report on Form 10-K.

As described in our critical accounting policies, revenue is recognizable when each of the following conditions is met:  persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured.  We have identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary.  As a result, the revenue previously recognized that did not meet all the revenue recognition conditions above has been reversed, resulting in a downward adjustment to certain asset accounts, or the recognition of a customer liability or deferred revenue if the customer has paid the invoices related to the reversed revenue.   Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred.  In addition, we have evaluated the direct costs related to deferred revenue and have determined to continue to include the direct costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs.  The following table identifies the revenue adjustments by issue that are reflected in the restated financial statements for the three months and nine months ended September 30, 2003:

(In Thousands)	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Asset accounts	$384	$213
Customer liability, net	86	(575)
Deferred revenue, net	(310)	(1,503)
Total Net Revenue Adjustment	$160	$(1,865)

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

The investigation identified certain expenses of the Operating Subsidiary that were not properly recorded in the Operating Subsidiary’s consolidated statement of operations.  Certain former members of the Operating Subsidiary’s management allegedly diverted expenses to entities they controlled, but that are unrelated to the Company, resulting in the omission of the related expenses from the Operating Subsidiary’s financial results and, as a result, our previously reported financial results.   We have identified the unrecorded expenses and have recorded them in the period the expenses were incurred as an adjustment to selling, general and administrative expense.  A liability for such an amount has been recorded to other long-term obligations in the restated financial statements.  The liability will be eliminated at such time we recover any contingent consideration overpayments paid to the former owners of the Operating Subsidiary, as discussed below.

The revenue recognition and expense omission issues affected previously paid contingent consideration related to the acquisition of the Operating Subsidiary.  As a result of the structure of the acquisition agreement, the former owners of the Operating Subsidiary had the opportunity to earn additional purchase consideration for the twelve-month periods ended February 28, 2002, February 28, 2003 and February 29, 2004 (the “Earn-out Period(s)”) based on earnings before interest and taxes of the Operating Subsidiary, in excess of designated thresholds, calculated in accordance with accounting principles generally accepted in the United States of America for each respective period (the “Earn-out Agreement”).  Based on the findings of the investigation, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-out Period(s) resulting in overpayments and overaccruals under the provisions of the Earn-out Agreement that otherwise would not have been made.  We have expensed the contingent consideration overpayments in the financial statements in the periods in which they were paid, resulting in expense of $8.6 million, $7.2 million and $10.2 million for the years ended December 31, 2002 and 2003, and the three and nine months ended September 30, 2004, respectively.  These amounts had previously been accrued as contingent consideration and an addition to goodwill.  We have reversed these accruals and related goodwill in the periods originally recorded.  We will record a gain in future periods to the extent such contingent consideration overpayments are recovered.

Restating the financial statements for the revenue recognition, expense omission and contingent consideration overpayment issues results in an adjustment to the provision for income taxes and to certain other balance sheet tax accounts for the periods restated.

A summary of the significant effects of the restatement are as follows (in thousands, except per share data):

BALANCE SHEET INFORMATION

(Unaudited)

	At December 31, 2003
	As Previously Reported	As Restated
	(Item 1)
Accounts and Notes Receivable, Net	$67,873	$63,522

Income Tax Receivable	$—	$3,000

Goodwill	$324,305	$307,913

Total Assets	$470,273	$452,530

Accounts Payable and Accrued Liabilities	$52,054	$52,375

Income Tax Payable	$2,186	$—

Deferred Income Taxes	$18,084	$11,753

Long-term Customer Liability	$—	$1,862

Deferred Revenue	$—	$5,135

Other Long-term Obligations	$7,839	$9,306

Retained Earnings	$119,236	$101,225

Total Stockholders’ Equity	$311,088	$293,077

Item 1:          Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

STATEMENT OF OPERATIONS INFORMATION

(All Periods Presented Unaudited)

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)

Revenue	$91,568	$91,728	$282,206	$280,341

Gross Profit	$35,834	$35,994	$109,099	$107,234

Selling, General & Administrative Expense	$24,049	$24,058	$71,799	$71,882

Contingent Consideration Overpayment	$—	$7,223	$—	$7,223

Income From Continuing Operations Before Income Taxes	$11,116	$4,044	$34,447	$25,276

Provision for Income Taxes	$4,446	$1,619	$13,778	$10,115

Income From Continuing Operations	$6,670	$2,425	$20,669	$15,161

Net Income	$6,552	$2,.307	$20,388	$14,880

Net Income Per Share:
Basic
Continuing Operations	$0.41	$0.15	$1.25	$0.92

Total	$0.40	$0.14	$1.23	$0.90

Diluted
Continuing Operations	$0.41	$0.15	$1.24	$0.91

Total	$0.40	$0.14	$1.22	$0.89

Item 1:          Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

STATEMENT OF CASH FLOW INFORMATION

(Unaudited)

	Nine Months Ended September 30, 2003
	As Previously Reported	As Restated
	(Item 1)
Net Cash Provided by Operating Activities From Continuing Operations	$51,270	$44,047

Net Cash Used in Investing Activities From Continuing Operations	$(19,362)	$(12,139)

Item 1:          Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.  The cash flow restatement impact of contingent consideration overpayments and related expense was limited to the three and twelve months ended December 31, 2002 and the three and nine months ended September 30, 2003.

The cash flow categories above are impacted as a result of restating the contingent consideration overpayments discussed above from cash paid for acquisitions (included in net cash used in investing activities from continuing operations) to net cash provided by operating activities from continuing operations as a period expense.

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

On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint is an economic consulting firm with approximately 26 principals and staff, and a network of academic affiliates.  KeyPoint provides economic, financial, and forensic accounting services in matters involving complex litigation and regulation.  KeyPoint’s clients include companies, law firms, and government and regulatory agencies.  The acquisition of KeyPoint significantly expands SOURCECORP’s expertise in new practice areas and helps strategically position SOURCECORP for additional growth in our legal consulting area.  Keypoint joined our legal consulting service offering and is reported in the Healthcare, Regulatory and Legal Compliance segment.  KeyPoint is expected to add approximately $6 million in revenue in 2004, or approximately 3% of total segment revenue, and will be moderately accretive to 2004 earnings after consideration of related financing costs and amortization of identified intangibles.

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups.  The asset groups to be divested include the Direct Mail operations, previously reported in our Information Management and Distribution segment, and two medical records management operations that were reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups incurred losses, net of tax, of $0.8 million for the full year ended December 31, 2003.  During the quarter ended June 30, 2004, we completed the sale of one of the medical records management operations.  The divestiture of the other medical records management operation and the Direct Mail operations were completed during the quarter ended September 30, 2004.  See Note 5, Discontinued Operations, of the Notes to Condensed Consolidated Financial Statements, for a more detailed discussion, including the adjustments that were recorded during the current quarter.

During the third quarter of 2004, we identified certain operating trends that continued into the fourth quarter of 2004. As discussed below, continuing revenue declines within our Healthcare service offerings and the completion of several large projects during the third quarter within our Class Action Claims Administration service offering result in lower revenue and gross profit during the fourth quarter of 2004.  In addition, the factors discussed below contributing to higher SGA expense in the third quarter of 2004 continue into the fourth quarter of 2004 resulting in approximately $4.7 million of incremental SGA expense.  Both the revenue and SGA trends are offset by the $10.2 million contingent consideration overpayment expensed during the third quarter of 2004.  Collectively, these issues are expected to result in increased income from continuing operations before tax of $3.1 million when comparing the fourth and third quarters of 2004.

During the first quarter of 2005, we entered into an agreement with one of our customers impacted by the facts relating to the subject of our internal investigation, more fully described in “Internal Investigation” above and in Note 2 to the condensed consolidation financial statements.  As a result of the agreement, we expect to recognize, during the first quarter of 2005, revenue of $4.1 million related to deferred revenue and customer liability restatement adjustments.

Other Matters

SEC Investigation

The Company received written confirmation from the Securities and Exchange Commission (“SEC”) on January 14, 2005, that the SEC has converted its informal inquiry in connection with the Company’s internal investigation and restatement into a formal investigation. The Company intends to fully cooperate with the SEC in connection with the investigation.  The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company’s understanding of the events leading to its internal investigation.

Nasdaq Listing

The NASDAQ Listing Qualification Panel previously granted the Company a listing requirements exception that contemplated among other things that the Company would file its third quarter 2004 Quarterly Report on Form 10-Q and certain prior period financial information by March 16, 2005.  The Company requested a further modification to its Nasdaq exception to contemplate the filing of its third quarter 2004 Quarterly Report on Form 10-Q, and certain unaudited prior period financial information, by March 23, 2005, and the filing of its 2004 Annual Report on Form 10-K by March 31, 2005.  By letter dated March 22, 2005, the Nasdaq Listing Qualification Panel granted this modified exception with the additional requirement that the Company, by March 31, 2005, provide the Panel with a brief written summary of the status and focus of the above referenced SEC investigation, which the Company intends to provide.  If the Company is unable to satisfy all of the requirements of the modified exception, the Company’s Common Stock would be delisted from trading on the NASDAQ Stock Market unless an additional exception is considered and granted.

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

In addition, except for the restatement issues identified above, the condensed consolidated financial statements included in Item 1 “Financial Statements”, should be read in conjunction with our consolidated financial statements and the related notes thereto in the Annual Report filed with the Securities and Exchange Commission on March 12, 2004.

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the reportable segments measured before the inclusion of the expense related to the contingent consideration overpayments discussed above. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of critical accounting policies.

During the quarter ended September 30, 2004, we realigned certain operations in order to leverage management expertise, reduce costs, maximize profitability and better align these operations with other operating units of similar core competencies.  The realignment resulted in certain operations being transferred from the Information Management and Distribution reportable segment to the Healthcare, Regulatory and Legal Compliance reportable segment.  We have reclassified prior period amounts to be consistent with the current quarter and year to date segment reporting.

The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users.  We offer our BPO solutions to businesses in document intensive industries, such as healthcare, financial services, federal and state government, and other commercial services vertical industries.  For the three months ended September 30, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $40.0 million and $42.7 million of recurring revenue, respectively, and $4.9 million and $5.4 million of project revenue, respectively.  For the nine months ended September 30, 2003 and 2004, revenue in the Information Management and Distribution segment consisted of approximately $123.4 million and $130.2 million of recurring revenue, respectively, and approximately $18.1 million and $16.0 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, managed care compliance reviews, class action claims administration, and professional economic research and litigation services. For the three months ended September 30, 2003 and 2004, revenue in the Healthcare Regulatory and Legal Compliance segment consisted of approximately $18.6 million and $20.0 million of recurring revenue, respectively, and $28.2 million and $29.5 million of project revenue, respectively.  For the nine months ended September 30, 2003 and 2004, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $56.6 million and $59.1 million of recurring revenue, respectively, and approximately $82.3 million and $87.2 million of project revenue, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

	Three Months Ended September 30,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$91,728	100.0%	$97,674	100.0%
Gross Profit	35,994	39.2%	34,452	35.3%
SG&A	24,058	26.2%	25,171	25.8%
Operating income (loss)	4,624	5.0%	(1,197)	(1.2)%
Income (loss) from continuing operations before income taxes	4,044	4.4%	(2,221)	(2.3)%
Income (loss) from continuing operations	2,425	2.6%	(416)	(0.4)%

Revenue

Our operations generated revenues of $97.7 million for the three months ended September 30, 2004, an increase of 6.5% compared to the same period in 2003.  During the second quarter of 2004, we acquired KeyPoint Consulting, LLC (“KeyPoint”) as a part of our Healthcare, Regulatory and Legal Compliance segment.  KeyPoint contributed approximately $2.0 million to the revenue increase.  Additionally, strong volumes in our project oriented class action claims administration service offering contributed approximately $2.8 million to the year-over-year increase.  Project revenue accounted for $34.9 million or 35.8% of revenue in the current quarter compared to $33.1 million or 36.0% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment increased 7.2% from $44.9 million for the three months ended September 30, 2003 to $48.1 million for the three months ended September 30, 2004.  Project revenue accounted for 11.2% of segment revenue in the third quarter of 2004 compared to 11.0% for the same period in 2003.  The increase in segment revenue was primarily the result of higher volumes from existing customers and volumes from new customer contracts in our information management service offering, particularly in the Healthcare and Financial Services vertical markets. Revenue in the statement processing service offering was essentially flat compared to the prior year quarter.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 5.8% from $46.8 million for the three months ended September 30, 2003 to $49.5 million for the three months ended September 30, 2004. Project revenue accounted for 59.6% of segment revenue in the third quarter of 2004 and 60.1% for the same period in 2003.  The acquisition of KeyPoint contributed approximately $2.0 million to the increase.  Also contributing to the revenue increase were higher project volumes in our class action claims administration service offering, which increased approximately 34%, or $2.8 million while completing several large projects during the current year quarter.  Project volumes from this service offering have decreased to a more sustainable level during the fourth quarter of 2004.  Volumes in our Healthcare businesses declined approximately $0.5 million compared to the prior year quarter offsetting the favorable year-over-year comparison within class action claims administration.

Gross profit

Gross profit decreased 4.3% from $36.0 million, or 39.2% of revenue, for the three months ended September 30, 2003 to $34.5 million, or 35.3% of revenue, for the three months ended September 30, 2004.  The 390 basis point decline in gross margin was primarily related to:  (i) higher facilities costs of approximately $1.0 million related primarily to the opening of new facilities, mainly to support growth initiatives within our Information Management and Distribution segment, (ii) higher bad debt expense of approximately $0.7 million, (iii) higher personnel related costs of approximately $0.7 million, and (iv) lower mix of federal government project work.  Personnel related costs, as a percentage of revenue, increased from 43.7% in the prior year quarter to 44.4% in the current quarter.  In addition, the factors causing the lower gross margin during the third quarter of 2004 continued through the fourth quarter of 2004 resulting in a similar gross margin.

Additionally, as discussed above in “Internal Investigation”, certain revenue generated at an Operating Subsidiary in our Information Management and Distribution segment has been deferred to future periods or reversed as certain revenue recognition criteria, as applied to certain customer contracts, were not met.  However, the costs associated with the adjusted revenue continue to be reported in the period incurred.  As a result of the adjusted revenue, gross margin was positively impacted 0.1% during the three months ended September 30, 2003 and 0.4% during the three months ended September 30, 2004 due to the recognition of reversed revenue as a result of satisfying remaining revenue recognition conditions at minimal incremental cost.

Selling, general and administrative expenses

SG&A increased 4.6% from $24.1 million, or 26.2% of revenue, for the three months ended September 30, 2003 to $25.2 million, or 25.8% of revenue, for the three months ended September 30, 2004. The increase in SG&A expense relates primarily to higher personnel and related costs and higher professional fees associated with Sarbanes Oxley compliance activity.  During the fourth quarter of 2004 the higher SG&A trend continued due to higher personnel and related costs and higher professional fees associated with Sarbanes Oxley compliance activities and the investigation, discussed more fully in “Internal Investigation” above and in Note 2 to the condensed consolidated financial statements.

Income (loss) from continuing operations before income taxes

Income (loss) from continuing operations before income taxes decreased from $4.0 million for the three months ended September 30, 2003 to ($2.2) million for the three months ended September 30, 2004.   The decrease was partly the result of the factors impacting gross margin and SG&A discussed above.  In addition, as discussed more fully above in “Internal Investigation”, revenue recognition and expense omission issues at an operating subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary.  As a result, payments made under the provisions of the Earn-out Agreements that were determined to be overpayments have been expensed in the periods paid resulting in expense of $7.2 million and $10.2 million for the three months ended September 30, 2003 and 2004, respectively.  Finally, interest expense was higher by approximately $0.4 million in the current year quarter due to higher debt balances.

Provision (benefit) for income taxes

During the third quarter of 2004, we have reported a net benefit from income taxes in the amount of $1.8 million.  The net benefit results from the loss from continuing operations before income taxes at our effective tax rate of 40% and an additional benefit in the amount of approximately $0.7 million related to the favorable resolution of certain open tax issues as well as the expiration of statutes of limitations on certain strategic tax positions and an additional benefit of $0.3 million related to increased state tax credits.  The first of the events giving rise to the lower effective rate during the third quarter of 2004 continued into the fourth quarter of 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

	Nine Months Ended September 30,
	2003		2004
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$280,341	100.0%	$292,497	100.0%
Gross Profit	107,234	38.3%	107,736	36.8%
SG&A	71,882	25.6%	80,982	27.7%
Operating income	27,863	9.9%	15,875	5.4%
Income from continuing operations before income taxes	25,276	9.0%	13,130	4.5%
Income from continuing operations	15,161	5.4%	8,795	3.0%

Revenue

Our operations generated revenues of $292.5 million for the nine months ended September 30, 2004, an increase of $12.2 million or 4.3% compared to the same period in 2003.  The acquisition of KeyPoint during the second quarter of 2004 contributed approximately $4.1 million to the revenue increase.  Also contributing to the year-over-year increase in revenue were: (i) strong volumes in our project oriented class action claims administration service offering which were up 40% or $7.8 million, and (ii) strong volumes in our statement processing service offering which were up 7.5% or $1.9 million.  Project revenue accounted for $103.2 million or 35.3% of revenue in the current year compared to $100.4 million or 35.8% of revenue in the prior year. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenue within our Information Management and Distribution segment increased 3.3% from $141.5 million for the nine months ended September 30, 2003 to $146.2 million for the nine months ended September 30, 2004.  Project revenue accounted for 11.0% of segment revenue in the current year compared to 12.8% for the same period in 2003.  The increase in segment revenue was primarily the result of higher volumes in our statement processing service offering, which were up approximately 7.5%, or $1.9 million, and increased volumes from existing customers and volumes from new customer contracts in the information management service offering.  Partially offsetting this revenue growth were lower volumes from our government services customers.

Revenue within our Healthcare, Regulatory and Legal Compliance segment increased 5.3% from $138.9 million for the nine months ended September 30, 2003 to $146.3 million for the nine months ended September 30, 2004. Project revenue accounted for 59.6% of segment revenue in the current year compared to 59.3% for the same period in 2003.  The acquisition of KeyPoint during the second quarter of 2004 contributed approximately $4.1 million to the increase.  Higher project volumes in our class action claims administration service offering, which increased approximately 40%, or $7.8 million also contributed to the increase in segment.  Partially offsetting the growth in segment revenues were lower volumes within our legal consulting service offering due to three significant projects in production during the first six months of 2003 and lower volumes in our medical coding service offering and release of information service offering.

Gross profit

Gross profit increased 0.5% from $107.2 million, or 38.3% of revenue, for the nine months ended September 30, 2003 to $107.7 million, or 36.8% of revenue, for the nine months ended September 30, 2004.  Factors impacting gross profit and gross margin are discussed below.

As discussed above in “Internal Investigation”, certain revenue generated at an Operating Subsidiary in our Information Management and Distribution segment has been deferred to future periods or reversed as certain revenue recognition criteria, as applied to certain customer contracts, were not met.  However, the costs associated with the adjusted revenue continue to be reported in the period incurred.  As a result of the adjusted revenue, gross margin was negatively impacted 0.4% during the nine months ended September 30, 2003 and 0.9% during the nine months ended September 30, 2004.

Also contributing to the decline in gross profit were higher facilities related expenses of approximately $2.7 million related to the opening of new production facilities, mainly to support growth initiatives within our Information Management and

Distribution segment, and higher bad debt expense of approximately $1.8 million as the prior year reflected unusually large collections of accounts receivable balances outstanding greater than ninety days.

Partially offsetting the declines in gross margin discussed above were lower personnel related costs, as a percentage of revenue.  Personnel related costs decreased from 45.4% in the prior year to 43.7% in the current year due primarily to our productivity and technology initiatives, such as high speed scanners, offshore production and pay-for-performance compensation plans, and expense of $1.1 million incurred in the prior year related to an unusually large medical claim.

Selling, general and administrative expenses

SG&A increased 12.7% from $71.9 million, or 25.6% of revenue, for the nine months ended September 30, 2003 to $81.0 million, or 27.7% of revenue, for the nine months ended September 30, 2004. The increase in SG&A expense is largely attributable to: (i) the costs associated with the settlement of a significant legal matter in the Information Management and Distribution segment during the first quarter of 2004 of approximately $3.9 million, (ii) an increase in deferred compensation expense related to restricted stock of approximately $1.4 million and other personnel related expense of approximately $1.1 million, (iii) higher travel and marketing costs of approximately $1.1 million,  (iv) higher hardware and software maintenance costs  of approximately $0.5 million (v) higher professional fees of approximately $0.4 million associated with Sarbanes Oxley compliance activity.

Income from continuing operations before income taxes

Income from continuing operations before income taxes decreased from $25.3 million for the nine months ended September 30, 2003 to $13.1 million for the nine months ended September 30, 2004.   The decrease was largely the result of the factors impacting gross margin and SG&A discussed above.  In addition, as discussed above, revenue recognition and expense omission issues at an operating subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary.  As a result, payments made under the provisions of the Earn-out Agreements that were determined to be overpayments have been expensed in the periods paid resulting in expense of $7.2 million and $10.2 million for the three months ended September 30, 2003 and 2004, respectively.  Finally, the current year includes a net loss of $0.3 million on the disposition of property, plant and equipment compared to a gain of $0.3 million in the prior year.

Interest expense was lower by approximately $0.7 million in the current year due the expiration of the interest rate swap on March 31, 2003 and a more favorable interest rate environment during the current year.  Interest income in the prior year included a one-time payment of $0.2 million related to a $2.3 million income tax receivable that was also collected during 2003.

Provision (benefit) for income taxes

We reported a net benefit from income taxes in the amount of $1.8 million for the three months ended September 30, 2004.  The net benefit results from the loss from continuing operations before income taxes during the three months at our effective tax rate of 40% and an additional benefit in the amount of approximately $0.7 million related to the favorable resolution of certain open tax issues as well as the expiration of statutes of limitations on certain strategic tax positions and an additional benefit of approximately $0.3 million related to increased state tax credits.  Collectively, the additional benefits had the affect of lowering our effective tax rate for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had ($48.3) million of working capital, including $1.9 million of cash, which resulted in part from the classification of $90.3 million of our debt under our 2000 Credit Agreement as a Current Maturity as described below and in Note 10 to the condensed consolidated financial statements.  Working capital at December 31, 2003 was $36.6 million, including $2.1 million of cash. For the first nine months of 2004, net cash provided by operating activities from continuing operations was $15.7 million compared to $44.5 million for the same period in 2003.  Factors contributing to the decline in operating cash flow from continuing operations consist of: (i) lower earnings in the current year, (ii) slower cash collections during the current year resulting in $11.1 million of lower cash provided by operating activities, (iii) the payment of significant legal settlements during the current year totaling $7.5 million, (iv) higher annual incentive compensation payments compared to the prior year, (v) the receipt of income tax refunds of $2.3 million in the prior year, and (vi) higher contingent consideration overpayments in the amount of $3.4 million related to the Operating Subsidiary under investigation, as more fully described above in “Internal Investigation” and in Note 2 to the condensed consolidated financial statements.

Days sales outstanding decreased three business days during the quarter to 44 business days at September 30, 2004 compared to 47 business days at June 30, 2004.

For the nine months ended September 30, 2004, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $12.6 million and net acquisition related payments of $17.5 million of which $13.7 million relates to the acquisition of KeyPoint Consulting LLC and $3.8 million represents the settlement of contingent consideration and other acquisition related payments.  Partially offsetting the capital expenditures and cash paid for acquisitions was divestiture proceeds of $6.8 million, related to the divestiture of our Direct Mail operations and two medical records management operations.  Some future quarters will include additional settlements of contingent consideration on past acquisitions. Not all of the periods applicable for contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements related to the achievement of specified revenue and/or earnings targets.  If all contingent consideration targets under the current agreements were achieved, the maximum amount of consideration to be paid would be $5.3 million, and would be paid in 2005. In accordance with the agreements, the Company has the option to satisfy the entire $5.3 million (or any part thereof) of the potential liability in common stock with final valuation determined at date of issuance.

Net cash provided by financing activities from continuing operations was $8.9 million for the nine months ended September 30, 2004.  Borrowings from our line of credit of $247.0 million were partially offset by payments on our line of credit of $228.4 million.  Additionally, net proceeds from common stock issuances of $0.5 million were more than offset by payments of $10.1 million related to shares repurchased.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

In April 2001, we entered into a line of credit agreement with Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”). Under this agreement, we could from time to time borrow funds up to $297.5 million through April 2, 2004, subject to certain financial covenants and ratios. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services, among other factors.

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

At September 30, 2004, the remaining commitment under the 2001 Credit Agreement is $290.0 million and is scheduled to mature as follows (in millions):

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

As a result of our internal investigation, more fully described above in “Internal Investigation” and in Note 2 to the condensed consolidated financial statements, we were unable to file our September 30, 2004 Quarterly Report on Form 10-Q within the timeframe prescribed by the Securities Exchange Act of 1934.  The failure to timely file the September 30, 2004 Quarterly Report on Form 10-Q resulted in a default under the 2001 Credit Agreement.  We entered into a waiver agreement on November 12, 2004 with the lenders party to the 2001 Credit Agreement.  Pursuant to the terms of the waiver agreement, the lenders agreed, among other things, to waive any default under the 2001 Credit Agreement that resulted from potential non-compliance with a designated fixed charge coverage ratio, and our failure to timely file our Quarterly Report on Form 10-Q for the September 30, 2004 quarter.  The waiver agreement also provides that during the period that the waiver agreement is in effect, the outstanding principal amount of the loans under the 2001 Credit Agreement may not exceed $112,000,000. The waiver agreement was to expire on March 15, 2005;  however, on March 15, 2005, we entered into on Extension and Modification of Waiver to Credit Agreement, which extended such waiver through March 23, 2005.  The foregoing summary of the Extension and Modification and Waiver to Credit Agreement is qualified by and should be read in connection with the actual text of the Extension and Modification of Waiver to Credit Agreement, which is referenced as Exhibit 10.2 to this Quarterly Report.

We are currently working with our lenders to approve an amendment to the 2001 Credit Agreement that would allow for the exclusion of certain contingent consideration overpayments to the former owners of the Operating Subsidiary, as described more fully above in “Internal Investigation” and in Note 2 to the condensed consolidated financial statements, from the definition of Earnings Before Interest, Depreciation and Amortization (“EBITDA”).  Pursuant to the terms of the Company’s 2001 Credit Agreement, EBITDA is used in calculating certain leverage and fixed cost coverage ratios. The Company exceeded the allowable leverage ratio of 2.5 times for the quarters ended June 30, 2004 and September 30, 2004 as a result of the earn-out overpayments, previously discussed.  This has resulted in a default under the 2001 Credit Agreement. As a result, the Company has classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet, until such time as an appropriate amendment is in place. The Company is currently working with its lenders to secure such an amendment and it is anticipated that this amendment will soon become effective. In any event, as the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified as a Current Maturity on and after April 1, 2005.

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

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,359,852 shares were available as of September 30, 2004; however, such registration statement may require amendment prior to use.

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

Revenue Recognition.   Revenue is recognized as it becomes realized or realizable and earned according to the criteria provided by Staff Accounting Bulletin 104, Revenue Recognition. Revenue recognition occurs once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or otherwise determinable, and collection is reasonably assured. The Company’s revenue-earnings activities possess project and recurring customer relationships.

Recurring revenue is characterized by customer relationships that are generally for one year or longer. Recurring revenue is typically based on the transaction volumes provided by the Company’s customer at an agreed upon fixed rate per unit. The Company’s customer volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents 63% of total 2003 revenues and typically occurs within the Company’s Information Management and Distribution segment.

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 37% of total 2003 revenues and typically occurs within the Company’s Healthcare, Regulatory, and Legal Compliance segment.

Revenue recognition policies related to offerings within the Company’s Information Management and Distribution segment are based upon objective criteria that do not require significant estimates or uncertainties. For example, business process outsourcing services are recognized proportionally as services are rendered, based on specific, objective criteria under the contracts for the number of accounts or transactions processed. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change.

Revenue recognition policies within the Company’s Healthcare, Regulatory, and Legal Compliance segment are based upon objective criteria that do not require significant estimates or uncertainties.  For example, transaction volumes and time and costs under time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts.  The following outlines specific revenue recognition policies related to certain offerings within this segment:

Medical records release services — revenue is recognized upon completion of the processing of the requested medical records.  Revenue recognition for this service is based on an agreed upon and in some cases, a regulated rate applied to the number of records processed.  When a fee is paid to the hospital, the revenue related to that fee is reported on a net basis in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, due to the fact that: (a) the primary obligation in the arrangement is borne partially by both SOURCECORP and the hospital; (b) SOURCECORP has no discretion with respect to the supplier of the medical record; and (c) SOURCECORP is not involved in the determination of product or service specifications.

Record management services — revenue is recognized as storage services are provided based on key terms, which is generally linear feet of documents stored times a monthly rate for shelf storage and based on a monthly per image rate for images stored electronically.  The Company recognizes fees for processing, retrieval, delivery and return to storage as revenue upon completion of the service at the agreed upon rate applied to the unit count of items serviced.

Additional healthcare and compliance services — revenue is recognized for document and data conversion services as the services are provided based upon an agreed upon rate per patient file applied to the number of files processed.  Storage and archiving fees are recognized as revenue as the services are provided based upon an agreed upon monthly rate per file stored or otherwise archived.  Revenue related to coding and abstracting of medical records and staffing services is recognized as the services are provided based on an agreed upon rate applied to the billable hours worked and eligible out-of-pocket expenses defined by the service agreement.  The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.  Revenue related to compliance reviews is based primarily on an agreed upon percentage (or commission) of amounts identified and recovered from the third party payers as a fee for services provided.  Revenue is recognized upon successful recovery of underpayments to our clients by their managed care and commercial payers at the agreed upon percentage (or commission).

Class action claims administration services — revenue is recognized as these services are provided based on the agreed upon rate applied to the number of hours spent providing services related to administering the legal settlements and expenses incurred.  The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.  In addition, revenue related to the design and implementation of comprehensive notification plans is based on an agreed upon percentage (i.e., commission) of the cost to place the media communication.  Revenue is recognized at the time of public delivery of the notification through the various media outlets at the agreed upon percentage (or commission).

Professional economic research and litigation services — revenue is recognized as these services are provided based on consulting hours worked at agreed upon rates at the time services are rendered and expenses are incurred.  The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

As a part of providing services to its customers, the Company incurs incidental expenses commonly referred to as “out-of-pocket” expenses. These expenses include items such as airfare, hotels, mileage, etc. and are often reimbursable by the Company’s customers. When reimbursable, the Company records both revenue and direct cost of services in accordance with the provisions of EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred.

Unearned income, included in other current liabilities, represents payments from the Company’s customers in advance of the services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

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

Long-Lived Asset and Other Intangible Asset Impairment.  As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets or other intangible assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets or other intangible assets to the carrying amount of the asset being evaluated. An impairment loss is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow based on the difference between the carrying value and fair value. During the quarter ended September 30, 2004, a pre-tax impairment loss of approximately $1.7 million was recognized related to the divestiture of our Print and Mail operations.  See Note 5, Discontinued Operations, of the Notes of Condensed Consolidated Financial Statements, for a more detailed discussion.

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

Self-Insurance Liabilities and Reserves.  We are self-insured for workmen’s compensation liabilities and a significant portion of our employee medical costs. We account for our self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs. SOURCECORP’s exposure under the stop-loss policies for workmen’s compensation and medical costs is limited based on fixed dollar amounts.  For workman’s compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence.  For medical costs, the fixed dollar amount of stop-loss coverage is $100,000 per covered participant for the fiscal plan year, with a lifetime limit of liability per covered participant of $1,900,000.

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

The Company maintains disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which have been designed to help ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e., Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis and that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, and filed accurately and on a timely basis.  In light of the events giving rise to the Company’s restatement, more fully described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to the condensed consolidated financial statements, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in alerting them, in an accurate and timely fashion, to material information relating to the revenue and operating expenses of the Company required to be included in the Company's reports filed or submitted under the Exchange Act.

We have restated the condensed consolidated financial statements for the three and nine months ended September 30, 2003.  In addition, we will restate the consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 in our 2004 Annual Report on Form 10-K.  The restated financial results address the accounting errors described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of the notes to the consolidated financial statements that were identified during the course of the investigation into the financial results of the Operating Subsidiary.  The circumstances giving rise to these accounting errors were reported to our Audit Committee and Independent Registered Public Accounting Firm.  The restatement of our operating results is an indicator of a material weakness under standards established by the Public Company Accounting Oversight Board. The Company’s investigation identified the following issues, which collectively were a material weakness in our internal control over financial reporting which were found to have existed as of September 30, 2004:

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

(b) Changes in internal controls

The changes to internal control over financial reporting described above were either implemented in the fourth quarter of 2004 or, in the case of the addition of a company-wide contract compliance function, is in the process of being implemented.   Except as described above, there has been no other significant change in our internal control over financial reporting during the quarter ended September 30, 2004, which materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The Actions are purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 7, 2003, and October 26, 2004 or October 27, 2004, depending on the Action, and seek unspecified damages.  The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division.  Two of these actions have been consolidated and a motion is pending to consolidate each of the actions into a single action.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “Purported Derivative Action”). The Purported Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. All of these claims are asserted derivatively on behalf of the Company.  Further, the Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the “Demand Letter”) based on the same set of facts as the Purported Derivative Action.  The Company has formed a special committee of the Board of Directors to evaluate the claims made in the Purported Derivative Action and the Demand Letter.

Digital Imaging Systems

On August 5, 2004,  Digital Imaging Systems, Inc. filed suit against the Company in the United States District Court-Southern District of New York alleging, among other things, that a portion of the Company’s process for scanning and indexing images violates one of Digital Imaging Systems’ patents.  The Company has tendered this matter to one of its software/hardware vendors for indemnification, which such vendor is evaluating.  The suit demands unspecified damages.

Healthcare Marketing Associates, Inc. vs. Managed Care Professionals, Inc.

On February 9, 1995, prior to the acquisition by the Company, Managed Care Professionals, Inc. (one of our wholly-owned subsidiaries) (“MCP”) entered into an “Exclusive Marketing Agreement” with Healthcare Marketing Associates, Inc. (“HMA”) whereby MCP granted to HMA the exclusive right to market, and HMA agreed to market exclusively for MCP, the MCP products and services to health care providers in the United States for which MCP agreed to pay HMA a percentage (30%) of gross revenues paid to MCP by the provider (customer). The duration of the Agreement was for a period of five (5) years and expired on February 9, 2000 (“Termination Date”). On April 27, 2001, HMA filed a lawsuit against MCP in the Circuit Court of the County of St. Louis, State of Missouri, alleging entitlement to commissions on revenues generated after the Termination Date from providers who were initially brought to MCP prior to the Termination Date. In March 2003, this lawsuit was tried before a judge and at the conclusion of the trial, the judge ruled in the plaintiff’s favor in the amount of $1.782 million plus prejudgment and post judgment interest, which equates to approximately $2.4 million in total as of December 31, 2003. The judgment amount plus prejudgment interest costs were included in our 2002 results. Post judgment interest accrued at a statutory 9% rate. We appealed this ruling and on May 4, 2004, the Court of Appeals affirmed the Circuit Court’s judgment.  On July 23, 2004, we filed an application for transfer of our appeal to the state’s Supreme Court, which was denied.  We subsequently paid such judgment and interest.

Various ROI Copy Charge Matters

From time to time, various of our subsidiaries that perform release of information (“ROI”) services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs’ reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. We are currently a party to several such suits in various stages of development.  One such suit is styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated, filed in the Court of Common Pleas Philadelphia County in Pennsylvania, alleges among other things that the Company intentionally charges more for providing copies of medical records than is permitted under Pennsylvania law.  In

September 2004, the court entered its order certifying a class in this matter.  We believe we have meritorious defenses and intend to continue to vigorously defend any claims made against us in these matters.

Mattel v. SOURCECORP

On February 18, 2003, Mattel, Inc. filed suit against the Company in the Los Angeles County California Superior Court. In the suit, the plaintiff alleged that one of our subsidiaries is liable for the loss of various products, prototypes and paper documents allegedly stored at one of our subsidiary’s box storage facilities under theories of breach of contract, breach of fiduciary duty, negligence, breach of implied covenants of good faith and fair dealing and/or conversion. The plaintiff at various times alleged damages ranging from “in excess of $2.5 million,” to approximately $20 million.  This matter was settled prior to trial, the terms of which settlement are confidential.  The settlement and related legal costs impacted our first quarter 2004 pre-tax earnings by approximately $3.9 million.  Furthermore, the impact of the settlement and related legal costs on our 2004 operating cash flow were approximately $5.7 million, before consideration of taxes.

Spohr. et. al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et. al. in Dallas, Texas, in which we asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the “Texas Action”). The Texas Action was later removed to federal court and ultimately dismissed on jurisdictional grounds. We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, we additionally filed claims against the sellers’ accountants and the two sellers filed claims against us; however, in February 2004, the judge in the Sacramento Action dismissed our claims against the sellers’ accountants. The sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers alleged damages of approximately $1.5 million. We asserted damages in excess of $8 million. On February 3, 2005, the parties settled this matter on mutually acceptable terms.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

Jul 1, 2004 – Jul 30, 2004	—	—	—	$1,500
Aug 1, 2004 - Aug 31, 2004	—	$—	—	$20,001,500
Sep 1, 2004 – Sep 30, 2004	34,800	$22.22	34,800	$19,228,118

Item 6.           Exhibits

(a) Exhibits

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated as of September 4, 2004, among Premier Acquisition Corp., as Seller, SOURCECORP, Incorporated, as Parent of Seller and Secure Health Information Corp., as Buyer

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

SOURCECORP, INCORPORATED

Date: March 23, 2005	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: March 23, 2005	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*	Asset Purchase Agreement, dated as of September 4, 2004, among Premier Acquisition Corp., as Seller, SOURCECORP, Incorporated, as Parent of Seller and Secure Health Information Corp., as Buyer

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