Form 10-K
period 2004-12-31
SOURCECORP INC
filed 2005-03-31
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, (including area code)

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of the Company’s most recently completed second fiscal quarter) was $433,445,944 based on the last sale price of $27.52 of the Registrant’s Common Stock, $.01 par value per share, on the Nasdaq National Market on June 30, 2004.

As of February 28, 2005, 15,666,916 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2004 are incorporated by reference into Part III of this Form 10-K.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
FORM 10-K
YEAR ENDED DECEMBER 31, 2004
EXPLANATORY NOTE

This Annual Report on Form 10-K gives effect to the restatement of the Company’s consolidated financial statements as discussed in Note 3 to the consolidated financial statements for the years ended December 31, 2001, 2002 and 2003. The restated financial statements for the years ended December 31, 2002 and 2003 have been audited by Deloitte & Touche, LLP. Selected restated financial data presented for the year ended December 31, 2001 has been derived from consolidated financial statements audited by Arthur Andersen, LLP.

On October 27, 2004, the Company filed a Current Report on Form 8-K (as amended by Form 8-K/A filed October 27, 2004) with the Securities and Exchange Commission (the “SEC”) disclosing that the Company’s previously issued financial statements and related independent auditors’ report for the year ended December 31, 2003, as well as its previously issued financial statements for the 2004 quarterly periods ended March 31, 2004 and June 30, 2004, should no longer be relied upon, and that the Company, under the guidance of the Audit Committee of the Board of Directors of the Company, had initiated an investigation into the financial results of one of the Company’s Operating Subsidiaries in the Information Management and Distribution segment (the “Operating Subsidiary”). Additionally, on January 21, 2005, the Company issued a press release and subsequently filed a related Current Report on Form 8-K, disclosing that its previously issued financial statements and related independent auditors’ reports for the years ended December 31, 2001 and 2002 should also no longer be relied upon.

On March 7, 2005, the Company filed a Current Report on Form 8-K with the SEC and issued a press release, which was filed as an Exhibit to such Form 8-K, disclosing that the Company’s internal investigation has been concluded.

Based on the results of the investigation, it was determined that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been originally recognized as additional goodwill of the acquired business. In connection with the Restatement, the Company has expensed such contingent consideration overpayments and adjusted goodwill and the related accrued liability (See Note 3 to the consolidated financial statements).

SOURCECORP, Incorporated
2004 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K (the “Report”) contains certain forward-looking statements such as our intentions, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, the results of the Company’s ongoing Securities and Exchange Commission (SEC) investigation, the potential customer impact of the results of our investigation, the effect of our investigation and financial statement restatement on the trading price of our stock, the risks of integrating our operating companies, of the timing and magnitude of technological advances, of the occurrences of future events that could diminish our customers’ needs for our services, and of a change in the degree to which companies continue to outsource business processes, as well as such other risks set forth under the heading Risk Factors included in this report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.                Business

General

SOURCECORP, Incorporated is a provider of business process outsourcing solutions specializing in document and information management and a provider of specialized knowledge-based processing and/or consulting solutions. We offer clients in information-intensive industries—such as financial services, healthcare, legal, government, and transportation—the solutions to manage their information and document intensive business processes and the solutions to fulfill certain specialized knowledge-based processing and consulting requirements, enabling these organizations to concentrate on their core competencies.

As a national business process outsourcing provider, we operate approximately 83 facilities in 24 states, Washington, D.C. and Mexico, with approximately 5,800 employees at December 31, 2004.

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

Acquisition and Divestiture Strategy

We have transitioned to an operating company supported by a strategic acquisition program. Since our inception, we have acquired 73 companies and divested 20 operating units as of December 31, 2004. Of these acquisitions, 85% were completed in the first four years following our initial public offering, in January 1996, as we established a geographic footprint to enable us to provide services nationally. Periodically, we evaluate candidates for acquisition, as well as our operating units for possible divestiture, as a part of our strategic plan. From time to time we also evaluate joint ventures, strategic alternatives and other avenues to help maximize shareholder value. Acquisition candidates are evaluated in conjunction with our operating management team in order to acquire those candidates that meet certain strategic requirements. These criteria include service expansion to broaden service offerings, additional technology, added management strength, industry expertise, expansion of our customer base and geographic need. We believe that we will continue to be a successful acquirer of other business process outsourcing solution and knowledge management companies, nevertheless, there are numerous risks associated with our acquisition program. See “Risk Factors.” We evaluate the strategic fit of our operations in order to optimize the use of our capital and management resources. Examples of the criteria used in determining strategic fit include, but are not limited to, cash flow generating capability, revenue and earnings growth opportunity, return on invested capital requirements, market growth potential, and expected ongoing capital requirements.

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects. As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups related to our Direct Mail operations reported in the Information Management and Distribution segment in prior periods, and two medical records management operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods. The asset groups divested during 2004 were sold during the second and third quarters.

Services Offered

We provide a variety of business process outsourcing solutions and knowledge-based services and draw upon our available services and expertise to develop solutions for our clients based on their specific needs. We aggregate our service offerings and operations into two reportable segements: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. See Note 19, Segment Reporting, of Notes to Consolidated Financial Statements of SOURCECORP, Incorporated and subsidiaries (the “Consolidated Financial Statements”) for the last three years’ financial results under these segments.

Information Management and Distribution.   We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government. Information Management and Distribution represented 50.5% of revenue during 2004.

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

Workflow Processing:   Once the documents are digitized and key information is captured in a database, we can host customers’ electronic documents and enterprise workflow applications on FASTRIEVE, our Web-based document repository and workflow platform. FASTRIEVE allows customers to quickly implement enterprise workflow applications without the capital investment and ongoing maintenance costs required by an in-house system. Each day, thousands of users at more than thirty companies access FASTRIEVE’s secure data center to integrate their electronic documents with workflow applications specific to their industries. FASTRIEVE’s online document repository enables workflow processes involving mortgage loan documents, healthcare claims, patient records, personnel files, tax files and other mission critical business document processes.

Statement Out-flow:   We also process customer data to create, print, and mail statements to our customers’ end users. We operate three large statement processing and out-bound mail facilities in the Eastern, Midwest, and Western United States. Our national “footprint” allows us to efficiently deliver statements to any mail zone in the United States. We also provide our customers with the ability to present electronic statements to their end users through our Web-based statement repository or by email. Each day, we create, print, and mail thousands of statements including brokerage statements, bank statements, and customer invoices.

Healthcare, Regulatory, and Legal Compliance.   We offer specialized knowledge-based processing and consulting services that include medical records release services, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, and professional economic research and litigation services. Healthcare, Regulatory, and Legal Compliance represented 49.5% of revenue during 2004.

Medical records release services consists of processing a request for a patient’s medical records from a physician, insurance company, attorney, healthcare institution, or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital.

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

Class Action Claims Administration Services include turnkey services to administer legal settlements. Services include compiling and managing claims databases, conducting mail campaigns for settlement communications and providing communication support for settlements through our in-bound call centers. We identify and notify members of class action lawsuits or other groups, answer questions, track and record contact with class action or other group members, process claims, and distribute settlement funds.

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

Tax Benefit Services provide consulting and process management services around niche tax areas to a variety of industries. Working through a network of C.P.A. firms, we provide niche tax services related to LIFO inventory accounting for auto dealerships and assist commercial property owners in optimizing their deductions for depreciation.

Sales and Marketing

We have a broad customer base with no customer accounting for more than 10% of revenue. However, one of our industry customers accounted for approximately 11% of gross profit for the year ended December 31, 2004. The loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, and could have a material adverse effect on our results of operations. Our sales efforts are accomplished on a national basis through regionally based sales teams with vertical market focus. We continue to focus on increasing revenue from our current customer base through major account management focused on increasing service levels, selling additional services to existing and new departments, and piloting new service offering content.

Competition

The business process outsourcing solution and consulting markets in which we compete and expect to compete are highly competitive. A significant source of competition is the in-house capability of our target client base. There can be no assurance that these businesses will outsource more of their business processing or consulting needs or that they will not bring in-house the services that they currently outsource. In addition, certain of our competitors are larger businesses and have greater financial resources than we do. Certain of these competitors operate in broader geographic areas or offer a broader set of capabilities than we do, and others may choose to enter our areas of operation in the future. We intend to continue to enter new geographic areas through internal growth and potentially through acquisitions and expect to encounter significant competition from established competitors in each of such areas. As a result of this highly competitive environment, we may lose clients or have difficulty in acquiring new customers and new companies and our results of operations may be adversely affected.

We believe that the principal competitive factors in providing business process outsourcing or consulting services include quality, reliability and security of service, industry specific knowledge, and price. We compete primarily on the basis of quality of service and client segment specific knowledge as well as our ability to handle large volumes and projects, and believe that we compete favorably with respect to these factors. We continue to integrate best practice delivery processes into all of our service-delivery capabilities to improve our quality and service levels and to increase operational efficiencies. We have also integrated the use of offshore resources and personnel in order to increase pricing competitiveness.

Employees

At December 31, 2004, we had approximately 5,100 full-time and approximately 700 part-time employees. Our employee count fluctuates from time to time based upon the timing and duration of certain project revenue engagements. We also utilize contract labor in certain functions of our business. At December 31, 2004, we had approximately 125 employees represented by labor unions. We consider our relations with our employees to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.sourcecorp.com) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Our Executive Officers

The following table sets forth certain information concerning each of our executive officers as of February 28, 2005:

NAME	AGE	POSITION
Thomas C. Walker	72	Chairman of the Board and Chief Development Officer
Ed H. Bowman, Jr.	58	President, Chief Executive Officer and Director
Barry L. Edwards	57	Executive Vice President and Chief Financial Officer
Charles S. Gilbert	38	Senior Vice President, General Counsel and Secretary
Kerry Walbridge	53	Senior Vice President and President—Business Process Solutions Division
Ronald Zazworsky	60	Senior Vice President and President—HealthSERVE Division
Dave Delgado	44	Senior Vice President and President—Legal Claims and Regulatory Compliance Division
Steve Davis	37	Senior Vice President and Chief Information Officer
Ralph D. Burns	50	Vice President of Corporate Development
W. Bryan Hill	38	Vice President and Chief Accounting Officer

Thomas C. Walker has been our Chairman of the Board since our inception in September 1994 and has been our Chief Development Officer since November 1995. From September 1994 until November 1995, Mr. Walker held the positions of President and Chief Executive Officer. From August 1991 to December 1994, Mr. Walker was Vice President, Corporate Development, of Laidlaw Waste Systems, Inc., a subsidiary of Laidlaw, Inc., a waste management company, where he was responsible for its acquisition and divestiture program in the United States and Mexico. Mr. Walker has been responsible for the acquisition or divestiture of several hundred businesses over a 30-year period. Mr. Walker currently serves as a director of Renew Data, a privately held provider of electronic evidence services and preservation archiving. Mr. Walker holds a B.S. degree in Industrial Engineering from Lafayette College.

Ed H. Bowman, Jr. has been our President and Chief Executive Officer and a Director since November 1995. From 1993 to 1995, Mr. Bowman was Executive Vice President and Chief Operating Officer of the Health Systems Group for First Data Corporation, a financial services company. Mr. Bowman was responsible for the day-to-day operations of research and development, marketing and customer service. From 1983 to 1993, Mr. Bowman served in a number of executive positions with a leading healthcare information systems company; responsibilities included VP—International, VP—Marketing, Senior VP—Customer Services, Group Senior VP—Research and Development, and last serving as Executive Vice President and Chief Operating Officer with responsibility for domestic operations. Prior to 1983, Mr. Bowman was with Andersen Consulting (currently known as Accenture), where he was elected a Partner. Mr. Bowman holds an M.S. degree from Georgia Institute of Technology and a B.B.A. from Georgia State University. Mr. Bowman has served on the Board of the Advanced Technology Development Center at Georgia Tech. Mr. Bowman currently serves on the Advisory Board to the President of Georgia Tech and on the Advisory Board of the Robinson School of Business at Georgia State University.

Barry L. Edwards has been an Executive Vice President and our Chief Financial Officer since August 2000. From November 1994 to March 2000, Mr. Edwards was Executive Vice President and Chief Financial Officer for AMRESCO, a nationwide financial services company. He was responsible for the company’s financial reporting, treasury and risk management, corporate accounting, information technology, internal audit functions, human resources, and investor relations. From December 1978 to November 1994, Mr. Edwards was Vice President and Treasurer of Liberty Corporation, an insurance and broadcasting holding company, where he was responsible for all aspects of finance, including SEC reporting, financing, tax, and internal audit functions. Mr. Edwards received a B.S. degree in Finance and Economics from Lehigh University in 1969 and an M.B.A. degree from the University of Virginia Darden School Of Business in 1972. Mr. Edwards is a board member of Ryan’s Restaurant Group Inc. and Robert Harris Homes.

Charles S. Gilbert has been a Senior Vice President, Secretary, and General Counsel since January 2001, a Vice President, Secretary and General Counsel since August 2000, our Secretary and acting General Counsel since July 2000 and corporate counsel since April 2000. From 1991 until joining us he practiced law in the corporate securities section of Jackson Walker LLP, Dallas, where he was elected partner. Mr. Gilbert holds a B.S. degree in Physics from The University of Texas and a J.D. from The University of Texas School of Law.

Kerry Walbridge, age 53, has been a Division President since March 2001. From April 2000 to December 2000, Mr. Walbridge was President and CEO of eMake Corporation, a first-to-market provider of web hosted Enterprise Resource Planning (ERP) software solutions and electronic supply chain services to the manufacturing market. From August 1998 to April 2000, Mr. Walbridge was Senior Vice President Sales and Marketing for Outsourcing Solutions, Inc., the nation’s largest provider of accounts receivable management services. From November 1991 to June 1993 and from June 1996 to August 1998, Mr. Walbridge was a Division Vice President for Electronic Data Systems (EDS) and from April 1998 to November 1991 Mr. Walbridge was a Division Vice President for McDonnell Douglas Systems Integration. Mr. Walbridge received a B.S. in business from St. Louis University.

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

Steve Davis has been Chief Information Officer since January 2004. From April 2002 to January 2004, Mr. Davis was Chief Technology Officer for SOURCECORP’s Business Process Solutions Division. From December 1999 until joining SOURCECORP, Mr. Davis was Executive Vice President at Michael’s Stores where Mr. Davis led advanced technology initiatives, including the launch of Michaels’ first electronic commerce business and call center operations, as well as supply chain enablement programs. Mr. Davis also held various technology management positions at IBM and led the e-Business Solutions Group for IBM’s Western Geography, providing leadership for large-scale professional services and systems integration projects. Mr. Davis has a successful 16 year track record in technology management focused on customer-oriented, high-impact technology solutions. Mr. Davis is an honors graduate of Texas A&M University where he majored in Information Management Systems.

Ralph D. Burns has been Vice President of Corporate Development for SOURCECORP since May of 2003. From 1999 until May 2003, Mr. Burns held several senior management roles at EDS including Vice President of Marketing and Portfolio Management globally for E solutions, the solutions consulting division of EDS, responsible for global business strategy, M&A, Alliances, Marketing, Communications, Portfolio Management, and Market Analyst Relations. In 1998 and 1999, Mr. Burns was Director for Cap Gemini America responsible for the Financial and E-Commerce practices in the southwest. From 1979 until 1998, Mr. Burns held various positions at MTech (acquired by EDS in 1988) including VP Corporate Operations and VP Emerging Business Development where he was responsible for developing new businesses areas. From 1973 until 1979, Mr. Burns held various management positions at Republic National Bank in Dallas.

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

RISK FACTORS

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED, THE PRICE OF OUR SECURITIES COULD DECLINE, WE MAY NOT BE ABLE TO REPAY OUR DEBT SECURITIES, IF ANY, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND INCORPORATED IN THIS REPORT BY REFERENCE, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS NOT CURRENTLY KNOWN TO US, THAT WE CURRENTLY BELIEVE ARE IMMATERIAL OR ARE OTHERWISE NOT LISTED BELOW MAY ALSO IMPAIR OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

SEC investigation

The Company received written confirmation from the SEC on January 14, 2005, that the SEC has converted its informal inquiry in connection with the Company’s internal investigation and restatement into a formal investigation. The Company intends to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company’s understanding of the events leading to its internal investigation. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies

Nasdaq listing

The Nasdaq Listing Qualification Panel previously granted the Company a listing requirements exception that, as subsequently modified, contemplated among other things that the Company would file its third quarter 2004 Quarterly Report on Form 10-Q and certain prior period financial information by March 23, 2005 (which the Company believes it has complied with) and the filing of its 2004 Annual Report on Form 10-K by March 31, 2005. Such exception also contemplates that the Company, by March 31, 2005, provide the Panel with a brief written summary of the status and focus of the above referenced SEC investigation, which the Company is providing. The Company believes that the filing of this Annual Report on Form 10-K by March 31, 2005, will be the last remaining requirement to such modified exception; however, if the Company is unable to satisfy all of the requirements of the modified exception, the Company’s Common Stock would be delisted from trading on the Nasdaq Stock Market unless an additional exception is considered and granted.

Pending litigation

We are party to significant litigation, which is described in more detail in “Item 3—Legal Proceedings.” If any of these proceedings is decided against us, we could be subject to substantial damages or other penalties.

Customer arrangements

Some of the issues identified in our internal investigation may impact the degree to which some customers are willing to continue to do business with us.  Further, as some of the issues identified in our internal investigation involved contracts with State and Federal agencies, we may be subject to penalties or charges that potentially could include a suspension or other impairment of our (or the subject Operating Subsidiary’s) ability to enter into future arrangements with such governmental bodies.  We believe we have mitigated the risk of such penalties and charges by promptly and proactively approaching affected customers and offering appropriate remediation; however, we cannot predict with certainty the amount of such potential remediation costs or whether such remediation offers will be accepted.

Contract pricing/capital investments

The pricing and other terms of our client contracts require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services. Further, some of our client contracts require significant investments in the early stages, which investments are intended to be recovered through billings over the life of the contract. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, or decrease in the actual work volumes generated under the contracts, including as a result of events caused by factors outside our control, could make these contracts less profitable or unprofitable.

Competition

The business process outsourcing services industry is highly competitive. We cannot guarantee that we will be able to compete successfully in the future. A significant source of competition is the in-house capability of our targeted client base. We cannot assure you that these businesses will outsource more of their document and information management needs or that such businesses will not bring in-house the services that they currently outsource. In addition, certain of our competitors have greater financial resources than we do, operate in broader geographic areas than we do, have a greater international presence than we do, and/or offer a broader range of services in certain segments. In such an increasingly competitive environment, we may lose clients or have difficulty in acquiring new clients and new companies.

Revenue mix

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Conversely, recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on transaction volumes sent to us by our customers and these volumes are typically not contractual or otherwise guaranteed. Project revenue margins are usually higher than our average margins and the workload can be highly volatile. Recurring revenue typically has lower margins than project revenue but is usually more predictable. To the extent our business mix shifts from project-oriented to recurring service offerings, our gross margins, operating income, and operating cash flow may decline.

Contract termination provisions

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

Client industries

We derive our revenue primarily from document and information intensive industries. Fundamental changes in the business practices of any of these client industries, whether due to regulatory, technological, the internet or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand could have a material adverse effect on our results of operations. The business process outsourcing service industry is characterized by technological change, evolving client needs, and emerging technical standards. Although we believe that we will be able to continue to offer services based on new technologies, we cannot assure you that we will be able to obtain any of these technologies, that we will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a third party provider of business process outsourcing services.

Client concentration/investments in clients

Our success depends substantially upon retaining our significant clients. One of our customers represents 9% of our revenue and 11% of our gross profit for the period ended December 31, 2004. Generally, we may lose clients due to a merger or acquisition, business failure, contract expiration, conversion to a competitor, or conversion to an in-house system. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. We incur a high level of fixed costs related to certain of our business process outsourcing clients. These fixed costs result from significant investments, including computer hardware platforms, computer software, facilities, and client service infrastructure. The loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients.

Key personnel

Our operations depend on the continued efforts of our executive officers and on senior management of our operating companies. If any of these people are unable or unwilling to continue in their present role, or if we are unable to attract and retain additional managers and skilled employees, our business could be adversely affected. We do not currently have key person life insurance covering any of our executive officers. Our success also depends upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train, and retain sufficient numbers of these technically-skilled people, our business, financial condition, and results of operations could be materially and adversely affected. Further, parts of our business are individual or relationship driven. In particular, our economic research and litigation services business is highly dependant on our staff of professionals who have expertise, reputations and client relationships critical to maintaining and developing our business.

Technology risks

The markets for our business process outsourcing services are subject to rapid technological changes and rapid changes in client requirements. To compete, we commit substantial resources to operating multiple hardware platforms, to customizing third-party software programs, and to training client personnel and our personnel in the use of new technologies. Future hardware, software, and other products may be able to manipulate large amounts of documents and information more cost effectively than existing products that we use. Information processing is shifting toward client-server and web-based systems, in which individual computers or groups of personal computers and mid-range systems replace older systems. This trend could adversely affect our business and financial results and result in us losing clients and being unable to attract new clients. We have committed substantial resources to developing outsourcing solutions for these distributed computing environments. We cannot guarantee that we will be successful in customizing products and services that incorporate new technology on a timely basis. We also cannot guarantee that we will continue to be able to deliver the services and products demanded by the marketplace.

Business interruptions

Certain of our operations are performed at a single location and are dependent on continuous computer, electrical, and telephone service. As a result, any disruption of our day-to-day operations could have a material adverse effect upon us. We cannot assure you that a fire, flood, earthquake, terrorist activities, power loss, telephone service loss, problems caused by computer or technology issues, or other events affecting one or more of our facilities would not disable these services. Any significant damage to any facility or other failure that causes significant interruptions in our operations may not be covered by insurance.

Acquisitions require financing

We currently intend to finance any future acquisitions by using cash and in some cases our common stock for all or a portion of the consideration to be paid. In the event that our common stock is not at a sufficient value at the time of an acquisition, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to use more cash, if available, in order to consummate acquisitions. If we do not have sufficient cash, our growth through acquisitions could be limited unless we are able to obtain capital through additional debt or equity financings. At December 31, 2004, under our line of credit with a group of banks led by Bank of America, SunTrust, and Wells Fargo, we and our subsidiaries could borrow, on a revolving credit basis, loans in an aggregate outstanding principal amount up to $290.0 million for working capital, general corporate purposes, and acquisitions, subject to certain financial covenants and ratios in the line of credit. We cannot assure you, however, that funds available under our line of credit will be sufficient for our needs.

Financial covenants

Under our line of credit agreement, we are subject to certain reporting requirements and financial covenants, including requirements that we maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial leverage ratios. An erosion of our business could place the Company out of compliance with these covenants. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company may seek a waiver from such lenders. See Note 10, Long-term Obligations and Credit Facilities, of Notes to Consolidated Financial Statements.

Goodwill impairments

Due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are evaluated at least annually for impairment. The valuation of goodwill for impairment involves a high degree of judgment. Based on our estimates and assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If economic events occur that cause us to revise our estimates and assumptions used in determining the fair value of our goodwill, such revisions could result in an impairment charge that could have a material adverse impact on our financial statements during the period incurred. A reporting unit is either at the operating segment level or one reporting level below and could consist of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers.

Divestitures

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

Intellectual property infringement claims

We do not own the majority of the software that we use to run our business; instead we license this software from a number of vendors. If these vendors assert claims that we or our clients are infringing on their software or related intellectual property, we could incur substantial costs to defend these claims. In addition, if any vendors’ infringement claims are ultimately successful, our vendors could require us: (i) to cease selling or using products or services that incorporate the challenged software or technology; (ii) to obtain a license or additional licenses from our vendors; or (iii) to redesign our products and services that rely on the challenged software or technology.

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

HIPAA regulations

As a result of statutory authority granted pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the United States Department of Health and Human Services has recently issued regulations regarding the use and disclosure of personal health information by healthcare providers, health plans, and certain other “covered entities” operating in the healthcare industry. The HIPAA regulations require covered entities to take steps to maintain the privacy and security of personal health information. While we are not a “covered entity” directly governed by these regulations (though in some cases the Company’s group health plans may be “covered entities”), many of our customers are covered entities under the HIPAA regulations, and these customers are required to adjust their business arrangements to comply with HIPAA. These customers will be required to enter into “business associate arrangements” with us that conform to the requirements of HIPAA. The requirements of HIPAA, and the costs of complying with HIPAA, may adversely affect the business operations of these customers, which could have a negative impact on our business operations. Furthermore, the requirements of the “business associate arrangements,” and the changes we will have to make in our operations to comply with such agreements, will increase our costs of operations. To the extent we are unable to comply with the provisions of such agreements, we could lose the business generated by those clients or could be subject to damages for violation of its “business associate agreements” with those clients.

Our Board of Directors may be able to delay or prevent takeovers

Our Board of Directors is empowered to issue preferred stock without stockholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise.

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

ITEM 2.                Properties

As of December 31, 2004, we operated approximately 83 facilities in 24 states. Except for the three facilities we own (which are located in Maryland, Florida and Alabama) all of these facilities were leased and were principally used for operations and general administrative functions. As of December 31, 2004, such leased facilities consisted of approximately 1.8 million square feet. In addition, our employees are in numerous client locations where we neither own nor lease the occupied space, primarily in connection with our Healthcare, Regulatory and Legal Compliance segment. See Note 11, Lease Commitments, of Notes to Consolidated Financial Statements for further information relating to leases.

In order to secure our obligations under our current line of credit, we granted to Bank of America, SunTrust Bank, and Wells Fargo Bank, as co-agents for our lenders, a security interest in the capital stock of our material subsidiaries and, in the event we exceed a designated leverage ratio, a lien on substantially all of our properties and other assets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” See Note 10, Long-term Obligations and Credit Facilities, of Notes to Consolidated Financial Statements.

We believe that our properties are generally well maintained, in good condition, and adequate for our present needs. Furthermore, we believe that suitable additional or replacement space will be available when required.

ITEM 3.                Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business. The following is a description of the most significant legal matters that we are involved in. In the event of an adverse outcome in one or more of our legal proceedings, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27,

2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The Actions are purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 7, 2003, and October 26, 2004 or October 27, 2004, depending on the Action, and seek unspecified damages. The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division and these actions have been consolidated into a single action styled Richard Bassin v. Sourcecorp, Inc., et al.

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

Spohr, et al. v. F.Y.I. Incorporated, et. al.

In June 2000, the Company filed an action styled F.Y.I. Incorporated v. Spohr, et al. in Dallas, Texas, in which we asserted claims for breach of contract, fraud, and negligent misrepresentation against the sellers of two related companies that we acquired in December 1998 (the “Texas Action”). The Texas Action was

later removed to federal court and ultimately dismissed on jurisdictional grounds. We reasserted these claims in two actions that were later consolidated; one styled F.Y.I. Incorporated v. Spohr, et. al. in Superior Court of the State of California in the County of Sacramento, Case No. 01-AS-00721 (the “Sacramento Action”) and one styled Spohr, et. al. v. F.Y.I. Incorporated, et. al. in the Superior Court of the State of California in the County of San Francisco, Case No. 318703 (the “San Francisco Action”). In the consolidated action, we additionally filed claims against the sellers’ accountants and the two sellers filed claims against us; however, in February 2004, the judge in the Sacramento Action dismissed our claims against the sellers’ accountants. The sellers allege that our former subsidiary wrongfully failed and refused to execute and deliver a requested estoppel certificate, and that the failure to provide such estoppel certificate harmed the landlord in that they were allegedly denied favorable terms on a refinancing of the property and were allegedly prevented from completing a timely sale of the property. Sellers alleged damages of approximately $1.5 million. We asserted damages in excess of $8 million. On February 3, 2005, the parties settled this matter on mutually acceptable terms.

ITEM 4.                Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 2004, no matters were submitted to a vote of the security holders.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer’s Purchase of Equity Securities

Market Information

Our common stock trades on The Nasdaq Stock Market under the symbol “SRCPE” (formerly “SRCP”). The following table sets forth, for our fiscal periods indicated, the range of high and low reported sale prices for our common stock.

	High	Low
Fiscal Year 2003
First Quarter	$19.46	$13.50
Second Quarter	$22.63	$13.70
Third Quarter	$27.41	$20.86
Fourth Quarter	$27.79	$22.65
Fiscal Year 2004
First Quarter	$28.78	$24.21
Second Quarter	$28.97	$21.85
Third Quarter	$27.89	$21.08
Fourth Quarter	$23.41	$14.92

Holders

On February 28, 2005, the last reported sale price of our common stock on the Nasdaq Stock Market was $20.88 per share. At February 28, 2005, there were 70 holders of record of our common stock and 15,666,916 shares outstanding.

Dividends

We have not declared any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Further, our credit facility prohibits payment of cash and similar dividends. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, levelof indebtedness, contractual restrictions and other factors that our Board of Directors deems relevant.

During 2004, the Company purchased 478,939 shares of its common stock at a cost of approximately $11.9 million. The following table contains information for shares repurchased during the fourth quarter of 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Oct 1, 2004 – Oct 31, 2004	82,724	$21.91	117,527	$17,415,551
Nov 1, 2004 – Nov 30, 2004	—	—	—	$17,415,551
Dec 1, 2004 – Dec 31, 2004	—	—	—	$17,415,551

ITEM 6.                Selected Financial Data

Selected Financial Data

We were founded in September 1994, and we effectively began our operations on January 26, 1996, following the completion of our initial public offering (“IPO”). We acquired, simultaneously with and as a condition to the closing of the IPO, seven founding companies.

Since the IPO and through December 31, 2004, we have acquired 66 companies and have divested 21 operating units by sale or closure. Our results of operations, for the periods presented, include the results of the acquired companies from the date of their respective acquisition and the results of the divestitures up to the effective date of the divestiture.

Our Selected Financial Data have been derived from our consolidated financial statements. Arthur Andersen LLP audited our 2000 and 2001 consolidated financial statements not including the restatement adjustment for 2001, more fully discussed in Item 8. Financial Statements.—Note 3. Restatement. Deloitte & Touche LLP audited our 2002, 2003 and 2004 consolidated financial statements, including our restatement adjustments for 2002 and 2003. The 2001 restated financial statements presented below have been derived from the 2001 financial statements audited by Arthur Anderson LLP.

Our Selected Financial Data has been revised to reflect the restatement discussed in Item 8. Financial Statements.—Note 3. Restatement. Additionally, the results of the operating units divested in 2004 are included up to the effective date of the divestiture and are reported as discontinued operations for all periods presented as discussed in Item 8. Financial Statements—Note 5 Discontinued Operations. Our Selected Financial Data provided below should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this Report.

Selected Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	2000	2001 Restated	2002 Restated	2003 Restated	2004
Statement of Operations Data (1):
Revenue	$410,828	$396,894	$378,544	$378,159	$385,303
Cost of services exclusive of depreciation	248,908	235,435	224,510	222,065	231,953
Special charges (2)	—	417	—	—	—
Depreciation	12,348	13,026	12,500	12,689	12,759
Gross profit	149,572	148,016	141,534	143,405	140,591
Selling, general and administrative expenses	87,920	92,572	94,245	99,008	110,840
Contingent consideration overpayment (3)	—	—	8,605	7,223	10,165
Special charges (2)	—	62,167	—	—	—
Amortization (4)	7,801	9,205	356	355	991
Operating income (loss)	53,851	(15,928)	38,328	36,819	18,595
Interest and other (income) expense, net	9,256	9,370	6,500	3,601	4,598
Income (loss) from continuing operations before income taxes	44,595	(25,298)	31,828	33,218	13,997
Provision for income taxes	17,596	(1,260)	11,920	13,294	3,461
Income (loss) from continuing operations	26,999	(24,038)	19,908	19,924	10,536
Income (loss) from discontinued operations, net of tax (5)	5,102	3,350	731	(843)	(2,437)
Net income (loss)	$32,101	$(20,688)	$20,639	$19,081	$8,099
Net income (loss) per common share
Basic:
Continuing Operations	$1.77	$(1.44)	$1.15	$1.21	$0.66
Discontinued Operations	0.33	0.20	0.04	(0.05)	(0.15)
Total	$2.10	$(1.24)	$1.19	$1.16	$0.51
Diluted:
Continuing Operations	$1.68	$(1.44)	$1.13	$1.20	$0.65
Discontinued Operations	0.32	0.20	0.04	(0.05)	(0.15)
Total	$2.00	$(1.24)	$1.17	$1.15	$0.50
Weighted average common shares outstanding
Basic	15,284	16,748	17,334	16,452	15,893
Diluted	16,065	16,748	17,609	16,565	16,217
Balance Sheet Data:
Working capital	$55,920	$58,534	$38,988	$36,600	$34,018
Total assets	454,709	457,780	457,342	452,536	469,415
Long-term obligations, net of current maturities	123,784	116,055	89,640	73,390	87,547
Stockholders’ equity	253,392	268,634	292,944	293,084	292,421

(1)          Includes the results of the operating units divested as part of the 2001 strategic realignment plan up to the effective date of the divestiture.

(2)          Special charges represent expenses and asset write-downs associated with the 2001 strategic realignment plan. We sold or closed 15 operating units pursuant to this plan. Special charges consist primarily of net loss or gain on sale or closure, other asset write-downs, and accrued contingencies such as legal claims, contract termination costs, and various disposal expenses.

(3)          As discussed in Note 3, Restatement, of the Notes to Consolidated Financial Statements, revenue recognition and expense omission issues at the Operating Subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary. As a result, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-Out Period(s) resulting in payments made under the provisions of the Earn-out Agreements that otherwise would not have been made. The earn-out overpayments have been expensed in the periods paid.

(4)          On January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated amortization, on a prospective basis, of goodwill and other intangible assets that have indefinite useful lives.

(5)          Represents the results of the operating units divested in 2004 as part of the 2004 plan of divestiture for certain non-strategic asset groups. The results of these asset groups are reported up to the effective date of the divestiture as discontinued operations for all periods presented.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Internal Investigation

During October 2004, the Company, with the oversight and approval of the Audit Committee of our Board of Directors, initiated an investigation of the financial results of one of our operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been originally recognized as additional goodwill of the acquired business. As a result, the consolidated financial statements for the years ended December 31, 2001, 2002, and 2003 have been restated from the amounts previously reported, as discussed below.

As described in our critical accounting policies, revenue is recognizable when each of the following conditions is met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured. We have identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary. As a result, the revenue previously recognized that did not meet all the mentioned revenue recognition conditions has been reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue, if the customer has paid the invoices related to the reversed revenue. Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred. In addition, we have evaluated the direct costs related to deferred revenue and have determined to continue to include the direct costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs. The following table identifies the revenue adjustments by issue that are reflected in the restated financial statements:

	Year Ended Dec. 31, 2001	Year Ended Dec. 31, 2002	Year Ended Dec. 31, 2003
	(In Thousands)
Asset accounts	$(887)	$(267)	$133
Customer liability, net	(675)	(593)	(2,631)
Deferred revenue, net	(1,745)	(1,752)	(3,817)
Total Net Revenue Adjustment	$(3,307)	$(2,612)	$(6,315)

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

The investigation identified certain expenses of the Operating Subsidiary that were not properly recorded in the Operating Subsidiary’s consolidated statement of operations. Certain former members of the Operating Subsidiary’s management allegedly diverted expenses to entities they controlled, but that are unrelated to the Company, resulting in the omission of the related expenses from the Operating Subsidiary’s financial results and, as a result, our previously reported financial results. We have identified the unrecorded expenses and have recorded them in the period the expenses were incurred as an adjustment to selling, general and administrative expense. A liability for such an amount has been recorded to other long-term obligations in the restated financial statements. The liability will be eliminated at such time as we recover any contingent consideration overpayments paid to the former owners of the Operating Subsidiary or at such time management determines the liability has been extinguished, as discussed below.

The revenue recognition and expense omission issues affected previously paid contingent consideration related to the acquisition of the Operating Subsidiary. As a result of the structure of the acquisition agreement, the former owners of the Operating Subsidiary had the opportunity to earn additional purchase consideration for the twelve-month periods ended February 28, 2002, February 28, 2003 and February 29, 2004 (the “Earn-out Period(s)”) based on earnings before interest and taxes of the Operating Subsidiary, in excess of designated thresholds, calculated in accordance with accounting principles generally accepted in the United States of America for each respective period (the “Earn-out Agreement”). Based on the findings of the investigation, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-out Period(s) resulting in overpayments and overaccruals under the provisions of the Earn-out Agreement that otherwise would not have been made. We have expensed the contingent consideration overpayments in the financial statements in the periods in which they were paid, resulting in expense of $8.6 million, $7.2 million and $10.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. These amounts had previously been accrued as contingent consideration and an addition to goodwill. We have reversed these accruals and related goodwill in the periods originally recorded. We will record a gain in future periods to the extent such contingent consideration overpayments are recovered.

Restating the financial statements for the revenue recognition, expense omission and contingent consideration overpayment issues results in an adjustment to the provision for income taxes and to certain other balance sheet tax accounts for the periods restated.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

BALANCE SHEET INFORMATION

	At December 31, 2001		At December 31, 2002		At December 31, 2003
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(Item 1)		(Item 1)		(Item 1)
Accounts and Notes Receivable, Net	$78,411	$78,164	$70,241	$69,800	$67,873	$63,522
Income Tax Receivable	NC	NC	$—	$2,406	$—	$3,006
Goodwill	$298,519	$293,475	$317,256	$305,026	$324,305	$307,913
Total Assets	$463,071	$457,780	$467,607	$457,342	$470,273	$452,536
Accounts Payable and Accrued Liabilities	$43,802	$39,645	$51,739	$49,001	$52,054	$52,375
Income Tax Payable	$4,588	$3,258	$180	$—	$2,186	$—
Deferred Income Taxes	NC	NC	$11,679	$7,873	$18,084	$11,753
Long-term Customer Liability	$—	$615	$—	$1,255	$—	$1,862
Deferred Revenue	$—	$1,558	$—	$3,337	$—	$5,135
Other Long-term Obligations	$18,005	$18,567	$5,290	$6,518	$7,839	$9,306
Retained Earnings	$69,137	$66,598	$96,969	$87,237	$119,236	$101,232
Total Stockholdes’ Equity	$271,173	$268,634	$302,676	$292,944	$311,088	$293,084

Item 1:   Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

Item 2:   NC denotes no change from the previously reported amount.

STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2001		Year Ended December 31, 2002		Year Ended December 31, 2003
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
	(Item 1)		(Item 1)		(Item 1)
Revenue	$400,201	$396,894	$381,156	$378,544	$384,474	$378,159
Gross Profit	$151,323	$148,016	$144,146	$141,534	$149,720	$143,405
Selling, General & Administrative Expense	$92,010	$92,572	$93,578	$94,245	$98,770	$99,008
Contingent Consideration Overpayments	$—	$—	$—	$8,605	$—	$7,223
Income (Loss) From Continuing Operations Before Income Taxes	$(21,429)	$(25,298)	$43,712	$31,828	$46,994	$33,218
Provision for Income Taxes	$70	$(1,260)	$16,611	$11,920	$18,798	$13,294
Income (Loss) From Continuing Operations	$(21,499)	$(24,038)	$27,101	$19,908	$28,196	$19,924
Net Income (Loss)	$(18,149)	$(20,688)	$27,832	$20,639	$27,353	$19,081
Net Income (Loss) Per Common Share
Basic
Continuing	$(1.28)	$(1.44)	$1.57	$1.15	$1.71	$1.21
Total	$(1.08)	$(1.24)	$1.61	$1.19	$1.66	$1.16
Diluted
Continuing	$(1.28)	$(1.44)	$1.54	$1.13	$1.70	$1.20
Total	$(1.08)	$(1.24)	$1.58	$1.17	$1.65	$1.15

Item 1:   Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

STATEMENT OF CASH FLOW INFORMATION

	Year Ended December 31, 2002		Year Ended December 31, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Item 1)		(Item 1)
Net cash provided by operating activities from continuing operations	$64,429	$55,824	$59,412	$52,189
Net cash used in investing activities from continuing operations	$(43,154)	$(34,549)	$(26,184)	$(18,961)

Item 1:   Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

The above cash flow categories are impacted as a result of reclassifying the contingent consideration overpayments previously discussed, from cash paid for acquisitions (included in net cash used in investing activities from continuing operations) to cash provided by operating activities from continuing operations as a period expense.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Report. Additional information concerning factors that could cause results to differ materially from those in the forward-looking statements is contained under “Item 1. Business—Risk Factors.”

In addition, the following discussion gives effect to the restatement adjustments discussed above. See Note 3, Restatement, of the Notes to Consolidated Financial Statements.

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

Since the IPO, we have acquired 66 companies and divested 21 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”). KeyPoint is an economic consulting firm with approximately 26 principals and staff, and a network of academic affiliates. KeyPoint provides economic, financial, and forensic accounting services in matters involving complex litigation and regulation. KeyPoint’s clients include companies, law firms, and government and regulatory agencies. The acquisition of KeyPoint significantly expands our expertise in new practice areas and helps us strategically position for additional growth in our legal consulting area. Keypoint joined our legal consulting service offering and is reported in the Healthcare, Regulatory and Legal Compliance segment. Key Point contributed $5.6 million in revenue in 2004, or approximately 2.9% of total segment revenue, and was moderately accretive to 2004 earnings after consideration of related financing costs and amortization of identified intangibles.

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects. As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups. The asset groups to be divested include the Direct Mail operations, previously reported in our Information Management and Distribution segment, and two medical records management operations that were reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups incurred losses, net of tax, of $0.8 million for the full year ended December 31, 2003. During the quarter ended June 30, 2004, we completed the sale of one of the medical records management operations. The divestiture of the other medical records management operation and the Direct Mail operations were completed during the quarter ended September 30, 2004. See Note 5, Discontinued Operations, of the Notes to the Consolidated Financial Statements, for a more detailed discussion.

During the first quarter of 2005, we entered into an agreement with one of our customers impacted by the facts relating to the subject of our internal investigation, more fully described above in “Internal Investigation” and in Note 3 of the Notes to the Consolidated Financial Statements. As a result of the agreement, we expect to recognize, during the first quarter of 2005, revenue of $4.1 million related to deferred revenue and customer liability restatement adjustments; however, such revenue will not contribute to the Company’s operating cash flow.

During the first quarter of 2005 we expect to incur additional legal and related expenses of approximately $1.3 million as part of the finalization of our internal investigation.

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the segments measured before the inclusion of the expense related to contingent consideration overpayments discussed in Note 3 to the Consolidated Financial Statements. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of significant accounting policies in the notes to our consolidated financial statements.

At January 1, 2002, we transferred four operating units from the Healthcare, Regulatory and Legal Compliance segment to the Information Management and Distribution segment and one operating unit from the Information Management and Distribution segment to the Healthcare, Regulatory, and Legal Compliance segment. These transfers were completed to better align these operating units’ results with operating units of similar core competencies.

During the year ended December 31, 2004, the Company realigned certain operations in order to leverage management expertise, reduce costs, maximize profitability, and better align these operations with other operating units of similar core competencies. The realignment resulted in certain operations being transferred from the Information Management and Distribution reportable segment to the Healthcare, Regulatory and Legal Compliance reportable segment.

The Company has reclassified prior period amounts to be consistent with the current segment reporting. The identified segments are as follows:

Information Management and Distribution.   We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government. In 2004, Information Management and Distribution represented 50.5% of revenue. Project revenue accounted for 10.5% of the segment’s revenue with recurring revenue accounting for the remaining 89.5% during 2004.

Healthcare, Regulatory, and Legal Compliance.   We offer specialized knowledge-based processing and consulting services that include medical records release services, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, professional economic research and litigation services, and tax benefit services. In 2004, Healthcare Regulatory and Legal Compliance represented 49.5% of revenue. Project revenue accounted for 59.4% of the segment’s revenue with recurring revenue accounting for the remaining 40.6% during 2004.

Results of Operations

The following table sets forth certain items as shown in “Item 6. Selected Financial Data” expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
Revenue	100.0%	100.0%	100.0%
Cost of services (1)	59.3	58.7	60.2
Depreciation	3.3	3.4	3.3
Gross profit	37.4	37.9	36.5
Selling, general and administrative expenses (2)	24.9	26.2	28.8
Contingent consideration overpayment (3)	2.3	1.9	2.6
Amortization	0.1	0.1	0.3
Operating income	10.1	9.7	4.8
Interest and other expense, net	1.7	0.9	1.2
Income from continuing operations before income taxes	8.4	8.8	3.6
Provision for income taxes	3.1	3.5	0.9
Income from continuing operations	5.3	5.3	2.7
Income (loss) from discontinued operations, net of taxes	0.2	(0.2)	(0.6)
Net income	5.5%	5.1%	2.1%

(1)   Cost of services consists primarily of compensation and benefits to employees providing goods and services to our clients; occupancy costs; equipment costs; and supplies. Our cost of services also includes, to a limited extent, the cost of products sold for micrographics supplies and equipment; computer hardware and software; and business imaging supplies and equipment.

(2)   Selling, general and administrative expenses (“SG&A”) consist primarily of compensation and related benefits to sales and marketing, executive management, accounting, human resources and other administrative employees; other sales and marketing costs; communications costs; insurance costs; and legal and accounting professional fees and expenses.

(3)   As discussed in Note 3, Restatement, of the Notes to Consolidated Financial Statements, revenue recognition and expense omission issues at an operating subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary. As a result, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-Out Period(s) resulting in payments made under the provisions of the Earn-out Agreements that otherwise would not have been made. The earn-out overpayments have been expensed in the periods paid.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004		2003
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$385,303	100.0%	$378,159	100.0%
Gross Profit	140,591	36.5%	143,405	37.9%
SG&A	110,840	28.8%	99,008	26.2%
Operating income	18,595	4.8%	36,819	9.7%
Income from continuing operations before tax	13,997	3.6%	33,218	8.8%
Income from continuing operations	10,536	2.7%	19,924	5.3%

Revenue

Our revenue possesses both project and recurring characteristics. Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue margins are usually higher than our average margins and the workload can be highly volatile. Project revenue is typically based on time and material arrangements and predominately occurs within our Healthcare, Regulatory, and Legal Compliance segment. Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on transaction volumes sent to us by our customers at an agreed upon fixed rate per unit. Our customers’ volumes are generally not contractually or otherwise guaranteed. Recurring revenue typically possesses lower margins than project revenue but is usually more predictable. Project revenue accounted for $133.8 million or 34.7% of revenue in the current year compared to $138.7 million or 36.7% of revenue in the prior year.

Our operations generated revenues of $385.3 million for the year ended December 31, 2004, an increase of $7.1 million or 1.9% compared to the prior year. During the second quarter of 2004, we acquired KeyPoint Consulting, LLC (“KeyPoint”) as a part of our Healthcare, Regulatory, and Legal Compliance segment. KeyPoint contributed approximately $5.6 million to the revenue increase.

Revenue within our Information Management and Distribution segment increased 3.9% from $187.2 million in the prior year to $194.5 million in the current year. Project revenue accounted for 10.5% of segment revenue in the current year compared to 12.3% last year. The increase in segment revenue was primarily the result of higher volumes from existing customers and volumes from new customer contracts in our Information Management service offering. Also contributing to the increase in segment revenue were higher volumes in our statement processing service offering which increased 7.4%, or $2.4 million, during the current year.

Revenue within our Healthcare, Regulatory and Legal Compliance segment declined 0.1% from $190.9 million in 2003 to $190.8 million in 2004. The acquisition of KeyPoint contributed approximately $5.6 million of revenue in the current year. The decline was primarily the result of lower volumes in our legal consulting service offering and in our medical coding and records release of information service offerings. Volumes in our legal consulting service offering were lower due to three significant projects in production during the 2003. Increased market competition was a primary driver for the decline in medical coding and release of information. Partially offsetting the declines discussed above was higher project volumes in our class action claims administration service offering, which increased approximately 7%, or $2.3 million.

Gross profit

Gross profit decreased 2.0% from $143.4 million, or 37.9% of revenue, in 2003 to $140.6 million, or 36.5% of revenue, in the current year. Factors impacting gross profit and gross margin are discussed below.

Contributing to the decline in gross profit were higher facilities related expenses of approximately $4.3 million related to the opening of new production facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and higher bad debt expense of approximately $2.1 million as the prior year reflected unusually large collections of accounts receivable balances outstanding greater than ninety days.

As discussed above in “Internal Investigation”, certain revenue generated at an operating subsidiary in our Information Management and Distribution segment has been reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue, if the customer has paid the invoices related to the reversed revenue Notwithstanding the reversal of revenue, the costs associated with the adjusted revenue continues to be reported in the period incurred. As a result of the reversed revenue, gross margin was negatively impacted 1.0% in 2003 and 0.7% in 2004.

Partially offsetting the declines in gross margin discussed above were lower personnel related costs, as a percentage of revenue. Personnel related costs decreased from 45.1% in the prior year to 44.1% in the current year due primarily to our productivity and technology initiatives, such as high speed scanners, offshore production and pay-for-performance compensation plans, and expense of $1.1 million incurred in the prior year related to an unusually large medical claim.

Selling, general and administrative expenses

SG&A increased 12.0% from $99.0 million, or 26.2% of revenue, in 2003 to $110.8 million, or 28.8% of revenue in the current year. The increase in SG&A expense is largely attributable to: (i) the costs associated with the settlement of a significant legal matter in the Information Management and Distribution segment during the first quarter of 2004 of approximately $2.1 million, (ii) legal and accounting costs of $2.0 million associated with the investigation of the financial results of one of our operating subsidiaries, (iii) an increase in deferred compensation expense related to restricted stock of approximately $1.8 million and other personnel related expense of approximately $3.7 million, (iv) higher travel and marketing costs of approximately $0.9 million, (v) higher hardware and software maintenance costs of approximately $0.6 million, and (vi) higher professional fees associated with Sarbanes Oxley compliance activity of approximately $1.2 million.

Income from continuing operations before income taxes

Income from continuing operations before income taxes decreased from $33.2 million in 2003 to $14.0 million in the current year. The decrease was largely the result of the factors impacting gross margin and SG&A discussed above. In addition, as discussed above, revenue recognition and expense omission issues at an operating subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary. As a result, payments made under the provisions of the Earn-out Agreements that otherwise would not have been made have been expensed in the periods paid resulting in expense of $7.2 million and $10.2 million in 2003 and 2004, respectively. Finally, the current year includes a net loss of $0.9 million on the disposition of property, plant and equipment compared to a gain of $0.1 million in the prior year.

Interest expense was lower by approximately $0.2 million in the current year due the expiration of the interest rate swap on March 31, 2003 and a more favorable interest rate environment during the current year. Interest income in the prior year included a one-time payment of $0.2 million related to a $2.3 million income tax receivable that was also collected during 2003.

Provision (benefit) for/(from) income taxes

We reported provision for income taxes in the amount of $3.5 million during 2004. This amount included a benefit of $1.8 million related to favorable resolution of certain open tax issues as well as the expiration of statutes of limitations on certain strategic tax positions and an additional benefit of approximately $0.3 million related to increased state tax credits. Collectively, the benefit from income taxes had the affect of lowering our effective tax rate to 24.7% during 2004 from 40% during 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended December 31,
	2003		2002
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$378,159	100.0%	$378,544	100.0%
Gross Profit	143,405	37.9%	141,534	37.4%
SG&A	99,008	26.2%	94,245	24.9%
Operating income	36,819	9.7%	38,328	10.1%
Income from continuing operations before tax	33,218	8.8%	31,828	8.4%
Income from continuing operations	19,924	5.3%	19,908	5.3%

Revenue

Total revenue decreased 0.1% from $378.5 million for the year ended December 31, 2002 to $378.2 million for the year ended December 31, 2003. Slightly lower project revenue was the primary reason for the revenue decline.

Revenue within our Information Management and Distribution segment declined $0.1 million to $187.2 million. Strong revenue growth from our mortgage industry customers for data capture and repository services produced volume gains of $17.0 million as we added several new mortgage applications for current and new customers. We also experienced strong revenue growth of $1.9 million, or 6.1%, from our statement processing service offering. Partially offsetting these revenue gains were the following: (i) the loss of our service contract with the City of New York’s Human Resource Administration; (ii) non repeating 2002 project work representing a decline of $3.8 million; (iii) lower volumes from transportation customers representing a decline of $2.5 million; and (iv) lower revenue from credit card customers representing a decline of $2.0 million. During the third quarter of 2002, the City of New York’s Human Resource Administration informed us that we did not receive their renewal contract award. The contract was transitioned to the new vendor during the second quarter of 2003 resulting in $7.6 million of lower revenue for 2003 within our Information Management service offering.  However, the loss of this contract did not result in a goodwill impairment as the fair value of the reporting unit continued to exceed its carrying value. Project revenue accounted for 15.5% of the Information Management and Distribution segment’s revenue in 2002 compared to 12.3% in 2003.

Revenue within our Healthcare, Regulatory, and Legal Compliance segment decreased 0.2% from $191.2 million for the year ended December 31, 2002 to $190.9 million for the year ended December 31, 2003. Project revenue within our class action claims administration and professional economic research and litigation support service offerings collectively increased $8.1 million or 12.9% derived from several large matters related to large, multi-national clients. Offsetting the strong revenue achievement from these service offerings was lower revenue performance from our medical coding and records release of medical information service offerings that declined $7.9 million, or 6.6%, during 2003. Increased competition at the local market level was the primary factor driving the decline from prior year. However, we expect to continue to leverage our market position through a centralized, low cost model more fully integrated with electronic document and data management solutions. Project revenue accounted for 58.0% of the Healthcare, Regulatory, and Legal Compliance segment’s revenue in 2002 compared to 60.6% in 2003.

Gross profit

Gross profit increased 1.3% from $141.5 million or 37.4% of revenue for the year ended December 31, 2002 to $143.4 million or 37.9% of revenue for the year ended December 31, 2003. We began productivity initiatives during 2003 aimed at lowering the labor component of our production cost structures. Examples of these initiatives include: deployment of our high speed scanning solution, development of common production control systems including optical character recognition technology, pay-for-performance pay strategies, and strategic offshore vendor relationships. Collectively, these initiatives resulted in lower production personnel costs of $6.0 million when compared with 2002 personnel costs. We also lowered the amount of bad debt expense incurred during 2003. Our heightened focus for improved accounts receivable collections has benefited operating cash flow and had the effect of lowering bad debt expense $4.3 million during 2003. Significant factors offsetting the areas of gross profit improvement were higher employee medical insurance costs in the amount of $3.0 million and higher worker’s compensation and business insurance in the amount of $1.0 million.

As discussed above in “Internal Investigation”, certain revenue generated at an operating subsidiary in our Information Management and Distribution segment has been reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue, if the customer has paid the invoices related to the reversed revenue. Notwithstanding the reversal of revenue, the costs associated with the adjusted revenue continues to be reported in the period incurred. As a result of the reversed revenue, gross margin was negatively impacted 0.4% in 2002 and 1.0% in 2003.

Selling, general and administrative

SG&A increased 5.1% from $94.2 million, or 24.9% of revenue, for the year ended December 31, 2002 to $99.0 million, or 26.2% of revenue, for the year ended December 31, 2003. Our SG&A increased primarily from higher personnel costs related to our company-wide internal revenue growth initiatives and the technology based productivity initiatives that improved gross profit within our Information Management and Distribution operating segment. When compared to 2002, personnel costs increased $4.7 million driving the increase in SG&A as a percentage of revenue.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased from $31.8 million for the year ended December 31, 2002 to $33.2 million for the year ended December 31, 2003. Contributors to the year over year increase were: (i) factors impacting gross profit and SG&A discussed above; (ii) excess contingent consideration discussed below; and (iii) lower interest and other expense.

As discussed above, revenue recognition and expense omission issues at an operating subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary. As a result, payments made under the provisions of the Earn-out Agreements that otherwise would not have been made have been expensed in the periods paid resulting in expense of $8.6 million and $7.2 million in 2002 and 2003, respectively.

Interest and other expense decreased 44.6% from $6.5 million for the year ended December 31, 2002 to $3.6 million for the year ended December 31, 2003. This decrease was due to lower balances on long-term obligations, a lower interest rate environment, and the expiration of our interest rate hedge. The average interest rate on borrowings decreased from 4.5% in 2002 to 4.2% in 2003. Our 2003 interest rate on borrowings were predominantly variable in nature with the exception of the interest rate hedge which expired during March 2003. (See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”). Therefore, interest rate risk exists for our long-term obligations at December 31, 2003. Increases in short-term rates would have the effect of increasing interest expense and lowering operating results in future periods.

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

Liquidity and Capital Resources

At December 31, 2004, we had $34.0 million of working capital, including $3.7 million of cash. Working capital at December 31, 2003 was $36.6 million, including $2.1 million of cash. Net cash provided by operating activities from continuing operations for the year ended December 31, 2004 was $29.8 million compared to $52.2 million for the same period in 2003. Factors contributing to the decline in operating cash flow from continuing operations consist of: (i) lower earnings in the current year, (ii) slower cash collections during the current year resulting in $7.8 million of lower cash provided by operating activities, (iii) the payment of significant legal settlements during the current year totaling $7.5 million, (iv) higher annual incentive compensation payments compared to the prior year, (v) the receipt of income tax refunds of $2.3 million in the prior year, and (vi) higher contingent consideration overpayments in the amount of $3.0 million related to the Operating Subsidiary under investigation, as more fully described above in “Internal Investigation” and in Note 3 to the consolidated financial statements.

Days sales outstanding increased four business days to 45 business days at December 31, 2004 compared to 41 business days at December 31, 2003.

For the year ended December 31, 2004, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $17.1 million and net acquisition related payments of $17.5 million of which $13.7 million relates to the acquisition of KeyPoint Consulting LLC and $3.8 million represents the settlement of contingent consideration and other acquisition related payments. Partially offsetting the capital expenditures and cash paid for acquisitions was divestiture proceeds of $6.8 million, related to the divestiture of our Direct Mail operations and two medical records management operations. Some future quarters will include additional settlements of contingent consideration on past acquisitions. Not all of the periods applicable for contingent consideration targets have been completed and additional amounts may be payable in future periods under the terms of the agreements based upon the achievement of specified revenue and/or earnings targets. If all contingent consideration targets under the current agreements were achieved, the maximum amount of consideration to be paid would be $5.3 million, and would be paid in 2005. In accordance with the agreements, the Company has the option to satisfy the entire $5.3 million potential liability in common stock with final valuation determined at date of issuance.

Net cash provided by financing activities from continuing operations was $2.2 million for the year ended December 31, 2004. Borrowings from our line of credit of $301.0 million were partially offset by payments on our line of credit of $287.0 million. Additionally, net proceeds from common stock issuances of $0.5 million were more than offset by payments of $11.9 million related to shares repurchased. We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

At December 31, 2003, we had $36.6 million of working capital, including $2.1 million of cash. Cash flows provided by operating activities for the year ended December 31, 2003 were $52.2 million compared to $55.8 million for the year ended December 31, 2002. Days sales outstanding improved 2 days to 41 business days at December 31, 2003 compared to 43 business days at December 31, 2002

For the year ended December 31, 2003, investing activities consisted primarily of additions to property, plant and equipment of $16.4 million and acquisition-related payments of $3.0 million. During 2003, we made investments in 30 high-speed scanning systems in order to increase productivity in our Information Management service offering and expanded our production facilities through the addition of 3 major facilities in Burbank, CA; Denver, CO; and Irving, TX. Acquisition-related payments consisted primarily of settlements of contingent consideration obligations on past acquisitions.

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

At December 31, 2002, we had $39.0 million of working capital, including $3.2 million of cash. Cash flows provided by operating activities for the year ended December 31, 2002 were $55.8 million. Days sales outstanding at December 31, 2002 were 43 business days. During the year ended December 31, 2002, $13.7 million of uncollectible trade receivables were written-off against the allowance for doubtful accounts. While these write-offs had no impact on cash flows or operating results during 2002, these write-offs lowered our cash taxes paid during 2002 due to the related tax deduction.

For the year ended December 31, 2002, investing activities consisted primarily of additions to property, plant and equipment of $10.5 million and acquisition related payments of $24.4 million. Acquisition-related payments consist of the purchase of UIS in the first quarter of 2002 and certain other cash payments related to contingent consideration agreements of past acquisitions.

Net cash used for financing activities was $27.0 million for the year ended December 31, 2002, primarily related to payments of $307.0 million on our line of credit, net of proceeds borrowed from our line of credit of $280.2 million.

In April 2001, we entered into a line of credit agreement with Bank of America, SunTrust Bank, and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”). Under this agreement, we could from time to time borrow up to $297.5 million through April 2, 2004, subject to certain financial covenants and ratios. Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services, among other factors.

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

At December 31, 2004, the remaining commitment under the 2001 Credit Agreement is $290.0 million and is scheduled to mature as follows (in millions):

Maturity Date	Commitment	Remaining Commitment
April 2, 2005	$52.5	$237.5
April 1, 2006	237.5
Total	$290.0

As of December 31, 2004 and through March 31, 2005, we are in compliance with loan covenants after giving effect to the amendments and waivers discussed below, which among other things provided for an amended definition of EBITDA. As of December 31, 2004, the availability under the 2001 Credit Agreement was approximately $8.7 million.

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

As a result of our internal investigation, more fully described above in “Internal Investigation” and in Note 3 to the consolidated financial statements, we were unable to file our September 30, 2004 Quarterly Report on Form 10-Q within the timeframe prescribed by the Securities Exchange Act of 1934. The failure to timely file the September 30, 2004 Quarterly Report on Form 10-Q resulted in a default under the 2001 Credit Agreement. We entered into a waiver agreement on November 12, 2004 with the lenders party to the 2001 Credit Agreement. Pursuant to the terms of the waiver agreement, the lenders agreed, among other things, to waive any default under the 2001 Credit Agreement that resulted from potential non-compliance with a designated fixed charge coverage ratio, and our failure to timely file our Quarterly Report on Form 10-Q for the September 30, 2004 quarter. The waiver agreement also provides that during the period that the waiver agreement is in effect, the outstanding principal amount of the loans under the 2001 Credit Agreement may not exceed $112,000,000. The waiver agreement was to expire on March 15, 2005; however, on March 15, 2005, we entered into on Extension and Modification of Waiver to Credit Agreement, which extended such waiver through March 23, 2005. The foregoing summary of the Extension and Modification and Waiver to Credit Agreement is qualified by and should be read in connection with the actual text of the Extension and Modification of Waiver to Credit Agreement, which is referenced as Exhibit 10.123 to this Annual Report.

Effective March 23, 2005, we entered into an amendment to the 2001 Credit Agreement that allows for the exclusion of certain contingent consideration overpayments to the former owners of the Operating Subsidiary, as described more fully above in “Internal Investigation” and in Note 3 to the consolidated financial statements, from the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Pursuant to the terms of the Company’s 2001 Credit Agreement, EBITDA is used in calculating certain leverage and fixed cost coverage ratios. By not having the March 23, 2005 amendment in place, the Company was in a default under the 2001 Credit Agreement due to the Company exceeding the allowable leverage ratio of 2.5 times for the quarters ended June 30, 2004 and September 30, 2004 as a result of the contingent consideration overpayments, previously discussed. As a result, the Company classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet at June 30 and September 30, 2004. Upon entering the March 23, 2005 amendment, the Company cured the default under the 2001 Credit Agreement, as such, reclassifying debt under the Credit Agreement as Long-Term Obligations. In any event, as the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified as a Current Maturity on and after April 1, 2005.

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

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,359,852 shares were available as of December 31, 2004; however, such registration statement may require amendment prior to use.

The following table summarizes our total contractual cash obligations as of December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt	$87,511	$126	$86,036	$299	$1,050
Capital Lease Obligations	294	132	140	22	—
Operating Leases	63,986	17,314	26,038	12,076	8,558
Total Contractual Cash Obligations	$151,791	$17,572	$112,214	$12,397	$9,608

We have total commercial commitments of $12.3 million for standby letters of credit as of December 31, 2004. We have letters of credit in the amount of $8.0 million to serve as security for our self-insured workmen’s compensation program. We have a $2.5 million letter of credit to serve as a guarantee for performance under a contract with the New York State Workers Compensation Board. We have a letter of credit for $1.8 million to serve as a guarantee for periodic principal and interest payments related to debt.

We expect to pay approximately $3.5 million to $4.5 million in interest in 2005.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Opperations are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 35% of total 2004 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer’s volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents the remaining 65% of total 2004 revenues and typically occurs within our Information Management and Distribution segment.

Revenue recognition policies related to offerings within the our Information Management and Distribution segment are based upon objective criteria that do not require significant estimates or uncertainties. For example, business process outsourcing services are recognized proportionally as services are rendered, based on specific, objective criteria under the contracts for the number of accounts or transactions processed. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change.

Revenue recognition policies within our Healthcare, Regulatory, and Legal Compliance segment are based upon objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes and time and costs under time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. The following outlines specific revenue recognition policies related to certain offerings within this segment:

Medical records release services—revenue is recognized upon completion of the processing of the requested medical records. Revenue recognition for this service is based on an agreed upon and in some cases, a regulated rate applied to the number of records processed. When a fee is paid to the hospital, the revenue related to that fee is reported on a net basis in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, due to the fact that: (a) the primary obligation in the arrangement is borne partially by both SOURCECORP and the hospital; (b) SOURCECORP has no discretion with respect to the supplier of the medical record; and (c) SOURCECORP is not involved in the determination of product or service specifications.

Record management services—revenue is recognized as storage services are provided based on linear feet of documents stored times a monthly rate for shelf storage and based on a monthly per image rate for images stored electronically. We recognize fees for processing, retrieval, delivery and return to storage as revenue upon completion of the service at the agreed upon rate applied to the unit count of items serviced.

Additional healthcare and compliance services—revenue is recognized for document and data conversion services as the services are provided based upon an agreed upon rate per patient file applied to the number of files processed. Storage and archiving fees are recognized as revenue as the services are provided based upon an agreed upon monthly rate per file stored or otherwise archived. Revenue related to coding and abstracting of medical records and staffing services is recognized as the services are provided based on an agreed upon rate applied to the billable hours worked and eligible out-of-pocket expenses defined by the service agreement. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Revenue related to compliance reviews is based primarily on an agreed upon percentage (or commission) of amounts identified and recovered from the third party payers as a fee for services provided. Revenue is recognized upon successful recovery of underpayments to our clients by their managed care and commercial payers at the agreed upon percentage (or commission).

Class action claims administration services—revenue is recognized as these services are provided based on the agreed upon rate applied to the number of hours spent providing services related to administering the legal settlements and expenses incurred. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In addition, revenue related to the design and implementation of comprehensive notification plans is based on an agreed upon percentage (i.e. commission) of the cost to place the media communication. Revenue is recognized at the time of public delivery of the notification through the various media outlets at the agreed upon percentage (or commission).

Professional economic research and litigation services—revenue is recognized as these services are provided based on consulting hours worked at agreed upon rates at the time services are rendered and expenses are incurred. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

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

Long-Lived Assets and Intangibles Impairment.   As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets and intangible assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets and intangibles to the carrying amount of the asset being evaluated. An impairment loss is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow based on the difference between the carrying value and fair value. At December 31, 2004, no events were evident that required valuation for potential impairment.

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

Other Loss Contingencies.   We record liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. Our loss contingencies consist primarily of estimates related to the probable outcome of current litigation. See Note 17, Commitments and Contingencies, of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award over the requisite service period (typically the vesting period). The standard also requires an entity to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in the first reporting period under U.S. GAAP after June 15, 2005. The Company is also required to use either the “modified prospective method’’ or the “modified retrospective method.’’ Under the modified prospective method, the Company must recognize compensation cost for all awards granted after adopting the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced an analysis of the impact of SFAS 123(R), but has not yet decided: (1) whether to adopt early, (2) if adopted early, then at what date to do so, (3) whether to use the modified prospective method or elect to use the modified retrospective method, and (4) whether to elect to use straight line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding on the adoption date.

Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on its financial position or results of operations in the future, except that the Company will probably recognize a greater expense for any awards that are granted in the future than if granted under the current guidance.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds. Interest rates are fixed on the capitalized lease obligations. A 100 basis point increase in short-term interest rates would result in approximately $0.7 million of additional expense in 2005 based on our expected average balance outstanding under the credit facility during 2005.

ITEM 8.                Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SOURCECORP, Incorporated
Dallas, Texas

We have audited the accompanying consolidated balance sheets of SOURCECORP, Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SOURCECORP, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying 2002 and 2003 financial statements have been restated.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2005

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2003	2004
	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,097	$3,722
Accounts and notes receivable, less allowance for doubtful accounts of $6,843 and $9,437, respectively	63,522	66,046
Inventories	933	875
Deferred income taxes	6,072	5,272
Income tax receivable	3,006	5,077
Prepaid expenses and other current assets	4,318	6,159
Assets of discontinued operations	14,658	—
Total current assets	94,606	87,151
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $53,393 and $45,734, respectively	35,902	39,697
GOODWILL	307,913	326,139
INTANGIBLES, net of amortization of $709 and $1,700, respectively	3,731	4,904
OTHER NONCURRENT ASSETS	10,384	11,524
Total assets	$452,536	$469,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,645	$14,972
Accrued compensation and benefits	25,624	22,977
Customer deposits	5,048	6,675
Other current liabilities	11,057	8,251
Current maturities of long-term obligations	209	258
Liabilities of discontinued operations	5,423	—
Total current liabilities	58,006	53,133
LONG-TERM OBLIGATIONS, net of current maturities	73,390	87,547
DEFERRED INCOME TAXES	11,753	13,210
LONG-TERM CUSTOMER LIABILITY	1,862	4,147
DEFERRED REVENUE	5,135	8,010
OTHER LONG-TERM OBLIGATIONS	9,306	10,947
Total liabilities	159,452	176,994
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 16,150,184 and 15,703,586 shares issued and 16,094,156 and 15,666,916 shares outstanding at December 31, 2003 and December 31, 2004, respectively	162	157
Additional paid-in-capital	194,999	193,925
Retained earnings	101,232	103,136
	296,393	297,218
Less—Treasury stock, at cost, 56,028 and 36,670 shares at December 31, 2003 and December 31, 2004, respectively	(982)	(501)
Less—Deferred compensation	(2,327)	(4,296)
Total stockholders’ equity	293,084	292,421
Total liabilities and stockholders’ equity	$452,536	$469,415

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2002	2003	2004
	Restated	Restated
REVENUE	$378,544	$378,159	$385,303
COST OF SERVICES EXCLUSIVE OF DEPRECIATION	224,510	222,065	231,953
DEPRECIATION	12,500	12,689	12,759
Gross profit	141,534	143,405	140,591
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	94,245	99,008	110,840
CONTINGENT CONSIDERATION OVERPAYMENT	8.605	7,223	10,165
AMORTIZATION	356	355	991
Operating income	38,328	36,819	18,595
OTHER (INCOME) EXPENSE:
Interest expense	6,088	3,489	3,241
Interest income	(193)	(301)	(61)
Other expense, net	605	413	1,418
Income from continuing operations before income taxes	31,828	33,218	13,997
PROVISION FOR INCOME TAXES	11,920	13,294	3,461
INCOME FROM CONTINUING OPERATIONS	19,908	19,924	10,536
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	731	(843)	(2,437)
NET INCOME	$20,639	$19,081	$8,099
NET INCOME (LOSS) PER COMMON SHARE
BASIC
Continuing Operations	$1.15	$1.21	$0.66
Discontinued Operations	0.04	(0.05)	(0.15)
Total	$1.19	$1.16	$0.51
DILUTED
Continuing Operations	$1.13	$1.20	$0.65
Discontinued Operations	0.04	(0.05)	(0.15)
Total	$1.17	$1.15	$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	17,334	16,452	15,893
DILUTED	17,609	16,565	16,217

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Retained	Treasury	Deferred	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Compensation	Equity	Income
Balance, January 1, 2002 (as previously reported)	17,342	$ 174	$ 204,086	$ (1,242)	$ 69,137	$ (982)	$ —	$ 271,173
Prior period adjustment (see Note 3)	—	—	—	—	(2,539)	—	—	(2,539)	—
Balance, January 1, 2002 (as restated)	17,342	174	204,086	(1,242)	66,598	(982)	—	268,634
Common stock issued in connection with acquisitions	114	1	3,334	—	—	—	—	3,335	—
Common stock earned and held in escrow related to business acquisitions	—	—	377	—	—	—	—	377	—
Exercise of awards and related tax benefit	5	—	117	—	—	—	—	117	—
Common shares retired	(40)	—	(1,071)	—	—	—	—	(1,071)	—
Interest rate swap, net of $542 tax	—	—	—	913	—	—	—	913	$ 913
Net income, as restated	—	—	—	—	20,639	—	—	20,639	20,639
Comprehensive income	—	—	—	—	—	—	—	—	$ 21,552
Balance, December 31, 2002 (as restated)	17,421	175	206,843	(329)	87,237	(982)	—	292,944
Common stock released from escrow in connection with acquisitions	20	—	(94)	—	—	—	—	(94)	—
Common stock earned and held in escrow related to business acquisitions	—	—	532	—	—	—	—	532	—
Exercise of awards and related tax benefit	16	—	368	—	—	—	—	368	—
Common shares retired	(1,307)	(13)	(15,600)	—	(5,086)	—	—	(20,699)	—
Grants of restricted stock	—	—	2,950	—	—	—	(2,950)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	623	623	—
Interest rate swap, net of $219 tax	—	—	—	329	—	—	—	329	$ 329
Net income, as restated	—	—	—	—	19,081	—	—	19,081	19,081
Comprehensive income	—	—	—	—	—	—	—	—	$ 19,410
Balance, December 31, 2003 (as restated)	16,150	162	194,999	—	101,232	(982)	(2,327)	293,084
Common stock issued in connection with acquisitions	10	—	255	—	—	—	—	255	—
Common stock released from escrow in connection with acquisitions	20	—	6	—	—	—	—	6	—
Exercise of awards and related tax benefit	21	—	512	—	—	—	—	512	—
Common shares retired	(478)	(5)	(5,924)	—	(5,955)	—	—	(11,884)	—
Treasury shares retired	(19)	—	(241)	—	(240)	481	—	—
Grants of restricted stock	—	—	4,318	—	—	—	(4,318)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,349	2,349	—
Net income	—	—	—	—	8,099	—	—	8,099	$ 8,099
Comprehensive income	—	—	—	—	—	—	—	—	$ 8,099
Balance, December 31, 2004	15,704	$ 157	$ 193,925	$ —	$ 103,136	$ (501)	$ (4,296)	$ 292,421

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE DATA)

	Year Ended December 31,
	2002	2003	2004
	Restated	Restated
OPERATING ACTIVITIES:
Income from continuing operations	$19,908	$19,924	$10,536
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,856	13,044	13,750
Deferred tax provision	7,190	6,457	3,229
Compensation expense on restricted stock grants	—	590	2,383
Loss (gain) on sale of property, plant and equipment	93	(131)	858
Change in operating assets and liabilities:
Accounts receivable and notes receivable	6,954	6,738	(1,020)
Inventories, prepaid expenses and other assets	3,000	(626)	(1,124)
Accounts payable, accrued liabilities and other	5,823	6,193	1,148
Net cash provided by operating activities from continuing operations	55,824	52,189	29,760
Net cash provided by (used in) operating activities from discontinued operations	3,344	2,912	(2,476)
Net cash provided by operating activities	59,168	55,101	27,284
INVESTING ACTIVITIES:
Net proceeds received from divestitures	259	—	6,805
Proceeds from sale of property, plant and equipment	—	388	49
Purchase of property, plant and equipment	(10,454)	(16,395)	(17,068)
Cash paid for acquisitions, net of cash acquired	(24,354)	(2,954)	(17,495)
Net cash used in investing activities from continuing operations	(34,549)	(18,961)	(27,709)
Net cash used in investing activities from discontinued operations	(1,566)	(335)	(185)
Net cash used in investing activities	(36,115)	(19,296)	(27,894)
FINANCING ACTIVITIES:
Proceeds from common stock issuance, net	108	349	482
Cash paid for common stock repurchased and retired	—	(20,699)	(11,884)
Proceeds from long-term obligations	280,228	229,725	300,962
Principal payments on long-term obligations	(307,015)	(245,995)	(287,035)
Cash paid for debt issuance costs	(339)	(305)	(290)
Net cash provided by (used in) financing activities from continuing operations	(27,018)	(36,925)	2,235
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,965)	(1,120)	1,625
CASH AND CASH EQUIVALENTS, beginning of year	7,182	3,217	2,097
CASH AND CASH EQUIVALENTS, end of year	$3,217	$2,097	$3,722
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$11,189	$6,775	$1,567
Interest	$6,149	$3,487	$3,187
NONCASH INVESTING AND FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$167	$117	$278
Fair value of assets acquired in business acquisitions	$3,454	$—	$2,424
Liabilities assumed in business acquisitions	$2,451	$—	$1,635
Common stock issued related to business acquisitions (114,112, 20,268 and 30,324 shares, respectively)	$3,335	$(94)	$261
Common stock retired related to business acquisitions (40,051, 0 and 19,358 shares, respectively)	$1,071	$—	$481
Common stock earned and held in escrow related to business acquisitions (20,268, 20,268 and 0 shares, respectively)	$377	$532	$—
Interest rate swap, net of tax	$913	$329	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

SOURCECORP, Incorporated (the “Company”) was founded in September 1994, to create a leading provider of document and information outsourcing solutions for document and information intensive industries, including: financial services, government, legal, healthcare, and transportation. The Company acquired seven document management services businesses (the “Founding Companies”) simultaneously with the closing of the initial public offering (“IPO”) on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock of the Company.

After the IPO and through December 1998, the Company acquired nine companies in transactions that were accounted for as poolings-of-interests.

Subsequent to the IPO and through December 31, 2004, the Company has acquired 57 additional companies in transactions accounted for as purchases and has divested of 21 operating units by sale or closure. The results of operations include the results of these acquisitions from the date of their respective acquisitions and the results of the divestitures up to the effective date of divestiture. The operating units divested as part of the 2004 divestiture plan have been reclassified as discontinued operations for all periods presented.

Certain reclassifications have been made to conform prior year data to the current year presentation.

2. Summary of Significant Accounting Policies

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

Recurring revenue is characterized by customer relationships that are generally for one year or longer. Recurring revenue is typically based on the transaction volumes provided by the Company’s customer at an agreed upon fixed rate per unit. The Company’s customer volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents 65% of total 2004 revenues and typically occurs within the Company’s Information Management and Distribution segment.

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 35% of total 2004 revenues and typically occurs within the Company’s Healthcare, Regulatory, and Legal Compliance segment.

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

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Record Management Services

Revenue is recognized as storage services are provided based on linear feet of documents stored times a monthly rate for shelf storage and based on a monthly per image rate for images stored electronically. The Company recognizes fees for processing, retrieval, delivery, and return to storage as revenue upon completion of the service at the agreed upon rate applied to the unit count of items serviced.

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

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Class Action Claims Administration Services

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established and maintained based on the Company’s estimate of accounts receivable collectibility. Management estimates collectibility by specifically analyzing accounts receivable aging and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Consolidated Financial Statements.

Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Upon the adoption of SFAS No. 142, goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill is tested at a reporting unit level rather than the individual operating unit level. Reporting units are defined as an operating segment

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

or one level below. At January 1, 2002, the Company compared the fair values of the reporting units to their carrying values. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (“Income Approach”) and the fair value of a reporting unit as compared to similar publicly traded companies (“Market Approach”). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins among other factors. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded at January 1, 2002. In October 2002, 2003 and 2004, the Company performed the annual test for impairment using the Income Approach and the Market Approach method. Since the fair value of each reporting unit exceeded the carrying value, no impairment was recorded. Estimates utilized in future calculations could differ from estimates used in the current period. Future years' estimates that are unfavorable compared to current estimates could cause an impairment of goodwill.

Self-Insurance Liabilities and Reserves

The Company is self-insured for workmen's compensation liabilities and a significant portion of its employee medical costs. The Company accounts for its self-insurance programs based on actuarial estimates of the amount of the loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs. The Company’s exposure under the stop-loss policies for workmen’s compensation and medical costs is limited based on fixed dollar amounts. For workmen’s compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence. For medical costs, the fixed dollar amount of stop-loss coverage is $100,000 per covered participant for the fiscal plan year, with a lifetime limit of liability per covered participant of $1,900,000.

Other Loss Contingencies

The Company records liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties, such as regulators. The Company’s loss contingencies consist primarily of estimates related to the probable outcome of current litigation.

Long-Lived Assets and Intangibles Impairment

Management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets and intangibles may not be recoverable. When events require, management makes the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets and intangibles to the carrying amount of the asset being evaluated. An impairment loss equal

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

to the difference in carrying value and fair value is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management believes at December 31, 2004, no events existed that required evaluation of potential impairment.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding for the period. See Note 13, Stockholders' Equity.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of SOURCECORP, Incorporated and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value due to the short maturities of these instruments. The carrying amount of long-term debt approximates fair value due to interest rates that approximate current market rates for instruments of similar size and duration.

Treasury Stock

Treasury stock transactions are accounted for under the cost method. At December 31, 2003 and 2004, the Company had 56,028 and 36,670, respectively of shares in treasury.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as discussed in Note 13, Stockholders' Equity.

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

	Year Ended December 31,
	2002	2003	2004
Net income as reported	$20,639	$19,081	$8,099
Add: Compensation expense included in reported net income, net of tax effect	—	374	1,410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(3,947)	(3,251)	(5,470)
Proforma net income	$16,692	$16,204	$4,039
Earnings per share:
Reported basic earnings per share	$1.19	$1.16	$0.51
Proforma basic earnings per share	$0.96	$0.98	$0.25
Reported diluted earnings per share	$1.17	$1.15	$0.50
Proforma diluted earnings per share	$0.95	$0.98	$0.25

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The fair value of the stock options and warrants was estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2002	2003	2004
Weighted-average risk-free interest rate	4.4%	2.4%	3.3%
Weighted-average dividend yield	0.0%	0.0%	0.0%
Weighted-average volatility	40.2%	44.2%	41.5%
Weighted-average expected life	3.0 years	4.0 years	4.0 years

On December 18, 2004, the Compensation Committee of the Board of Directors approved, and the Board of Directors ratified, the acceleration of the vesting of certain options and warrants (specifically options and warrants issued in 2002 or earlier, and only those options and warrants that by their terms would not vest before June 30, 2005), provided that the holders were employed by the Company as of December 31, 2004. The action was taken as a method to provide a further incentive to option holders to maximize shareholder value without creating an immediate windfall (as substantially all of such options and warrants had exercise prices above $30 per share). In taking such action, the Compensation Committee and the Board were mindful that the accounting treatment of stock options and warrants is required to change in the second half of 2005, requiring the expensing of unvested stock options and warrants. As such, the Compensation Committee and the Board were mindful that accelerating the vesting of such options and warrants would avoid an expense in future periods that did not provide any direct associated benefit to individuals and that could otherwise negatively impact the Company’s reported results in future periods. This action resulted in the acceleration of vesting of 364,100 stock options and warrants at a weighted-average strike price of $30.38 during the fourth quarter of 2004. Although this action established a new measurement date for the stock options and warrants under the intrinsic value method, there was no compensation expense associated with the vesting acceleration as the strike price related to the accelerated stock options and warrants was above the fair market value of the Company’s common stock on December 17, 2004. As a result of the acceleration, the pro forma expense disclosure shown above includes approximately $2.1 million, net of tax, of additional expense related to the acceleration.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion 25 and generally requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award over the

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

requisite service period (typically the vesting period). The standard also requires an entity to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in the first reporting period under U.S. GAAP after June 15, 2005. The Company is also required to use either the “modified prospective method'' or the “modified retrospective method.'' Under the modified prospective method, the Company must recognize compensation cost for all awards granted after adopting the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

Under both methods, the Company is permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

The Company has commenced an analysis of the impact of SFAS 123(R), but has not yet decided: (1) whether to adopt early, (2) if adopted early, then at what date to do so, (3) whether to use the modified prospective method or elect to use the modified retrospective method, and (4) whether to elect to use straight line amortization or an accelerated method. Additionally, the Company cannot predict with reasonable certainty the number of options that will be unvested and outstanding on the adoption date.

Accordingly, the Company cannot currently quantify with precision the effect that this standard would have on its financial position or results of operations in the future, except that the Company will probably recognize a greater expense for any awards that are granted in the future than if granted under the current guidance.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restatement

During October 2004, the Company, with the oversight and approval of the Audit Committee of the Board of Directors, initiated an investigation of the financial results of one of the Company’s operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary which had been originally recognized as additional goodwill of the acquired business. As a result, the consolidated financial statements for the years ended December 31, 2002 and 2003 have been restated from the amounts previously reported, as discussed below.

As described in the Company’s summary of significant accounting policies, revenue is recognizable when each of the following conditions is met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured. The investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary. As a result, the revenue previously recognized that did not meet all the revenue recognition conditions mentioned above has been reversed, resulting in a downward adjustment to certain asset accounts, or the recognition of a customer liability or deferred revenue if the customer has paid the invoices related to the reversed revenue.   Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continue to be reported in the period incurred. In addition, the Company has evaluated the direct costs related to deferred revenue and has determined to continue to include the costs in the period incurred due to the uncertainty regarding the future recoverability of the associated costs. The revenue adjustments that were identified are reflected in the restated financial statements as follows:

	Year Ended	Year Ended
	December 31, 2002	December 31, 2003
	(In Thousands)
Asset accounts	$(267)	$133
Customer liability, net	(593)	(2,631)
Deferred revenue, net	(1,752)	(3,817)
Total Net Revenue Adjustment	$(2,612)	$(6,315)

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

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restatement (Continued)

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

The investigation identified certain expenses of the Operating Subsidiary that were not properly recorded in the Operating Subsidiary’s consolidated statement of operations. Certain former members of the Operating Subsidiary’s management allegedly diverted expenses to entities they controlled, but that are unrelated to the Company, resulting in the omission of the related expenses from the Operating Subsidiary’s financial results and, as a result, the Company’s previously reported financial results.  The Company has identified the unrecorded expenses and has recorded them in the period the expenses were incurred as an adjustment to selling, general and administrative expense. A liability for such an amount has been recorded in other long-term obligations in the restated financial statements. The liability will be eliminated at such time the Company recovers any contingent consideration overpayments paid to the former owners of the Operating Subsidiary or at such time management determines the liability has been extinguished, as discussed below.

The revenue recognition and expense omission issues affected previously paid contingent consideration related to the acquisition of the Operating Subsidiary. As a result of the structure of the acquisition agreement, the former owners of the Operating Subsidiary had the opportunity to earn additional purchase consideration for the twelve-month periods ended February 28, 2002, February 28, 2003 and February 29, 2004 (the “Earn-out Period(s)”) based on earnings before interest and taxes of the Operating Subsidiary, in excess of designated thresholds, calculated in accordance with accounting principles generally accepted in the United States of America for each respective period (the “Earn-out Agreement”). Based on the findings of the Company’s investigation, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-out Period(s) resulting in overpayments and overaccruals made by the Company under the provisions of the Earn-out Agreement that otherwise would not have been made. The Company has expensed the contingent consideration overpayments in the financial statements in the period(s) in which they were paid resulting in expense of $8.6 million, $7.2 million and $10.2 million for the years ended December 31, 2002, 2003, and 2004, respectively. These amounts had previously been accrued as contingent consideration and an addition to goodwill. The Company has reversed these accruals and related goodwill in the periods originally recorded.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restatement (Continued)

The Company will record a gain in future periods to the extent such contingent consideration overpayments are recovered.

Restating the financial statements for the revenue recognition, expense omission and contingent consideration overpayment issues results in an adjustment to the provision for income taxes and to certain other balance sheet tax accounts for the periods restated.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

BALANCE SHEET INFORMATION

	At December 31, 2003
	As Previously Reported	As Restated
	(Item 1)

Accounts and Notes Receivable, Net	$67,873	$63,522
Income Tax Receivable	$—	$3,006
Goodwill	$324,305	$307,913
Total Assets	$470,273	$452,536
Accounts Payable and Accrued Liabilities	$52,054	$52,374
Income Tax Payable	$2,186	$—
Deferred Income Taxes	$18,084	$11,753
Long-term Customer Liability	$—	$1,862
Deferred Revenue	$—	$5,135
Other Long-term Obligations	$7,839	$9,306
Retained Earnings	$119,236	$101,232
Total Stockholders’ Equity	$311,088	$293,084

Item 1: Amounts as previously reported after giving effect to adjustments required to reflect the Company’s discontinued operations discussed in Note 5 to the consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Restatement (Continued)

STATEMENT OF OPERATIONS INFORMATION

	Year Ended December 31, 2002		Year Ended December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Item 1)		(Item 1)
Revenue	$381,156	$378,544	$384,474	$378,159
Gross Profit	$144,146	$141,534	$149,720	$143,405
Selling, General & Administrative Expense	$93,578	$94,245	$98,770	$99,008
Contingent Consideration Overpayments	$—	$8,605	$—	$7,223
Income From Continuing Operations Before Income Taxes	$43,712	$31,828	$46,994	$33,218
Provision for Income Taxes	$16,611	$11,920	$18,798	$13,294
Income From Continuing Operations	$27,101	$19,908	$28,196	$19,924
Net Income	$27,832	$20,639	$27,353	$19,081
Net Income Per Common Share
Basic
Continuing	$1.57	$1.15	$1.71	$1.21
Total	$1.61	$1.19	$1.66	$1.16
Diluted
Continuing	$1.54	$1.13	$1.70	$1.20
Total	$1.58	$1.17	$1.65	$1.15

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

The above cash flow categories are impacted as a result of reclassifying the contingent consideration overpayments previously discussed, from cash paid for acquisitions (included in net cash used in investing activities from continuing operations) to cash provided by operating activities from continuing operations as a period expense.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Reserves and Other Loss Contingencies

Self-Insurance Liabilities and Reserves

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

Accrual balances related to workmen’s compensation and medical costs are as follows (in thousands):

	December 31,
	2003	2004
Workmen’s Compensation	$1,936	$2,407
Employee Medical Insurance	2,208	2,229
	$4,144	$4,636

Other Loss Contingencies

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

5. Discontinued Operations

During the first quarter of 2004, the Company completed a strategic evaluation of its operations based on certain criteria, such as strategic and financial fit, and future growth prospects. As a result, on May 6, 2004, the Company formally committed to a plan of divestiture for certain non-strategic asset groups related to its Direct Mail operations reported in the Information Management and Distribution segment in prior periods, and two medical records management operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods. The Direct Mail operations and the two medical records management operations are accounted for as discontinued operations. As such, the operating assets and liabilities of these operations are presented in the consolidated balance sheet as Assets and Liabilities of Discontinued Operations and the results associated with these operations are presented in the consolidated statement of operations as Income (Loss) from Discontinued Operations, net of tax.

During the second quarter of 2004, the Company completed the sale of one of the medical records management operations, which resulted in approximately $0.7 million of cash proceeds and a pre-tax gain

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

on disposal of approximately $0.5 million. Additionally, the Company recognized a pre-tax loss on disposal related to the Direct Mail operations of approximately $2.2 million.

During the third quarter of 2004, the Company completed the sale of the Direct Mail operations and the remaining medical records management operation, resulting in the recognition of a net pretax gain of $0.4 million. In connection with these transactions, the Company received approximately $6.1 million of cash proceeds, net of transaction costs, approximately $1.5 million of 12 percent secured subordinated notes, which the Company fully reserved, related to the Direct Mail operations, and $0.6 million of contingent consideration related to a contract renewal at the medical records management operation.

During the fourth quarter of 2004, the contingency surrounding the contract renewal at the medical records management operation was resolved. As such, the Company recognized additional consideration of $0.6 million offset by approximately $0.1 million of incremental loss related to finalizing the consideration related to the divestiture.

The collection of the reserved subordinated notes could result in a future reduction of the total loss related to the disposition of the Direct Mail operations.

Summarized selected financial information for the discontinued operations is as follows (in thousands except per share data):

	Year Ended December 31,
	2002	2003	2004
REVENUE	$48,224	$39,613	$15,800
COST OF SERVICES	34,889	29,849	13,681
DEPRECIATION	1,784	1,690	528
Gross profit	11,551	8,073	1,591
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,273	9,525	4,859
Operating income (loss)	1,278	(1,451)	(3,267)
OTHER (INCOME) EXPENSE:
Interest and other (income) expense, net	99	(46)	(63)
Loss on sale of asset groups	—	—	856
Income (loss) from discontinued operations before income taxes	1,179	(1,405)	(4,060)
PROVISION FOR INCOME TAXES	448	(562)	(1,623)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$731	$(843)	$(2,437)

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations (Continued)

The assets and liabilities of the discontinued operations are stated separately in the Consolidated Balance Sheets. The major asset and liability categories are as follows (in thousands):

	December 31,
	2003	2004
ASSETS OF DISCONTINUED OPERATIONS
CURRENT ASSETS:
Accounts and notes receivable, net of allowance for doubtful accounts	$5,693	$—
Inventories	1,130	—
Prepaid expenses and other current assets	730	—
Total current assets	7,553	—
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	6,923	—
OTHER NONCURRENT ASSETS	182	—
Total assets of discontinued operations	$14,658	$—
LIABILITIES OF DISCONTINUED OPERATIONS
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,423	$—
Total liabilities of discontinued operations	$5,423	$—

6. Allowance for Doubtful Accounts and Notes Receivable

The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

	Balance at Beginning Of Year	Balance Acquired	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2003	$12,036	$—	$(174)	$(5,019)	$6,843
Year ended December 31, 2004	$6,843	$17	$5,948	$(3,371)	$9,437

7. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Lives	December 31,
	in Years	2003	2004
Land	N/A	$911	$911
Buildings and improvements	7-18	3,284	3,159
Leasehold improvements	1-8	6,197	8,283
Vehicles	5-7	2,207	1,958
Machinery and equipment	5-15	29,312	23,723
Computer equipment and software	3-7	41,591	42,097
Furniture and fixtures	5-15	5,793	5,300
		89,295	85,431
Less—Accumulated depreciation		(53,393)	(45,734)
		$35,902	$39,697

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Current Liabilities

Other current liabilities consist of the following (in thousands):

	December 31,
	2003	2004
Unearned revenue	$1,831	$1,720
Accrued contingent consideration	3,416	5,387
Accrued professional fees	5,810	1,144
	$11,057	$8,251

9. Business Combinations

2004 Acquisitions

On April 15, 2004, the Company acquired 100% of the membership interests of KeyPoint Consulting LLC (“KeyPoint”), located in Emeryville and Los Angeles, California. KeyPoint is an economic consulting firm with approximately 26 principals and staff, and a network of academic affiliates. KeyPoint provides economic, financial, and forensic accounting services in matters involving complex litigation and regulation. KeyPoint’s clients include companies, law firms, and government and regulatory agencies. The acquisition of KeyPoint significantly expands the Company’s expertise in new practice areas and helps strategically position the Company for additional growth in its legal consulting area reported in the Healthcare, Regulatory, and Legal Compliance segment. Key Point contributed $5.6 million in revenue in 2004, or approximately 2.9% of total segment revenue, and was moderately accretive to 2004 earnings after consideration of related financing costs and amortization of identified intangibles.

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

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Business Combinations (Continued)

$1.9 million was assigned to non-compete agreements with a useful life of four years. The remaining goodwill of $12.0 million will be tested annually for impairment. Approximately $4.6 million of the goodwill is deductible for tax purposes.

2002 Acquisitions

Effective January 1, 2002, the Company acquired 100% of the outstanding shares of United Information Services, Inc. (“UIS”), located in Iowa, and expanded the Company’s statement processing service offering within the Information Management and Distribution segment, which had existing locations in Arizona and New York. The aggregate consideration paid for UIS consisted of $17.2 million in cash. Also, the former shareholders of UIS are eligible to receive up to an additional $10.0 million in the Company’s common stock and cash if there is no breach in representations and warranties of the acquisition agreement, and certain future revenue, earnings and cash flow targets are achieved over the three year period ended December 31, 2004. The allocation of the purchase price is set forth below (in thousands):

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

Of the $16.2 million of goodwill and other intangibles recorded from the acquisition, $4.0 million was assigned to customer relationships with a useful life of 15 years and approximately $0.4 million was assigned to non-compete agreements with a useful life of 5 years. The remaining goodwill of $11.7 million is tested annually for impairment and is not deductible for tax purposes.

At December 31, 2004, all of the $10.0 million of additional consideration has been recorded as additional goodwill related to this acquisition in accordance with the acquisition agreement.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Business Combinations (Continued)

Goodwill and Intangibles

The changes in the carrying value of goodwill and intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2003	$159,755	$144,816	$304,571
Additional accrued consideration and adjustments	2,252	1,090	3,342
Net balance as of December 31, 2003	162,007	145,906	307,913
Goodwill acquired (excluding contingent consideration)	—	12,067	12,067
Additional accrued consideration and adjustments	5,653	506	6,159
Net balance as of December 31, 2004	$167,660	$158,479	$326,139

Intangibles:

	2003		2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$4,000	$(534)	$4,283	$(1,084)
Non-compete agreements	440	(175)	2,321	(616)
Total	$4,440	$(709)	$6,604	$(1,700)

Aggregate amortization expense related to intangibles for the years ended December 31, 2002, 2003 and 2004 was approximately $0.4 million, $0.4 million and $1.0 million, respectively. Estimated amortization expense for the periods ending December 31, 2005 through December 31, 2016 is presented in the table below.

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2005	$825
2006	825
2007	737
2008	384
2009	267
Thereafter	1,866
Total	$4,904

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Business Combinations (Continued)

At October 31, 2004, the Company performed the annual goodwill impairment test as required by SFAS No. 142. The Company compared the fair values of the reporting units to their carrying values. In determining the fair value of the reporting units, the Company used the Income Approach and the Market Approach. The fair value of all reporting units exceeded their carrying value at October 31, 2004. As such, no impairment for goodwill was recognized.

At December 31, 2004, net aggregate goodwill deductible for tax purposes was approximately $151.5 million.

Due to the fact that the Company is primarily a services company, its business acquisitions typically result in significant amounts of goodwill and other intangibles. Therefore, an impairment charge resulting from goodwill and other intangibles could result in a material adverse impact on the Company’s financial statements during the period incurred.

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

Management’s evaluation of the cumulative earnings of acquired companies through December 31, 2004 indicated that certain acquired companies have met specified earnings targets beyond a reasonable doubt; therefore the Company accrued aggregate additional consideration of approximately $5.8 million during the year ended December 31, 2004. As of December 31, 2004, in connection with the 2002 purchase of UIS, approximately $5.3 million of additional consideration remains accrued which is classified as other current liabilities and is expected to be settled in cash during 2005. In accordance with the agreements, the Company has the option to satisfy the entire $5.3 million (or any part thereof) in common stock with final valuation determined at date of issuance.

As of December 31, 2004, all periods applicable for earnout targets of past acquisitions are completed.

Acquisition Related Receipts/Payments

The Company made net acquisition related payments of $3.0 million in cash during the year ended December 31, 2003 and released 20,268 shares of common stock from escrow at a price of $13.96 per share at March 31, 2003. In addition, the Company received reimbursements of approximately $1.1 million of purchase price related to a past acquisition unrelated to the Company’s restatement, more fully discussed, in Note 3, recorded as a reduction to goodwill, in the Information Management and Distribution segment and made other acquisition related payments of approximately $0.3 million.

During the year ended December 31, 2004, the Company paid net consideration of approximately $3.4 million in cash and 30,324 shares of common stock at an average price of $26.12 per share related to contingent consideration agreements of past acquisitions. Additionally, the Company paid $13.7 million, net of cash acquired, related to the KeyPoint acquisition and the associated transaction costs and $0.3 of additional purchase proceeds related to the purchase agreement of a past acquisition.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Business Combinations (Continued)

Unaudited Pro Forma Financial Data

Pro forma financial information is not presented as neither of the acquisitions in 2002 or 2004 qualifies as a significant subsidiary.

10. Long-term Obligations and Credit Facilities

Long-term Obligations

Long-term obligations consist of the following (in thousands):

	December 31,
	2003	2004
Line of credit, expiring April 2006, interest at prime rate plus applicable margin or LIBOR plus applicable margin (2.38% to 2.42% at December 31, 2003 and 3.92% to 4.17% at December 31, 2004)	$68,000	$82,490
Industrial Revenue Bonds: Variable Rate (1.25% at December 31, 2003 and 2.00% at December 31, 2004) Demand/Fixed Rate Revenue Bonds, Prince George’s County, Maryland; due beginning in 1996 through 2014 secured by an irrevocable letter of credit	1,750	1,650
All other obligations	3,849	3,665
Total	73,599	87,805
Less—Current maturities of long-term obligations	(209)	(258)
Total long-term obligations	$73,390	$87,547

In April 2001, the Company entered into a line of credit with a group of banks led by Bank of America, SunTrust Bank and Wells Fargo Bank, as co-agents (the “2001 Credit Agreement”) and terminated the previous line of credit agreement. At December 31, 2004, under the 2001 Credit Agreement, the Company may borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $290.0 million, subject to certain financial covenants and ratios. Through April 1, 2006, the 2001 Credit Agreement is secured by the stock of the Company’s material subsidiaries, and in the event the Company exceeds a designated leverage ratio, by the assets of the Company and subsidiaries.

At December 31, 2004, the remaining commitment under the 2001 Credit Agreement is $290.0 million and is scheduled to mature as follows (in millions):

Maturity Date	Commitment	Remaining Commitment
April 2, 2005	$52.5	$237.5
April 1, 2006	237.5	—
Total	$290.0

The annual interest rate applicable to borrowings under this facility is, at the Company’s option, (i) grid pricing ranging from 0.0% to 0.5% plus the prime rate based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the credit agreement) or (ii) grid pricing ranging from 1.125% to 2.0% plus LIBOR based on the ratio of funded debt to EBITDA. The 2001 Credit Agreement requires mandatory prepayments in certain circumstances,

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Obligations and Credit Facilities (Continued)

such as asset dispositions. The outstanding principal balance of revolving credit loans is due and payable on April 1, 2006.

At December 31, 2004, the Company has outstanding irrevocable letters of credit totaling approximately $12.3 million. Letters of credit in the amount of approximately $8.0 million serves as security for the Company’s self-insured workmen’s compensation program. A letter of credit in the amount of $2.5 million serves as a guarantee for performance under a contract with New York State Workers Compensation Board. A letter of credit in the amount of approximately $1.8 million serves as guarantee for periodic principal and interest payments related to the Industrial Revenue Bonds.

The weighted average interest rate on long-term obligations during 2003 and 2004 was 4.2% and 3.7%, respectively.

The 2001 Credit Agreement contains certain reporting requirements and financial covenants, including requirements that the Company maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial ratios, and prohibits the payment of cash and similar dividends. These ratios were scheduled to become more restrictive beginning in the quarter ended December 31, 2002 with the leverage ratio declining from 3.0 times to 2.5 times and the fixed charge coverage ratio increasing from 1.25 times to 1.50 times. However, in September 2002, an amendment was approved that extended the fixed cost coverage ratio requirement of 1.25 until January 1, 2004 and will increase to 1.35 at all times thereafter. In addition to the leverage and fixed cost coverage ratios, the Company is subject to minimum net worth requirements. Effective March 26, 2003, an amendment was approved that allows for the reduction to the minimum net worth requirement for up to $30 million of share repurchases. In addition, effective July 30, 2004, an amendment was approved that allows for the reduction to the minimum net worth requirement for an additional $30 million of share repurchases.

As a result of the Company’s internal investigation, more fully described in Note 3 to these consolidated financial statements, the Company was unable to file its September 30, 2004 Quarterly Report on Form 10-Q within the timeframe prescribed by the Securities Exchange Act of 1934. The failure to timely file the September 30, 2004 Quarterly Report on Form 10-Q resulted in a default under the 2001 Credit Agreement. The Company entered into a waiver agreement on November 12, 2004 with the lenders party to the 2001 Credit Agreement. Pursuant to the terms of the waiver agreement, the lenders agreed, among other things, to waive any default under the 2001 Credit Agreement that resulted from potential non-compliance with a designated fixed charge coverage ratio, and our failure to timely file our Quarterly Report on Form 10-Q for the September 30, 2004 quarter. The waiver agreement also provides that during the period that the waiver agreement is in effect, the outstanding principal amount of the loans under the 2001 Credit Agreement may not exceed $112,000,000. The waiver agreement was to expire on March 15, 2005; however, on March 15, 2005, the Company entered into on Extension and Modification of Waiver to Credit Agreement, which extended such waiver through March 23, 2005.

Effective March 23, 2005, the Company entered into an amendment to the 2001 Credit Agreement that allows for the exclusion of certain contingent consideration overpayments to the former owners of the Operating Subsidiary, as described more fully in Note 3 to these consolidated financial statements, from the definition of EBITDA. Pursuant to the terms of the Company’s 2001 Credit Agreement, EBITDA is used in calculating certain leverage and fixed cost coverage ratios. By not having the March 23, 2005 amendment in place, the Company was in a default under the 2001 Credit Agreement due to the Company

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Long-term Obligations and Credit Facilities (Continued)

exceeding the allowable leverage ratio of 2.5 times for the quarters ended June 30, 2004 and September 30, 2004, as a result of the contingent consideration overpayments, previously discussed. As a result, the Company classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet at June 30 and September 30, 2004. Upon entering the March 23, 2005 amendment, the Company cured the default under the 2001 Credit Agreement, as such, reclassifying debt under the Credit Agreement as Long-Term Obligations. Because the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified to Current Maturity on and after April 1, 2005.

As of December 31, 2004 and through March 31, 2005, the Company is in compliance with loan covenants after giving effect to the amendments and waivers described above, which among other things provided for an amended definition of EBITDA. As of December 31, 2004, the availability under the 2001 Credit Agreement was $8.7 million.

In December 2000, in order to mitigate interest rate risk related to the line of credit, the Company entered into an interest rate hedge agreement in the amount of $50.0 million, whereby the Company effectively fixed the interest rate through March 2003 on the amount of the hedge agreement at 5.775%. The interest rate hedge agreement expired on March 31, 2003 and was not replaced. See Note 14, Interest Rate Swap, regarding the interest rate hedge.

Maturities of Long-Term Obligations

As of December 31, 2004, maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2005	$258
2006	86,051
2007	125
2008	164
2009	157
Thereafter	1,050
Total	$87,805

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Lease Commitments

The Company leases various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases, included in long-term obligations, and noncancelable operating leases are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2005	$132	$17,314
2006	114	14,195
2007	26	11,843
2008	14	8,443
2009	8	3,633
Thereafter	—	8,558
Total minimum lease payments	294	$63,986
Less—Amounts representing interest	(13)
Net minimum lease payments	281
Less—Current portion of obligations under capital leases	(124)
Long-term portion of obligations under capital leases	$157

Rent expense for all operating leases for the years ended December 31, 2002, 2003 and 2004 was approximately $23.6 million, $23.7 million, and $24.4 million, respectively.

12. Income Taxes

The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Federal—
Current	$4,124	$5,344	$(644)
Deferred	6,136	5,043	2,280
State—
Current	1,054	931	220
Deferred	1,054	1,414	(23)
	$12,368	$12,732	$1,833

The provision amounts above include approximately $448,000, ($562,000) and ($1,623,000) of income tax expense (benefit) related to discontinued operations in 2002, 2003 and 2004, respectively.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Tax at statutory rate	$11,552	$11,134	$3,478
Add (deduct)—
State income taxes	1,696	1,703	207
Tax credits	(549)	(633)	(358)
Nondeductible expenses	224	421	375
Reduction of estimated income tax accruals	—	—	(1,331)
Other	(555)	107	(538)
	$12,368	$12,732	$1,833

The reduction of estimated income tax accruals relates primarily to the favorable resolution of certain federal and state tax contingencies in 2004.

The components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2003	2004
Deferred income tax liabilities—
Tax over book depreciation and amortization	$(14,583)	$(17,325)
Other, net	(1,278)	(2,202)
Total deferred income tax liabilities	(15,861)	(19,527)
Deferred income tax assets—
Allowance for doubtful accounts	2,940	3,349
Accrued liabilities	3,729	2,671
Other reserves, net	3,511	5,569
Total deferred income tax assets	10,180	11,589
Total net deferred income tax liabilities	$(5,681)	$(7,938)
Current portion of deferred income tax assets	$6,072	$5,272
Long-term deferred income tax liabilities	(11,753)	(13,210)
	$(5,681)	$(7,938)

At December 31, 2004, the Company had approximately $0.2 million of net operating losses and $1.1 million of state tax credits available for carryover to future years. The net operating losses are subject to certain limitations but the Company expects to fully utilize these losses as well as the state tax credit carry forwards.

13. Stockholders’ Equity

Stock-Based Compensation:

In 2002, the Board of Directors and Shareholders of the Company approved the 2002 Long-Term Incentive Plan (the “2002 Plan”), which is described below. The 2002 Plan replaced the 1995 Stock Option Plan, as amended (the “1995 Plan”). Grants outstanding under the 1995 Plan will continue to be subject to the provisions of the 1995 Plan; no additional awards will be granted under the 1995 Plan.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders’ Equity (Continued)

The 2002 Plan authorizes awards of options to purchase common stock and may include incentive stock options (“ISOs”) and/or non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, deferred stock, bonus stock and awards in lieu of cash obligations, dividend equivalents and other stock-based awards. In addition, the Company issued warrants (the “Warrants”) to certain key employees and employees of its subsidiaries. The Company refers to awards under the 2002 Plan and the 1995 Plan collectively as “Awards” and refers to warrants granted from time to time as Warrants.

The Board of Directors has appointed a committee (the “Committee”), which is composed of independent, non-employee directors, to administer the 2002 Plan. Persons eligible to receive awards under the plan include directors, officers and employees of the Company and its subsidiaries, and persons who provide consulting services to the Company deemed by the Committee to be of substantial value to the Company, persons who have been offered employment by the Company or its subsidiaries, and persons employed by an entity that the Committee reasonably expects to become a subsidiary of the Company. Awards granted under the plan may, at the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the Plan or any other plan of the Company, any subsidiary or any business entity to be acquired by the Company or one of its subsidiaries. The Committee determines vesting in awards granted under the plan. Historically, when the Company has issued Warrants, it has been either at the recommendation of the Compensation Committee or the full Board. Each of the 1995 Plan, the 2002 Plan and individual grants of Warrants have been previously approved by the Company’s stockholders.

The total number of shares of common stock that may be subject to outstanding awards shall not exceed 16% of the total number of shares of common stock outstanding at the effective time of such grant (or 650,000, whichever is greater), plus an additional 600,000 shares. The number of shares of common stock that may be issued upon the exercise of ISOs cannot exceed 650,000. To date, the Company has not issued any isos. In addition, during any calendar year, no participant may be granted awards that may be settled by delivery of more than 500,000 shares of common stock, or, in the case of awards that may be settled in cash, by payment of cash that exceeds the fair market value of 500,000 shares of common stock, determined either at the time of grant or at the time of payment, whichever is greater.

During 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance. Subsequent to the grant date, certain forfeitures of restricted stock occurred resulting in a total award of 155,000 shares and total deferred compensation of $2.8 million. The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved. For the twelve months ended December 31, 2003 and 2004, approximately $0.6 million and $0.9 million, respectively, of deferred compensation was amortized to expense related to the 2003 grants of restricted stock.

During 2004, the Company awarded 182,550 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $4.6 million based on the market value of the stock at the date of issuance. Subsequent to the grant date, certain forfeitures of restricted stock occurred resulting in a total award of 177,300 shares and total deferred compensation of $4.5 million. The deferred compensation charge is

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders’ Equity (Continued)

being amortized to expense over the vesting period of the restricted stock. The restricted shares vest on January 10, 2007 and May 26, 2007, with acceleration of the vesting period for certain shares occurring if certain performance targets are achieved. For the twelve months ended December 31, 2004, approximately $1.4 million of deferred compensation was amortized to expense related to the 2004 grants of restricted stock.

At December 31, 2004, there were no outstanding grants of stock appreciation rights, deferred stock, bonus stock and awards in lieu of cash obligations, dividend equivalents or other stock-based awards under the 2002 Plan.

The Company had 2,190,949 Awards and 1,042,094 Warrants outstanding at December 31, 2004. These Awards and Warrants generally have 10-year expirations with certain Awards granted to non-employee directors having 5-year expirations. At December 31, 2003 and 2004, approximately 618,013 and 636,626 shares, respectively, were available for issuance.

	Option and Warrant Awards Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, January 1, 2002	2,940	$28.52
Granted	806	$24.84
Exercised	(5)	$22.23
Forfeited	(139)	$28.45
Balance, December 31, 2002	3,602	$27.71
Granted	249	$17.68
Exercised	(17)	$21.59
Forfeited	(340)	$27.83
Balance, December 31, 2003	3,494	$27.04
Granted	35	$26.51
Exercised	(22)	$22.49
Forfeited	(274)	$30.33
Balance, December 31, 2004	3,233	$26.80
Exercisable, December 31, 2002	1,753	$27.33
Exercisable, December 31, 2003	2,099	$27.59
Exercisable, December 31, 2004	2,581	$27.66

The weighted-average grant-date fair value of option awards granted during 2002, 2003 and 2004 was approximately $7.99, $6.63 and $9.71 per share, respectively.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders’ Equity (Continued)

The following table summarizes information about Option and Warrant Awards granted under the Plans that were outstanding at December 31, 2004:

	Option and Warrant Awards Outstanding			Option and Warrant Awards Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$13.00-23.70	800,481	5.57	$21.23	527,101	$22.10
$23.75-26.38	803,667	5.87	$25.72	469,307	$25.71
$26.40-29.25	642,440	4.30	$27.99	614,865	$28.01
$29.25-30.38	686,475	5.92	$30.38	686,475	$30.38
$31.00-36.19	299,980	5.35	$33.80	283,300	$33.88

Common Stock Repurchase Program

During 2003, the Company activated the $30.0 million stock repurchase program authorized by the Board of Directors in April 2001 and purchased 1,306,979 shares of its common stock at a cost of approximately $20.7 million. During the second quarter of 2004, the Company purchased an additional 361,415 shares of its common stock at a cost of approximately $9.3 million completing the authorized repurchase program. The repurchased shares were recorded in the accompanying balance sheet as a reduction in common stock for the par value of the shares, in additional paid-in-capital in the amount of $20.0 million and in retained earnings in the amount of $10.0 million. These shares were retired and returned to the status of authorized but unissued shares of the Company.

During the third quarter of 2004, the Board of Directors authorized the purchase of an additional $20.0 million of shares from time to time on the open market as conditions warrant. During the third and fourth quarters of 2004, the Company purchased 117,524 shares of its common stock at a cost of approximately $2.6 million. The repurchased shares were recorded in the accompanying balance sheet as a reduction in common stock for the par value of the shares, in additional paid-in-capital in the amount of $1.5 million and in retained earnings in the amount of $1.1 million. These shares were retired and returned to the status of authorized but unissued shares of the Company.

Net Income (Loss) Per Share

Basic and diluted net income per share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Basic weighted average common shares outstanding	17,334	16,452	15,893
Weighted average options, warrants, and restricted stock	59	98	310
Other contingent consideration	216	15	14
Diluted weighted average common shares outstanding	17,609	16,565	16,217

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders’ Equity (Continued)

At December 31, 2002, 2003 and 2004 approximately 3,579,000, 2,569,000 and 2,997,000 respectively, of common shares were not included in the diluted earnings per share calculation because they were anti-dilutive. These common shares may be dilutive in future earnings per share calculations.

14. Interest Rate Swap

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

15. Employee Benefit Plans

The Company maintains a defined contribution plan (the “401(k) plan”) that covers the Company’s employees and the employees of the majority of its subsidiaries. The employees must be at least 21 years of age and are eligible for the plan on the first of the month following 90 days of service. The Company also maintains a non-qualified plan (“Rabbi Trust”) that permits eligible officers and certain highly compensated employees to defer a portion of their compensation. Contributions to both the 401(k) plan and the non-qualified compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee’s compensation. The Company may make contributions to either or both plans at the discretion of the Board of Directors. The Company incurred costs of $0.3 million and a reduction to expense of $0.3 million related to the 401(k) plan for the years ended December 31, 2002 and 2003, respectively. No costs were incurred related to the 401(k) plan fur the year ended December 31, 2004. The Company incurred costs of $0.2 million, $0.1 million and $0.3 million related to the non-qualified compensation plan for the years ended December 31, 2002, 2003 and 2004, respectively. The total value of the Rabbi Trust at December 31, 2004 was approximately $8.9 million and was included in the Company’s consolidated balance sheet as Other Noncurrent Assets with a corresponding balance in Other Long-Term Obligations. The Company offers no post-employment or post-retirement benefits.

Certain of the operating companies have separate qualified defined contribution employee benefit plans (the “Plans”), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred related to the Plans was approximately $0.1 million in each of the years ended December 31, 2002, 2003 and 2004.

16. Related Party Transactions

Leasing Transactions

Certain operating companies lease their operating facilities from selling parties who remained as employees. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 2002, 2003 and 2004 was approximately $1.6 million, $1.6 million and $1.2 million, respectively. None of these arrangements are with any of the Company’s directors or executive officers.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies

Litigation

The Company is, from time to time, a party to litigation arising in the normal course of business. The following is a description of the most significant legal matters that the Company is involved in. In the event of an adverse outcome in one or more of the legal proceedings our business, financial condition, results of operations or cash flows could be materially adversely affected.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The Actions are purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 7, 2003, and October 26, 2004 or October 27, 2004, depending on the Action, and seek unspecified damages. The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division and these actions have been consolidated and a motion is pending to consolidate each of the actions into a single action styled Richard Bassin v. Sourcecorp, Inc., et al.

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

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

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

Contract-related Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services by a specified deadline. The Company believes that the ultimate liability, if any, incurred under these contract provisions will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Commitments and Contingencies (Continued)

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

18. Subsequent Events

Discontinued Operations

During the first quarter of 2005, the Company formally committed to a plan of divestiture for a non-strategic asset group related to its litigation service operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods. During 2004, the operation contributed approximately $3.7 million of revenue and loss before income taxes of approximately $0.3 million. The Company has concluded the asset group meets the requirements for discontinued operations accounting treatment as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” subsequent to December 31, 2004. As such, the results associated with this litigation service operation will be accounted for as discontinued operations beginning in the first quarter of 2005.

19. Segment Reporting

The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company’s reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the reportable segments measured before the inclusion of the expense related to the contingent consideration overpayments discussed in Note 3. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies.

The identified segments are as follows:

Information Management and Distribution.   This segment offers Business Process Outsourcing (“BPO”) solutions that help its customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. This segment’s BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on the Company’s Web-based repository, and preparing statements that customers mail or present electronically to their end users. In 2004, Information Management and Distribution represented 50.5% of revenue. During 2004, revenue in the Information Management and Distribution segment consisted of approximately $174.1 million of recurring revenue and approximately $20.4 million of project revenue.

Healthcare, Regulatory, and Legal Compliance.   This segment offers specialized knowledge-based processing and consulting services that include medical records release services, record management

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segment Reporting (Continued)

services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, and professional economic research and litigation services. In 2004, Healthcare, Regulatory, and Legal Compliance represented 49.5% of revenue. During 2004, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $113.4 million of project revenue and approximately $77.4 million of recurring revenue.

The Company measures segment profit as income from continuing operations before taxes. Information on the segments follows (in thousands):

	Year Ended December 31, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Discontinued Operations	Consolidated
Revenue	$194,483	$190,820	$—	$385,303
Depreciation and amortization	9,967	3,783	—	13,750
Operating income (loss)	(4,296)	22,891	—	18,595
Interest expense	1,646	1,595	—	3,241
Income (loss) from continuing operations before income taxes	(6,015)	20,012	—	13,997
Total assets	247,478	221,937	—	469,415

	Year Ended December 31, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Discontinued Operations	Consolidated
Revenue	$187,236	$190,923	$—	$378,159
Depreciation and amortization	8,717	4,327	—	13,044
Operating income	8,762	28,057	—	36,819
Interest expense	1,749	1,740	—	3,489
Income from continuing operations before income taxes	7,088	26,130	—	33,218
Total assets	236,873	201,005	14,658	452,536

	Year Ended December 31, 2002
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Discontinued Operations	Consolidated
Revenue	$187,326	$191,218	$—	$378,544
Depreciation and amortization	7,952	4,904	—	12,856
Operating income	10,488	27,840	—	38,328
Interest expense	3,062	3,026	—	6,088
Income from continuing operations before income taxes	7,908	23,920	—	31,828
Total assets	240,977	197,316	19,049	457,342

During the year ended December 31, 2004, the Company realigned certain operations in order to leverage management expertise, reduce costs, maximize profitability and better align these operations with other operating units of similar core competencies. The realignment resulted in certain operations being

SOURCECORP, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segment Reporting (Continued)

transferred from the Information Management and Distribution reportable segment to the Healthcare, Regulatory, and Legal Compliance reportable segment. The Company has reclassified prior period amounts to be consistent with the current year segment reporting.

During the years ended December 31, 2002, 2003 and 2004, capital expenditures were approximately $7.8 million, $13.6 million and $13.8 million, respectively, in the Information Management and Distribution segment and approximately $2.7 million, $2.8 million and $3.3 million, respectively, in the Healthcare, Regulatory, and Legal Compliance segment.

20. Quarterly Information (Unaudited)

	SOURCECORP, Incorporated
	2003 Quarter Ended				2004 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
	Restated	Restated	Restated	Restated	Restated	Restated
Total revenue	$97,357	$91,256	$91,728	$97,818	$96,876	$97,947	$97,674	$92,806
Gross profit	37,430	33,810	35,994	36,171	36,514	36,770	34,452	32,855
Income (loss) from continuing operations before income taxes	12,179	9,053	4,044	7,942	4,253	11,098	(2,221)	867
Income (loss) from continuing operations	7,306	5,430	2,425	4,763	2,552	6,659	(416)	1,741
Net income (loss)	7,490	5,083	2,307	4,201	2,065	4,846	(677)	1,865
Net income (loss) per common share—
Basic
Continuing Operations	$0.43	$0.33	$0.15	$0.29	$0.16	$0.42	$(0.02)	$0.11
Total Operations	$0.44	$0.31	$0.14	$0.26	$0.13	$0.30	$(0.04)	$0.12
Diluted
Continuing Operations	$0.42	$0.33	$0.15	$0.29	$0.16	$0.41	$(0.02)	$0.11
Total Operations	$0.43	$0.31	$0.14	$0.26	$0.13	$0.30	$(0.04)	$0.12
Weighted average common shares outstanding—
Basic	17,205	16,319	16,188	16,094	16,096	16,014	15,781	15,681
Diluted	17,226	16,381	16,355	16,298	16,448	16,374	15,781	15,965

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.        Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e. Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis, and that information required to be disclosed in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Because of the inherent limitations of disclosure controls, including the possibility of collusion or improper management override of controls, no matter how comprehensive or well designed such controls are, management may not in all cases be alerted to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls

In light of the events giving rise to the Company’s restatement, more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the consolidated financial statements, the Company’s Chief Executive Officer and Chief Financial Officer have made changes in internal control over financial reporting in order to address the causes of the restatement.

The Company’s investigation of the circumstances giving rise to the accounting errors that were corrected in the restatement identified the following issues, which collectively were a material weakness in our internal control over financial reporting that were found to have existed through September 30, 2004:

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

The Company took the following actions to correct the underlying material weaknesses giving rise to the restatement:

•       Terminated certain individuals involved in overriding the internal controls at the Operating Subsidiary and replace them with new management.

•       Performed a review and made improvements to the production and revenue accounting systems affecting our revenue accounting and customer invoicing at the Operating Subsidiary.

•       Further segregated internal control responsibilities of the Operating Subsidiary through the centralization of accounting related functions into the Company’s corporate accounting department.

•       Established additional monitoring controls and procedures regarding compliance with the Company’s customer arrangements.

•       Increased Internal Audit’s company-wide testing of internal controls related to customer invoicing and revenue recognition to help ensure the internal controls are operating as designed.

•       Performed additional contract review procedures as an interim step to adding a company-wide contract compliance function.

The changes to internal control over financial reporting described above were either implemented in the fourth quarter of 2004, or in the case of the addition of a company-wide contract compliance function, is in the process of being implemented. In addition, during the fourth quarter, the Company augmented its documentation of certain policies, procedures and processes and modified certain process level controls. Except as described above, there has been no significant change in our internal control over financial reporting during the fourth quarter which materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in this Annual Report on Form 10-K (i) a report from our management regarding the Company’s internal controls over financial reporting, which report is required to include, among other things, an assessment and statement as to the effectiveness of our internal controls over financial reporting as of December 31, 2004 and (ii) an attestation report of our independent registered public accounting firm on management’s assessment of such internal controls.

On November 30, 2004, the SEC issued an exemptive order (SEC Release No. 50754) which provides a 45-day extension for the filing of the management report and the related attestation report by eligible companies. We have elected to rely on this 45-day extension, and therefore, this Annual Report on Form 10-K does not include such reports. We intend to include such reports in an amendment to this Annual Report on Form 10-K in accordance with the SEC’s exemptive order.

During 2004, we spent considerable time and internal and external resources analyzing, documenting and testing our system of internal controls over financing reporting and have substantially completed our internal evaluation.

There can be no assurance, however, that one or more material weaknesses in our internal controls over financial reporting will not be identified during the 45-day extension period, that management will be able to assert that our internal controls over financial reporting are effective as of December 31, 2004 or that our independent registered public accounting firm will be able to attest that management’s report is fairly stated or express an unqualified opinion on the effectiveness of our internal controls. If such weaknesses are identified or if our independent registered public accounting firm does not render an unqualified attestation, it could result in a loss of investor confidence in our financial reports, adversely affect our stock price and/or subject us to sanctions or investigation by regulatory authorities.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information called for by Item 10 will be set forth under the captions “Election of Directors” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and which is incorporated herein by this reference.

ITEM 11.         Executive Compensation

Information called for by Item 11 will be set forth under the caption “Executive Compensation” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and which is incorporated herein by this reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Item 12 will be set forth under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”, respectively, in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and which is incorporated herein by this reference.

ITEM 13.         Certain Relationships and Related Transactions

Information called for by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and which is incorporated herein by this reference.

ITEM 14.         Principal Accounting Fees and Services

Information called for by Item 14 will be set forth under the caption “Independent Accountants” in our 2005 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2004, and which is incorporated herein by this reference.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Report:

(a)(1)   Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 43.

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
10.3

Form of Indemnification Agreement between Registrant and each director (Incorporated by reference to Exhibit 10.8 to Company’s Registration Statement on Form S-1 (Registration No. 33-98608) effective January 12, 1996)

10.4

Agreement between New York State Workers’ Compensation Board and QCSInet Acquisition Corp., dated January 21, 1998 (Incorporated by reference to Exhibit 10.38 to the Company’s Form 8-K filed on March 20, 1998)

10.5	Warrant No. 6 issued to Mary D. Baker, dated October 27, 1998 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.6	Warrant No. 7 issued to Sharon Kelly, dated October 27, 1998 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.7	Warrant No. 8 issued to C. Stuart Haworth, dated October 27, 1998 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.8	Warrant No. 9 issued to Janet Thornton, dated October 27, 1998. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.9	Warrant No. 10 issued to Stephen D. Swartz, dated October 27, 1998. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)

10.10	Warrant No. 11 issued to Hossein Borhani, dated October 27, 1998. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.11	Warrant No. 12 issued to George Desloge, dated October 27, 1998. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.12	Warrant No. 13 issued to Paul White, dated October 27, 1998. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.13	Warrant No. 14 issued to Kaye Hall, dated October 27, 1998. (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.14*	Warrant No. 16 issued to Ronald Zazworsky, dated May 19, 1999. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.15*	Warrant No. 17 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.16	Warrant No. 18 issued to Margot T. Lebenberg, dated May 19, 1999. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.17*	Warrant No. 21 issued to Thomas C. Walker, dated May 19, 1999. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.18*	Warrant No. 22 issued to Ed H. Bowman, Jr., dated May 19, 1999. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.19*	Special Warrant No. 24 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.20	Warrant No. 25 issued to Jeffrey T. Pelcher, dated January 12, 2000. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.21	Warrant No. 26 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.22	Warrant No. 27 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.23	Warrant No. 28 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.24	Warrant No. 29 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.25	Warrant No. 30 issued to Margot T. Lebenberg, dated March 16, 2000. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)

10.26*	Warrant No. 31 issued to Ronald Zazworsky, dated March 16, 2000. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.27	Warrant No. 32 issued to Timothy J. Barker, dated March 16, 2000. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.28*	Warrant No. 33 issued to Joe A. Rose, dated March 16, 2000. (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.29	Warrant No. 34 issued to Joy Karns, dated February 25, 2000. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.30	Warrant No. 36 issued to Suzette Estaban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.31	Warrant No. 37 issued to Francis Esteban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.32	Warrant No. 38 issued to Ruben Luna, dated February 25, 2000. (Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.33	Warrant No. 39 issued to Maria Olvera, dated February 25, 2000. (Incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.34	Warrant No. 40 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.35	Warrant No. 41 issued to David Byerley, dated March 16, 2000. (Incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.36	Warrant No. 44 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.37	Warrant No. 45 issued to Gene Marzano, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.38	Warrant No. 46 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.39	Warrant No. 47 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.40	Warrant No. 48 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.26 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.41	Warrant No. 49 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)

10.42	Warrant No. 50 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.43	Warrant No. 51 issued to Michael Wickman, dated March 16, 2000. (Incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.44	Warrant No. 52 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.30 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.45	Warrant No. 53 issued to Leo Cooper, dated March 16, 2000. (Incorporated by reference to Exhibit 4.31 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.46	Warrant No. 54 issued to C. Stuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.32 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.47*	Warrant No. W057 issued to Thomas C. Walker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.48*	Warrant No. W058 issued to Ed H. Bowman, Jr., dated January 24, 2001. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.49*	Warrant No. W059 issued to Joe A. Rose, dated January 24, 2001. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.50*	Warrant No. W060 issued to Barry L. Edwards, dated January 24, 2001. (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.51*	Warrant No. W061 issued to Charles S. Gilbert, dated January 24, 2001. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.52*	Warrant No. W062 issued to Michael S. Rupe, dated January 24, 2001. (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.53*	Warrant No. W063 issued to Ronald Zazworsky, dated January 24, 2001. (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.54	Warrant No. W064 issued to Gary Patton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.55	Warrant No. W065 issued to David Byerley, dated January 24, 2001. (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.56	Warrant No. W066 issued to Mary Baker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.57	Warrant No. W067 issued to Hossein Borhani, dated January 24, 2001. (Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)

10.58	Warrant No. W068 issued to Charles Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.59	Warrant No. W069 issued to Joan Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.60	Warrant No. W070 issued to Stuart Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.61	Warrant No. W071 issued to Sharon Kelly, dated January 24, 2001. (Incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.62	Warrant No. W072 issued to Sam Kimelman, dated January 24, 2001. (Incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.63	Warrant No. W073 issued to Steve Swartz, dated January 24, 2001. (Incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.64	Warrant No. W074 issued to Janet Thornton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.65	Warrant No. W075 issued to Paul White, dated January 24, 2001. (Incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.66	Warrant No. W076 issued to Holly Barnett, dated January 24, 2001. (Incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.67	Warrant No. W077 issued to Dennis Reinhold, dated January 24, 2001. (Incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.68	Warrant No. W078 issued to E. Leo Cooper, dated January 24, 2001. (Incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.69*	Warrant No. W079 issued to Kerry D. Walbridge, dated March 22, 2001. (Incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.70*

Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.70 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.71*

Employment Agreement, entered into on December 22, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado (Incorporated by reference to Exhibit 10.71 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.72*

Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.72 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.73*

Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.73 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.74*

Amended and Restated Employment Agreement, entered into on December 19, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and W. Bryan Hill (Incorporated by reference to Exhibit 10.74 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.75*	Intentionally Left Blank
10.76*

Amended and Restated Employment Agreement, entered into on January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.76 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.77*

Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.77 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.78*

Amended and Restated Employment Agreement, effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.78 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.79*	Consulting Agreement between F.Y.I. Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.65 of the Company’s Form 10-K filed on March 23, 2000)
10.80*

Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.8 on the Company’s Form 10-Q filed May 15, 2002)

10.81*

Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.2 on the Company’s Form 10-Q filed May 15, 2002)

10.82*

Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 on the Company’s Form 10-Q filed May 15, 2002)

10.83*

First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 14, 2002)

10.84*

Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.4 on the Company’s Form 10-Q filed May 15, 2002)

10.85*

First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed August 14, 2002)

10.86*

Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed May 15, 2002)

10.87*

Employment Agreement, dated as of February 7, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe (Incorporated by reference to Exhibit 10.78 on the Company’s Form 10-K filed March 31, 2003)

10.88*

Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ronald Zazworsky (Incorporated by reference to Exhibit 10.90 on the Company’s Form 10-Q filed August 14, 2001)

10.89*

First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.6 on the Company’s Form 10-Q filed May 15, 2002)

10.90*

Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.7 on the Company’s Form 10-Q filed May 15, 2002)

10.91*

First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 on the Company’s Form 10-Q filed August 14, 2002)

10.92

Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2001)

10.93

First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.92 on the Company’s Form 10-Q filed August 14, 2001)

10.94

Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2002)

10.95

Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2003)

10.96

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company’s Form 10-K filed March 31, 2003)

10.97

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company’s Form 10-K filed March 31, 2003)

10.98

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.88 to the Company’s Form 10-K filed March 31, 2003)

10.99

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of First Union National Bank (Incorporated by reference to Exhibit 10.89 to the Company’s Form 10-K filed March 31, 2003)

10.100

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.90 to the Company’s Form 10-K filed March 31, 2003)

10.101

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank formerly known as The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.91 to the Company’s Form 10-K filed March 31, 2003)

10.102

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.92 to the Company’s Form 10-K filed March 31, 2003)

10.103

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.93 to the Company’s Form 10-K filed March 31, 2003)

10.104

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank Texas, National Association (Incorporated by reference to Exhibit 10.94 to the Company’s Form 10-K filed March 31, 2003)

10.105

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank One, NA (Incorporated by reference to Exhibit 10.95 to the Company’s Form 10-K filed March 31, 2003)

10.106

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.96 to the Company’s Form 10-K filed March 31, 2003)

10.107

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed May 13, 2003)

10.108

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 13, 2003)

10.109

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank One, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 13, 2003)

10.110

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed May 13, 2003)

10.111

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed May 13, 2003)

10.112

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Suntrust Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed May 13, 2003)

10.113

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed May 13, 2003).

10.114

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed May 13, 2003)

10.115

Extension Agreement, effective December 4, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Hibernia National Bank (Incorporated by reference to Exhibit 10.115 to the Registrant’s 2003 Annual Report on Form 10–K filed March 12, 2004)

10.116

Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.3 on the Company’s Form 10-Q filed November 14, 2001)

10.117

Master Guaranty Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 on the Company’s Form 10-Q filed November 14, 2001)

10.118	Pledge Agreement, dated April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 on the Company’s Form 10-Q filed November 14, 2001)
10.119

Master Pledge Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 on the Company’s Form 10-Q filed November 14, 2001)

10.120

Assignment Agreement dated October 24, 2003 by and between Wachovia Bank, National Association and Hibernia National Bank accepted by Bank of America, N.A. and consented to by SOURCECORP, Incorporated. (Incorporated by reference to Exhibit 10.120 to the Registrant’s 2003 Annual Report on Form 10–K filed March 12, 2004)

10.121

Fourth Amendment to Credit Agreement, effective as of July 30, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A. and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)**

10.122

Waiver to Credit Agreement, effective as of November 12, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A., as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 17, 2004).

10.123

Extension and Modification of Waiver to Credit Agreement, effective March 15, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 16, 2005)

10.124

Fifth Amendment and Waiver to Credit Agreement executed to be effective as of March 23, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 25, 2005)**

10.125

ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.7 on the Company’s Form 10-Q filed November 14, 2001)

10.126

Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.8 on the Company’s Form 10-Q filed November 14, 2001)

10.127*	F.Y.I. Incorporated Nonqualified Retirement Plan, Amended and Restated as of January 1, 2000 (Incorporated by reference to Exhibit 10.87 on the Company’s Form 10 -K filed April 1, 2002)
10.128*	Description of Non-Qualified Retirement Plan Match
10.129*	2005 Executive Officer and Director Compensation Summary
10.130*	Consulting Agreement Amended Addendum, entered into effective as of October 1, 2004, between SOURCECORP, Incorporated and David Lowenstein.
21	List of subsidiaries of SOURCECORP, Incorporated
23.1	Consent of Deloitte & Touche LLP
24	Power of Attorney (included with the signature page hereof)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act

*                    Compensatory plan or arrangement.

**             Schedules and similar attachments are omitted in accordance with Item 601(b)(2) of Regulation S-K and a brief description of such omitted schedules and similar attachments is included in the agreement. The Company undertakes to provide the Commission with a copy of any such omitted supplemental schedule or similar attachment upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCECORP, INCORPORATED
	By:	/s/ ED H. BOWMAN, JR.,
Ed H. Bowman, Jr., President and Chief Executive Officer
Date: March 31, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED
/s/ THOMAS C. WALKER	Chairman of the Board and Chief Development Officer
Thomas C. Walker
/s/ ED H. BOWMAN, JR.	Director, President and Chief Executive Officer
Ed H. Bowman, Jr.	(Principal Executive Officer)
/s/ DAVID LOWENSTEIN	Director and Founder
David Lowenstein
/s/ BARRY L. EDWARDS	Executive Vice President and Chief Financial Officer
Barry L. Edwards	(Principal Financial Officer)
/s/ G. MICHAEL BELLENGHI	Director
G. Michael Bellenghi
/s/ MICHAEL J. BRADLEY	Director
Michael J. Bradley
/s/ DONALD F. MOOREHEAD, JR.	Director
Donald F. Moorehead, Jr.
/s/ HON. EDWARD M. ROWELL	Director
Hon. Edward M. Rowell