Form 10-K/A
period 2004-12-31
SOURCECORP INC
filed 2005-04-29
CIK 936931

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

EXPLANATORY NOTE

Parts and Items Amended

We hereby amend Part II, Item 9A.  “Controls and Procedures,” and Part IV, Item 15.  “Exhibits and Financial Statement Schedules” of our annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.  Pursuant to an exemptive order issued November 30, 2004 by the Securities and Exchange Commission (SEC Release No. 34-50754), our management report on internal control over financial reporting, including our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004,  and the attestation report of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, on management’s assessment of the Company’s internal control over financial reporting were not included in that report.  This Form 10-K/A includes management’s report and the independent registered public accounting firm’s attestation report and other information, as required, and amends and restates the related Item 9A of this Form 10-K/A.

PART II

ITEM 9A.     CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e., Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis, and that information required to be disclosed in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them timely to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Because of the inherent limitations of disclosure controls, including the possibility of collusion or improper management override of controls, no matter how comprehensive or well designed such controls are, management may not in all cases be alerted to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

 (b) Management’s report on internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of SOURCECORP Incorporated:

The management of SOURCECORP Incorporated and subsidiaries (“SOURCECORP”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  SOURCECORP’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of disclosure controls, including the possibility of collusion or improper management override of controls, no matter how comprehensive or well designed such controls are, management may not in all cases be alerted to material information relating to the company (including its consolidated subsidiaries) required to be including in the Company’s periodic SEC filings.  Management excluded from their assessment the internal control over financial reporting at KeyPoint Consulting LLC, which was acquired on April 15, 2004.

SOURCECORP’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

SOURCECORP’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting, which is included herein.

SOURCECORP Incorporated

Dallas, Texas

April 27, 2005

/s/ Ed H. Bowman, Jr.	/s/ Barry L. Edwards

Ed H. Bowman, Jr.	Barry L. Edwards
Chief Executive Officer	Chief Financial Officer

(c) Attestation report of independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SOURCECORP, Incorporated

                We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that SOURCECORP, Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in “Management’s Report on Internal Control Over Financial Reporting”, management excluded from their assessment the internal control over financial reporting at KeyPoint Consulting LLC, which was acquired on April 15, 2004 and whose financial statements reflect total assets and revenues constituting 3.6 and 1.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.  Accordingly, our audit did not include the internal control over financial reporting at KeyPoint Consulting LLC.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

                A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

                Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 of the Company and our report dated March 31, 2005 expressed an unqualified opinion on those financial statements.

/s/	DELOITTE & TOUCHE LLP

Dallas, Texas

April 29, 2005

(d) Changes in internal controls

During October 2004, the Company, with the oversight and approval of the Audit Committee of its Board of Directors, initiated an investigation of the financial results of one of its operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary.  As a result, the consolidated financial statements for the years ended December 31, 2001, 2002, and 2003 were restated from the amounts previously reported, as more fully described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the consolidated financial statements filed in the Company’s 2004 Form 10-K filed on March 31, 2005.  In light of the events giving rise to the Company’s restatement, the Company’s Chief Executive Officer and Chief Financial Officer have made changes in internal control over financial reporting in order to address the causes of the restatement.

The Company’s investigation of the circumstances giving rise to the accounting errors that were corrected in the restatement identified the following issues, which collectively were a material weakness in the Company’s internal control over financial reporting that were found to have existed through September 30, 2004:

•      Certain employees of the Operating Subsidiary responsible for the internal control processes at the Operating Subsidiary either colluded with or coerced individuals to override the internal controls related to the following processes:

•                  Billing and revenue recognition.

•                  Contractual compliance.

•                  Change management controls over the IT environment, specifically with regard to software programs designed to calculate customer invoicing and amounts recorded as revenue.

•        Monitoring of non-system generated journal entries of the Operating Subsidiary that were recorded by those individuals who were involved in the activities mentioned above.

•      Employees responsible for the Operating Subsidiary’s accounting processes reported through the Operating Subsidiary’s operational management who were involved in the activities mentioned above.

•      The Operating Subsidiary operated and maintained its general ledger system separately from the Company’s corporate general ledger system.

•      Certain local management of the Operating Subsidiary responsible for the Operating Subsidiary’s internal control processes failed to fully implement the Company’s ethics hotline designed for reporting unethical or illegal activities.

The Company took the following actions at the Operating Subsidiary to remediate the underlying material weakness resulting in the restatement:

•       Terminated individuals involved in overriding the internal controls at the Operating Subsidiary and replaced them with new management.

•      Assisted the Operating Subsidiary’s new management in communicating and implementing the Company’s ethics hotline designed for reporting unethical or illegal activities.

•       Performed a review and made improvements to the controls related to the production and revenue accounting systems affecting the Operating Subsidiary’s revenue accounting and customer invoicing.

•      Developed and implemented control procedures at the Operating Subsidiary designed to help ensure contract compliance as follows:

•                 Disseminated contractual terms to line managers including production and billing requirements.

•                 Established procedures to monitor line managers compliance with contract requirements,

•                 Performed control procedures designed to monitor billing contract conformity.

•      Improved internal control procedures for processing and monitoring certain accounting related functions (including journal entry processing) of the Operating Subsidiary through consolidating these functions into the Company’s corporate accounting department.

•      Converted the Operating Subsidiary’s general ledger system to the Company’s corporate general ledger system.

In addition to the corrective actions implemented at the Operating Subsidiary described above, the Company took the following company-wide actions to reinforce its internal control over financial reporting:

•      Increased Internal Audit’s company-wide testing of internal controls related to customer invoicing and revenue recognition.

•      Introduced a company-wide quarterly certification process requiring operation’s management to certify to contractual compliance during respective reporting periods.

•      Implemented dedicated accounting and information technology teams responsible for identifying control deficiencies and implementing corrective action company-wide.

•      Formed a compliance/enterprise risk management committee chartered to analyze corporate-wide risks and oversee corrective action plans.  The committee consists of certain corporate level officers including the Company’s Chief Executive Officer, Chief Financial Officer, Chief Legal Counsel, Chief Accounting Officer, Chief Information Officer, Vice President of Human Resources, and Vice President of Internal Audit.  This committee’s responsibilities augment existing control procedures over financial reporting.

The changes to internal control over financial reporting described above were implemented in the fourth quarter of 2004. The Company believes these actions corrected the material weakness in the Company’s internal control over financial reporting that existed at September 30, 2004.  In addition, during the fourth quarter, the Company augmented its documentation of certain policies, procedures and processes and modified certain process level controls. Except as described above, there has been no significant change in our internal control over financial reporting during the fourth quarter which materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)              The following Exhibits are filed as part of this Report as required by Item 601 of Regulation S-K.  The Exhibits designated by asterisks are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

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

10.5	Warrant No. 6 issued to Mary D. Baker, dated October 27, 1998 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.6	Warrant No. 7 issued to Sharon Kelly, dated October 27, 1998 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.7	Warrant No. 8 issued to C. Stuart Haworth, dated October 27, 1998 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.8	Warrant No. 9 issued to Janet Thornton, dated October 27, 1998 (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.9	Warrant No. 10 issued to Stephen D. Swartz, dated October 27, 1998 (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.10	Warrant No. 11 issued to Hossein Borhani, dated October 27, 1998 (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.11	Warrant No. 12 issued to George Desloge, dated October 27, 1998 (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.12	Warrant No. 13 issued to Paul White, dated October 27, 1998 (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)

10.13	Warrant No. 14 issued to Kaye Hall, dated October 27, 1998 (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on December 29, 1998)
10.14*	Warrant No. 16 issued to Ronald Zazworsky, dated May 19, 1999 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.15*	Warrant No. 17 issued to Joe A. Rose, dated May 19, 1999 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.16	Warrant No. 18 issued to Margot T. Lebenberg, dated May 19, 1999 (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.17*	Warrant No. 21 issued to Thomas C. Walker, dated May 19, 1999 (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.18*	Warrant No. 22 issued to Ed H. Bowman, Jr., dated May 19, 1999 (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.19*	Special Warrant No. 24 issued to Joe A. Rose, dated May 19, 1999 (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on September 17, 1999)
10.20	Warrant No. 25 issued to Jeffrey T. Pelcher, dated January 12, 2000 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.21	Warrant No. 26 issued to Barrie Robertson, dated February 25, 2000 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.22	Warrant No. 27 issued to Barrie Robertson, dated February 25, 2000 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.23	Warrant No. 28 issued to James Helm, dated February 25, 2000 (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.24	Warrant No. 29 issued to James Helm, dated February 25, 2000 (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.25	Warrant No. 30 issued to Margot T. Lebenberg, dated March 16, 2000 (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.26*	Warrant No. 31 issued to Ronald Zazworsky, dated March 16, 2000 (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.27	Warrant No. 32 issued to Timothy J. Barker, dated March 16, 2000 (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.28*	Warrant No. 33 issued to Joe A. Rose, dated March 16, 2000 (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.29	Warrant No. 34 issued to Joy Karns, dated February 25, 2000 (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.30	Warrant No. 36 issued to Suzette Estaban, dated February 25, 2000 (Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.31	Warrant No. 37 issued to Francis Esteban, dated February 25, 2000 (Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.32	Warrant No. 38 issued to Ruben Luna, dated February 25, 2000 (Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.33	Warrant No. 39 issued to Maria Olvera, dated February 25, 2000 (Incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.34	Warrant No. 40 issued to C. Stuart Haworth, dated March 16, 2000 (Incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)

10.35	Warrant No. 41 issued to David Byerley, dated March 16, 2000 (Incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.36	Warrant No. 44 issued to David Delgado, dated March 16, 2000 (Incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.37	Warrant No. 45 issued to Gene Marzano, dated March 16, 2000 (Incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.38	Warrant No. 46 issued to Joan G. Haworth, dated March 16, 2000 (Incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.39	Warrant No. 47 issued to Charles T. Haworth, dated March 16, 2000 (Incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.40	Warrant No. 48 issued to David Delgado, dated March 16, 2000 (Incorporated by reference to Exhibit 4.26 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.41	Warrant No. 49 issued to Joan G. Haworth, dated March 16, 2000 (Incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.42	Warrant No. 50 issued to Charles T. Haworth, dated March 16, 2000 (Incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.43	Warrant No. 51 issued to Michael Wickman, dated March 16, 2000 (Incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.44	Warrant No. 52 issued to David Delgado, dated March 16, 2000 (Incorporated by reference to Exhibit 4.30 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.45	Warrant No. 53 issued to Leo Cooper, dated March 16, 2000 (Incorporated by reference to Exhibit 4.31 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.46	Warrant No. 54 issued to C. Stuart Haworth, dated March 16, 2000 (Incorporated by reference to Exhibit 4.32 to the Registrant’s Registration Statement on Form S-8 filed on April 25, 2000)
10.47*	Warrant No. W057 issued to Thomas C. Walker, dated January 24, 2001 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.48*	Warrant No. W058 issued to Ed H. Bowman, Jr., dated January 24, 2001 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.49*	Warrant No. W059 issued to Joe A. Rose, dated January 24, 2001 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.50*	Warrant No. W060 issued to Barry L. Edwards, dated January 24, 2001 (Incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.51*	Warrant No. W061 issued to Charles S. Gilbert, dated January 24, 2001 (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.52*	Warrant No. W062 issued to Michael S. Rupe, dated January 24, 2001 (Incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.53*	Warrant No. W063 issued to Ronald Zazworsky, dated January 24, 2001 (Incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.54	Warrant No. W064 issued to Gary Patton, dated January 24, 2001 (Incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.55	Warrant No. W065 issued to David Byerley, dated January 24, 2001 (Incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.56	Warrant No. W066 issued to Mary Baker, dated January 24, 2001 (Incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)

10.57	Warrant No. W067 issued to Hossein Borhani, dated January 24, 2001 (Incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.58	Warrant No. W068 issued to Charles Haworth, dated January 24, 2001 (Incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.59	Warrant No. W069 issued to Joan Haworth, dated January 24, 2001 (Incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.60	Warrant No. W070 issued to Stuart Haworth, dated January 24, 2001 (Incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.61	Warrant No. W071 issued to Sharon Kelly, dated January 24, 2001 (Incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.62	Warrant No. W072 issued to Sam Kimelman, dated January 24, 2001 (Incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.63	Warrant No. W073 issued to Steve Swartz, dated January 24, 2001 (Incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.64	Warrant No. W074 issued to Janet Thornton, dated January 24, 2001 (Incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.65	Warrant No. W075 issued to Paul White, dated January 24, 2001 (Incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.66	Warrant No. W076 issued to Holly Barnett, dated January 24, 2001 (Incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.67	Warrant No. W077 issued to Dennis Reinhold, dated January 24, 2001 (Incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.68	Warrant No. W078 issued to E. Leo Cooper, dated January 24, 2001 (Incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
10.69*	Warrant No. W079 issued to Kerry D. Walbridge, dated March 22, 2001 (Incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form S-8 filed on May 11, 2001)
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

10.75	Intentionally Left Blank

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

10.79*	Consulting Agreement between F.Y.I. Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.65 of the Company’s 1999 Form 10-K filed on March 23, 2000)
10.80*

Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.8 on the Company’s Form 10-Q filed May 15, 2002)

10.81*

Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.2 on the Company’s Form 10-Q filed May 15, 2002)

10.82*

Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 on the Company’s Form 10-Q filed May 15, 2002)

10.83*

First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed August 14, 2002)

10.84*

Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.4 on the Company’s Form 10-Q filed May 15, 2002)

10.85*

First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed August 14, 2002)

10.86*

Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed May 15, 2002)

10.87*

Employment Agreement, dated as of February 7, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe (Incorporated by reference to Exhibit 10.78 on the Company’s 2002 Form 10-K filed March 31, 2003)

10.88*

Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ronald Zazworsky (Incorporated by reference to Exhibit 10.90 on the Company’s Form 10-Q filed August 14, 2001)

10.89*

First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.6 on the Company’s Form 10-Q filed May 15, 2002)

10.90*

Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.7 on the Company’s Form 10-Q filed May 15, 2002)

10.91*

First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 on the Company’s Form 10-Q filed August 14, 2002)

10.92

Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2001)

10.93

First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.92 on the Company’s Form 10-Q filed August 14, 2001)

10.94

Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company’s Form 10-Q filed November 14, 2002)

10.95

Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed May 13, 2003)

10.96

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.97

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.98

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.88 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.99

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of First Union National Bank (Incorporated by reference to Exhibit 10.89 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.100

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.90 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.101

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank formerly known as The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.91 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.102

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.92 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.103

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.93 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.104

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank Texas, National Association (Incorporated by reference to Exhibit 10.94 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.105

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank One, NA (Incorporated by reference to Exhibit 10.95 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.106

Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.96 to the Company’s 2002 Form 10-K filed March 31, 2003)

10.107

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed May 13, 2003)

10.108

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed May 13, 2003)

10.109

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of Bank One, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed May 13, 2003)

10.110

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-Q filed May 13, 2003)

10.111

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed May 13, 2003)

10.112

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of Suntrust Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q filed May 13, 2003)

10.113

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed May 13, 2003)

10.114

Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-Q filed May 13, 2003)

10.115

Extension Agreement, effective December 4, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Banc of America Securities LLC, executed on behalf of Hibernia National Bank (Incorporated by reference to Exhibit 10.115 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.116

Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.3 on the Company’s Form 10-Q filed November 14, 2001)

10.117

Master Guaranty Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 on the Company’s Form 10-Q filed November 14, 2001)

10.118	Pledge Agreement, dated April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 on the Company’s Form 10-Q filed November 14, 2001)
10.119

Master Pledge Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 on the Company’s Form 10-Q filed November 14, 2001)

10.120

Assignment Agreement dated October 24, 2003 by and between Wachovia Bank, National Association and Hibernia National Bank accepted by Bank of America, N.A. and consented to by SOURCECORP, Incorporated (Incorporated by reference to Exhibit 10.120 to the Registrant’s 2003 Annual Report on Form 10-K filed March 12, 2004)

10.121

Fourth Amendment to Credit Agreement, effective as of July 30, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A. and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2004)**

10.122

Waiver to Credit Agreement, effective as of November 12, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A., as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 17, 2004)

10.123

Extension and Modification of Waiver to Credit Agreement, effective March 15, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 16, 2005)

10.124

Fifth Amendment and Waiver to Credit Agreement executed to be effective as of March 23, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 25, 2005)**

10.125

ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank (Incorporated by reference to Exhibit 10.7 on the Company’s Form 10-Q filed November 14, 2001)

10.126

Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank (Incorporated by reference to Exhibit 10.8 on the Company’s Form 10-Q filed November 14, 2001)

10.127*	F.Y.I. Incorporated Nonqualified Retirement Plan, Amended and Restated as of January 1, 2000 (Incorporated by reference to Exhibit 10.87 on the Company’s Form 10 -K filed April 1, 2002)
10.128*	Description of Non-Qualified Retirement Plan Match (Incorporated by reference to Exhibit 10.128 on the Company’s 2004 Form 10-K filed March 31, 2005)
10.129*	2005 Executive Officer and Director Compensation Summary (Incorporated by reference to Exhibit 10.129 on the Company’s 2004 Form 10-K filed March 31, 2005)
10.130*

Consulting Agreement Amended Addendum, entered into effective as of October 1, 2004, between SOURCECORP, Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.130 on the Company’s 2004 Form 10-K filed March 31, 2005)

21	List of subsidiaries of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 21 on the Company’s 2004 Form 10-K filed March 31, 2005)
23.1	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 23.1 on the Company’s 2004 Form 10-K filed March 31, 2005)
23.2†	Consent of Deloitte & Touche LLP
24	Power of Attorney (Incorporated by reference to Exhibit 24 on the Company’s 2004 Form 10-K filed March 31, 2005)

31.1†	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2†	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act (Previously included as Exhibit 32.1 on the Company’s 2004 Form 10-K filed March 31, 2005)
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act (Previously included as Exhibit 32.2 on the Company’s 2004 Form 10-K filed March 31, 2005)

†                     Filed herewith.

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

SOURCECORP, INCORPORATED

	By:	/s/ ED H. BOWMAN, JR.,
Ed H. Bowman, Jr.,
President and Chief Executive Officer
Dated: April 29, 2005

SIGNATURE	CAPACITY IN WHICH SIGNED	DATE

/s/ THOMAS C. WALKER*	Chairman of the Board and Chief Development Officer	April 29, 2005
Thomas C. Walker

/s/ ED H. BOWMAN, JR.*	Director, President and Chief Executive Officer	April 29, 2005
Ed H. Bowman, Jr.	(Principal Executive Officer)

/s/ DAVID LOWENSTEIN*	Director and Founder	April 29, 2005
David Lowenstein

/s/ BARRY L. EDWARDS*	Executive Vice President and Chief Financial Officer	April 29, 2005
Barry L. Edwards	(Principal Financial Officer)

/s/ G. MICHAEL BELLENGHI*	Director	April 29, 2005
G. Michael Bellenghi

/s/ MICHAEL J. BRADLEY*	Director	April 29, 2005
Michael J. Bradley

/s/ DONALD F. MOOREHEAD, JR.*	Director	April 29, 2005
Donald F. Moorehead, Jr.

/s/ HON. EDWARD M. ROWELL*	Director	April 29, 2005
Hon. Edward M. Rowell

By:	/s/ ED H. BOWMAN, JR., Attorney-in-Fact	April 29, 2005
Ed H. Bowman, Jr.