Form 10-Q
period 2005-03-31
SOURCECORP INC
filed 2005-05-12
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, 15,670,116 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

		December 31, 2004	March 31, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$3,722	$244
Accounts and notes receivable, less allowance for doubtful accounts of $9,331 and $8,800, respectively		65,315	73,885
Inventories		875	1,064
Deferred income taxes		5,272	5,785
Income tax receivable		5,077	—
Prepaid expenses and other current assets		6,142	7,285
Assets of discontinued operations		842	—
Total current assets		87,245	88,263
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $45,166 and $48,409, respectively		39,603	41,866
GOODWILL		326,139	325,185
INTANGIBLES, net of amortization of $1,700 and $1,906, respectively		4,904	4,698
OTHER NONCURRENT ASSETS		11,524	11,225
Total assets		$469,415	$471,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities		$52,549	$44,954
Current maturities of long-term obligations		258	234
Income tax payable		—	1,371
Liabilities of discontinued operations		326	—
Total current liabilities		53,133	46,559
LONG-TERM OBLIGATIONS, net of current maturities		87,547	94,225
DEFERRED INCOME TAXES		13,210	11,823
LONG-TERM CUSTOMER LIABILITY		4,147	1,305
DEFERRED REVENUE		8,010	6,721
OTHER LONG-TERM OBLIGATIONS		10,947	10,418
Total liabilities		176,994	171,051
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding		—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 15,703,586 and 15,706,786 shares issued and 15,666,916 and 15,670,116 shares outstanding at December 31, 2004 and March 31, 2005, respectively		157	157
Additional paid-in-capital		193,925	193,925
Retained earnings		103,136	110,270
		297,218	304,352
Less—	Treasury stock, at cost, 36,670 shares	(501)	(501)
Less—	Deferred compensation	(4,296)	(3,665)
Total stockholders’ equity		292,421	300,186
Total liabilities and stockholders’ equity		$469,415	$471,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
REVENUE	$95,816	$105,932
COST OF SERVICES EXCLUSIVE OF DEPRECIATION	56,393	58,536
DEPRECIATION	3,200	3,423
Gross profit	36,223	43,973
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,068	30,221
AMORTIZATION	89	206
Operating income	5,066	13,546
OTHER (INCOME) EXPENSE:
Interest expense	660	1,211
Interest income	(4)	(45)
Other (income) expense, net	119	315
Income from continuing operations before income taxes	4,291	12,065
PROVISION FOR INCOME TAXES	1,716	4,710
INCOME FROM CONTINUING OPERATIONS	2,575	7,355
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(510)	(221)
NET INCOME	$2,065	$7,134
NET INCOME PER COMMON SHARE
BASIC
Continuing Operations	$0.16	$0.47
Discontinued Operations	(0.03)	(0.01)
Total	$0.13	$0.46
DILUTED
Continuing Operations	$0.16	$0.46
Discontinued Operations	(0.03)	(0.01)
Total	$0.13	$0.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,096	15,670
DILUTED	16,448	15,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2004	2005
	(Undaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$2,575	$7,355
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,289	3,629
Deferred income tax provision (benefit)	1,424	(1,900)
Compensation expense on restricted stock grants	528	631
Loss on sale of property, plant and equipment	—	15
Change in operating assets and liabilities:
Accounts and notes receivable	(2,523)	(8,303)
Inventories, prepaid expenses and other assets	(498)	(1,441)
Accounts payable and accrued liabilities	(4,650)	(4,435)
Net cash provided by (used in) operating activities from continuing operations	145	(4,449)
Net cash provided by (used in) operating activities from discontinued operations	565	(171)
Net cash provided by (used in) operating activities	710	(4,620)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from divestitures	—	224
Purchase of property, plant and equipment	(3,307)	(5,705)
Proceeds from disposition of property, plant and equipment	9	3
Cash paid for acquisitions, net of cash acquired	(400)	(34)
Net cash used in investing activities from continuing operations	(3,698)	(5,512)
Net cash used in investing activities from discontinued operations	(100)	—
Net cash used in investing activities	(3,798)	(5,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	94	—
Proceeds from long-term obligations	92,745	52,975
Principal payments on long-term obligations	(87,693)	(46,321)
Net cash provided by financing activities from continuing operations	5,146	6,654

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,058	(3,478)
CASH AND CASH EQUIVALENTS, beginning of period	2,097	3,722
CASH AND CASH EQUIVALENTS, end of period	$4,155	$244
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$53	$11
Interest	$629	$1,209
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$151	$—
Restricted stock grant (132,000 and 0 shares, respectively)	$3,454	$—
Common stock accrued related to business acquisitions (9,623 and 0 shares, respectively)	$261	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include the accounts of SOURCECORP, Incorporated and subsidiaries (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on March 31, 2005.

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at March 31, 2005, and results of operations and cash flows for the three months ended March 31, 2005 and 2004 have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

2. Reserves and Other Loss Contingencies

Self-Insurance Liabilities and Reserves.  The Company is self-insured for workmen’s compensation liabilities and a significant portion of its employee medical costs. The Company accounts for its self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs. The Company’s exposure under the stop-loss policies for workmen’s compensation and medical costs is limited based on fixed dollar amounts.  For workman’s compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence.  For medical costs, the fixed dollar amount of stop-loss coverage is $100,000 per covered participant for the fiscal plan year, with a lifetime limit of liability per covered participant of $1,900,000.  The Company’s current stop-loss policy for medical costs is to expire on June 30, 2005.  The Company is currently in negotiations to renew or replace the current stop-loss policy upon its expiration.

Accrual balances related to workmen’s compensation and medical costs, included in accured liabilities in the Condensed Consolidated Balance Sheets, are as follows (in thousands):

	December 31, 2004	March 31, 2005
Workmen’s Compensation	$2,407	$2,226
Employee Medical Insurance	2,229	2,323
Total	$4,636	$4,549

Other Loss Contingencies.  The Company records liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.  Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. The Company’s loss contingencies consist primarily of estimates related to the probable outcome of pending litigation.  See Note 7.

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

The Board of Directors has appointed a committee (the “Committee”), which is composed of independent, non-employee directors, to administer the 2002 Plan. Persons eligible to receive awards under the plan include directors, officers, employees of the Company and its subsidiaries, and persons who provide consulting services to the Company deemed by the Committee, or the Board as a whole, to be of substantial value to the Company, persons who have been offered employment by the Company or its subsidiaries, and persons employed by an entity that the Committee reasonably expects to become a subsidiary of the Company. Awards granted under the 2002 Plan may, at the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2002 Plan or any other plan of the Company, any subsidiary or any business entity to be acquired by the Company or one of its subsidiaries. The Committee determines vesting in awards granted under the 2002 Plan.

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

	Three Months Ended March 31,
	2004	2005
Net income as reported	$2,065	$7,134
Add: Deferred compensation expense included in reported net income, net of related tax effect	332	385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(908)	(768)
Proforma net income	$1,489	$6,751

Earnings per share:
Reported basic earnings per share	$0.13	$0.46
Proforma basic earnings per share	$0.09	$0.43

Reported diluted earnings per share	$0.13	$0.45
Proforma diluted earnings per share	$0.09	$0.42

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,
	2004	2005
Weighted-average risk-free interest rate	3.1%	0.0%
Weighted-average dividend yield	0.0%	0.0%
Weighted-average volatility	41.4%	0.0%
Weighted-average expected life	4.0 years	0.0 years

On December 18, 2004, the Compensation Committee of the Board of Directors approved, and the Board of Directors ratified, the acceleration of the vesting of certain options and warrants (specifically options and warrants issued in 2002 or earlier, and only those options and warrants that by their terms would not vest before June 30, 2005), provided that the holders were employed by the Company as of December 31, 2004. The action was taken as a method to provide a further incentive to option holders to maximize shareholder value without creating an immediate windfall (as substantially all of such options and warrants had exercise prices above $30 per share). In taking such action, the Compensation Committee and the Board were mindful that the accounting treatment of stock options and warrants was anticipated to change in the second half of 2005 (which date has changed to the first quarter of 2006), requiring the expensing of unvested stock options and warrants. As such, the Compensation Committee and the Board were mindful that accelerating the vesting of such options and warrants would avoid an expense in future periods that did not provide any direct associated benefit to individuals and that could otherwise negatively impact the Company’s reported results in future periods. This action resulted in the acceleration of vesting of 364,100 stock options and warrants at a weighted-average strike price of $30.38 during the fourth quarter of 2004. Although this action established a new measurement date for the stock options and warrants under the intrinsic value method, there was no compensation expense associated with the vesting acceleration as the strike price related to the accelerated stock options and warrants was above the fair market value of the Company’s common stock on December 17, 2004.  As a result of the acceleration, additional expense of approximately $2.1 million, net of tax, was included in the pro-forma disclosure during the three months ended December 31, 2004 related to the acceleration.

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

Deferred compensation amortized to expense, included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, related to the restricted stock grants discussed above is as follows (in thousands):

	Three months ended March 31,
	2004	2005
May 2003 grant	$252	$238
January 2004 grant	276	276
May 2004 grant	—	117
Total	$528	$631

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

During the third quarter of 2004, the Board of Directors authorized the purchase of an additional $20.0 million of shares from time to time in the open market as conditions warrant.  During the three months ended September 30, 2004, the Company purchased 34,800 shares of common stock at a cost of approximately $0.8 million.  During the three months ended December 31, 2004, the Company purchased 82,724 shares of common stock at a cost of approximately $1.8 million.

The repurchased shares were recorded in the balance sheet as a reduction to common stock, additional paid-in-capital, and retained earnings.  These shares have been retired and returned to the status of authorized but unissued shares of the Company.

No additional shares were purchased during the three months ended March 31, 2005.

Net Income Per Share

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Basic weighted average common shares	16,096	15,670
Weighted average options, warrants and restricted stock	328	293
Other contingent consideration	24	—
Diluted weighted average common shares	16,448	15,963

At March 31, 2004 and 2005, approximately 1.8 million and 3.0 million, respectively, of common shares were not included in the diluted earnings per share calculation because they were anti-dilutive.  These common shares may be dilutive in future earnings per share calculations.

4. Discontinued Operations

2005 Divestiture

During the first quarter of 2005, the Company formally committed to a plan of divestiture for a non-strategic asset group related to its litigation service operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods.  During 2004, the operation contributed approximately $3.7 million of revenue and loss before income taxes of approximately $0.3 million.  The Company has concluded the asset group meets the requirements for discontinued operations accounting treatment as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” during the quarter ended March 31, 2005.  As such, the operating assets and liabilities of this operation are presented in the condensed consolidated balance sheet as Assets and Liabilities of Discontinued Operations and the results associated with this operation are presented in the condensed consolidated statement of operations as Income (Loss) from Discontinued Operations, net of tax.

During the first quarter of 2005, the Company completed the sale of this non strategic asset group, resulting in the recognition of a pre-tax loss of approximately $0.2 million.  In connection with this transaction, the Company received approximately $0.2 million of cash proceeds and a promissory note of approximately $0.1 million.

Summarized selected financial information for the 2005 divestiture discussed above is as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
REVENUE	$1,060	$260
COST OF SERVICES	748	194
DEPRECIATION	21	6
Gross profit	291	60
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	329	191
Operating loss	(38)	(131)
OTHER (INCOME) EXPENSE:
Loss on sale of asset group	—	168
Loss from discontinued operations before income taxes	(38)	(299)
PROVISION (BENEFIT) FOR INCOME TAXES	(15)	(117)
LOSS FROM DISCONTINUED OPERATIONS	$(23)	$(182)

The assets and liabilities of the discontinued operation are stated separately on the Condensed Consolidated Balance Sheets.  The major asset and liability categories are as follows (in thousands):

December 31, 2004
(Unaudited)
ASSETS OF DISCONTINUED OPERATION
CURRENT ASSETS:
Accounts and notes receivable, net of allowance for doubtful accounts	$731
Prepaid expenses and other current assets	17
Total current assets	748
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	94
Total assets of discontinued operation	$842
LIABILITIES OF DISCONTINUED OPERATION
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$326
Total liabilities of discontinued operation	$326

2004 Divestitures

During the first quarter of 2004, the Company completed a strategic evaluation of its operations based on certain criteria, such as strategic and financial fit, and future growth prospects. As a result, on May 6, 2004, the Company formally committed to a plan of divestiture for certain non-strategic asset groups related to its Direct Mail operations reported in the Information Management and Distribution segment in prior periods, and two medical records management operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods. The Direct Mail operations and the two medical records management operations are accounted for as discontinued operations. As such, the results associated with these operations are presented in the consolidated statement of operations as Income (Loss) from Discontinued Operations, net of tax.

During the second quarter of 2004, the Company completed the sale of one of the medical records management operations, which resulted in approximately $0.7 million of cash proceeds and a pre-tax gain on disposal of approximately $0.5 million. Additionally, the Company recognized a pre-tax loss on disposal related to the Direct Mail operations of approximately $2.2 million.

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

Summarized selected financial information for the 2004 divestitures discussed above is as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
	(Unaudited)
REVENUE	$8,589	$7
COST OF SERVICES	6,400	49
DEPRECIATION	401	—
Gross profit	1,788	(42)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,611	4
Operating loss	(823)	(46)
OTHER (INCOME) EXPENSE:
Interest and other expense (income), net	(11)	—
Loss on sale of asset group	—	17
Loss from discontinued operations before income taxes	(812)	(63)
PROVISION (BENEFIT) FOR INCOME TAXES	(325)	(24)
LOSS FROM DISCONTINUED OPERATIONS	$(487)	$(39)

5. Business Combinations

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2005	$167,660	$158,479	$326,139
Adjusment related to past acquisition	(935)	—	(935)
Finalize purchas price allocation	—	(19)	(19)
Net balance as of March 31, 2005	$166,725	$158,460	$325,185

Intangibles:

	December 31, 2004		March 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$4,283	$(1,084)	$4,283	$(1,150)
Non-compete agreements	2,321	(616)	2,321	(756)
Total	$6,604	$(1,700)	$6,604	$(1,906)

Aggregate amortization expense related to intangibles for the three months ended March 31, 2004 and 2005 was approximately $0.1 million and $0.2 million, respectively.  Estimated amortization expense for the periods ending December 31, 2005 through December 31, 2016 is presented in the table below.

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

Management’s evaluation of the cumulative earnings of acquired companies through December 31, 2004 indicated that an acquired company has met specified earnings targets beyond a reasonable doubt.  There were no changes to management’s evaluation during the three months ended March 31, 2005;  therefore, approximately $5.3 million of additional consideration remains accrued and is expected to be settled in cash during 2005.  The accrued additional consideration is included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2005, all periods applicable for earnout targets of past acquisitions are completed.

Other Accrued Consideration

During the three months ended March 31, 2005, no additional purchase proceeds were accrued.

6. Segment Reporting

The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and

Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company’s reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the reportable segments.  The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

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

Healthcare, Regulatory and Legal Compliance.  This segment offers specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care compliance reviews, class action claims administration sevices, and professional economic research and litigation services.

The Company measures segment profit as income from continuing operations before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2005
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$56,295	$49,637	$105,932
Income from continuing operations before income taxes	5,816	6,249	12,065

	THREE MONTHS ENDED MARCH 31, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$48,027	$47,789	$95,816
Income (loss) from continuing operations before income taxes	(1,629)	5,920	4,291

7. Litigation

The Company is, from time to time, a party to litigation. The following is a description of the most significant legal matters that the Company is involved in.  In the event of an adverse outcome in one or more of the legal proceedings our business, financial condition, results of operations or cash flows could be materially adversely affected.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The Actions are purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 7, 2003, and October 26, 2004 or October 27, 2004, depending on the Action, and seek unspecified damages.  The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division and these actions have been consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigation, and a lead plaintiff has been appointed.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “Purported Derivative Action”). The Purported Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon. All of these claims are asserted derivatively on behalf of the Company and seek unspecified damages against those individuals.  Further, the

Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the “Demand Letter”) based on the same set of facts as the Purported Derivative Action.  The Demand Letter requests the Board to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the Board of Directors to evaluate the claims made in the Purported Derivative Action and the Demand Letter.

Digital Imaging Systems

On August 5, 2004, Digital Imaging Systems, Inc. filed suit against the Company in the United States District Court-Southern District of New York alleging, among other things, that a portion of the Company’s process for scanning and indexing images violates one of Digital Imaging Systems’ patents.  The Company has tendered this matter to one of its software/hardware vendors for indemnification, which such vendor has undertaken subject to pre-existing contractual conditions.  The suit demands unspecified damages.

Various ROI Copy Charge Matters

From time to time, various subsidiaries of the Company that perform release of information (“ROI”) services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs’ reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. The Company is currently a party to several such suits in various stages of development.  One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charges more for providing copies of medical records than is permitted under Pennsylvania law.  The complaint does not specify the amount of damages sought.  Plaintiff's counsel had at one time alleged damages were as high as $7 million without providing any real support for this amount; however, the Company believes that it will ultimately prevail in this matter, or if any liability is found, that the amount of damages, if any, would be substantially less than such alleged amount.  In September 2004, the court entered its order certifying a class in this matter and both the plaintiffs and the defendants have filed motions for summary judgment.

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

8. Long-Term Customer Liability and Deferred Revenue

During October 2004, the Company, with the oversight and approval of the Audit Committee of its Board of Directors, initiated an investigation of the financial results of one of its operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary.  The overpayments and over accruals of contingent consideration amounts had been originally recognized as additional goodwill of the acquired business.

As described in the Company’s critical accounting policies, revenue is recognizable when each of the following conditions is met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured. The investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary. As a result, the revenue previously recognized that did not meet all the mentioned revenue recognition conditions was reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue.

During the first quarter of 2005, the Company entered into an agreement with one of its customers impacted by the facts relating to the subject of the internal investigation.  As a result of the agreement, during the first quarter of 2005, the Company recognized remediation revenue of $4.1 million related to revenue reversals; however, such revenue did not contribute to the Company’s operating cash flow in the current year.

Additionally, during the first quarter of 2005, agreements from other customers impacted by the facts relating to the subject of the internal investigation were received and the customer agreed to apply certain balances, classified as long-term customer liability and/or deferred revenue, against current trade accounts receivable the Company has outstanding from such customers.  The net amount applied against trade accounts receivable during the first quarter of 2005 was approximately $0.6 million.

The balances classified as Long-Term Customer Liability and Deferred Revenue related to customers impacted by the facts relating to the subject of the internal investigation are as follows (in thousands):

	December 31, 2004	March 31, 2005
Long-Term Customer Liability	$4,147	$1,305
Deferred Revenue	8,010	6,155
Total	$12,157	$7,460

The remaining balances at March 31, 2005, will be recognized when finalized and in accordance with agreements negotiated and finalized with each applicable customer.

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

Since the IPO and through March 31, 2005, we have acquired 66 companies and divested 22 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

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

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups.  The asset groups to be divested included our Direct Mail operations, previously reported in our Information Management and Distribution segment, and two medical records management operations that were reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups incurred losses, net of tax, of $0.8 million for the full year ended December 31, 2003.  During the quarter ended June 30, 2004, we completed the sale of one of the medical records management operations.  The divestiture of the other medical records management operation and the Direct Mail operations were completed during the quarter ended September 30, 2004.  See Note 4, Discontinued Operations, of Notes to Condensed Consolidated Financial Statements, for a more detailed discussion.

During the first quarter of 2005, we completed the sale of an asset group that provides computer application software and services to the public sector.  This asset group was related to our litigation services operations and was previously reported in our Healthcare, Regulatory and Legal Compliance segment.  This asset group incurred losses, net of tax, of $0.2 million for the full year ended December 31, 2004.  See Note 4, Discontinued Operations, of Notes to Condensed Consolidated Financial Statements, for a more detailed discussion.

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

In addition, the condensed consolidated financial statements included in Item 1 “Financial Statements”, should be read in conjunction with our consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the reportable segments. The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of critical accounting policies.

The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users.  We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government.  For the three months ended March 31, 2004 and 2005, revenue in the Information Management and Distribution segment consisted of approximately $43.1 million and $47.9 million of recurring revenue, respectively, and $4.9 million and $8.4 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, professional economic research and litigation services, and tax benefit services. For the three months ended March 31, 2004 and 2005, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $18.2 million and $18.7 million of recurring revenue, respectively, and $29.6 million and $30.9 million of project revenue, respectively.

Internal Investigation

During October 2004, the Company, with the oversight and approval of the Audit Committee of our Board of Directors, initiated an investigation of the financial results of one of our operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary.  The overpayments and over accruals of contingent consideration amounts had been originally recognized as additional goodwill of the acquired business.

As described in our critical accounting policies, revenue is recognizable when each of the following conditions is met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured. Our investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary. As a result, the revenue previously recognized that did not meet all the mentioned revenue recognition conditions was reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue.

During the first quarter of 2005, we entered into an agreement with one of our customers impacted by the facts relating to the subject of our internal investigation.  As a result of the agreement, during the first quarter of 2005, we recognized remediation revenue of $4.1 million related to revenue reversals; however, such revenue did not contribute to the Company’s operating cash flow in the current year.  We expect to recognize additional remediation revenue of approximately $3.0 million during the second quarter of 2005.  Although the exact timing is indeterminable, additional remediation revenue may be recognized in future periods in accordance with agreements negotiated and finalized with each applicable customer.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

	Three Months Ended March 31,
	2004		2005
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$95,816	100.0%	$105,932	100.0%
Gross Profit	36,223	37.8%	43,973	41.5%
SG&A	31,068	32.4%	30,221	28.5%
Operating income	5,066	5.3%	13,546	12.8%
Income from continuing operations before income taxes	4,291	4.5%	12,065	11.4%
Income from continuing operations	2,575	2.7%	7,355	6.9%

Revenue

Our operations generated revenues of $105.9 million for the three months ended March 31, 2005, an increase of 10.6% compared to the same period in 2004.  During the second quarter of 2004, we acquired KeyPoint Consulting, LLC (“KeyPoint”) as a part of our Healthcare, Regulatory and Legal Compliance segment.  KeyPoint contributed approximately $1.9 million to the revenue increase.  In addition, as previously discussed, during the first quarter of 2005, we recognized remediation revenue of $4.1 million related to revenue reversals in previous years.  After considering the positive revenue variance related to the KeyPoint acquisition and the remediation revenue, our remaining operations achieved revenue growth of 4.4% during the first quarter of 2005.  This revenue growth resulted primarily from strong volumes in our information management service offering and in our project oriented class action claims administration service offering that contributed approximately $4.4 million and $2.1 million, respectively.  Including the KeyPoint acquisition, project revenue accounted for $39.3 million or 37.1% of revenue in the current year quarter compared to $34.5 million or 36.1% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenues within our Information Management and Distribution segment increased 17.2% from $48.0 million for the three months ended March 31, 2004, to $56.3 million for the three months ended March 31, 2005.  The increase in segment revenues were primarily the result of: (i) 2004 new business wins converted to revenue during 2005 contributing approximately $4.6 million, particularly in our healthcare payer, federal and state government and mortgage vertical markets, and (ii) the previously discussed remediation revenues of $4.1 million related to revenue reversals in previous years.  Revenues in the statement processing service offering were slightly down when compared to the prior year quarter.

Revenues within our Healthcare, Regulatory and Legal Compliance segment increased 3.9% from $47.8 million for the three months ended March 31, 2004, to $49.6 million for the three months ended March 31, 2005. The acquisition of KeyPoint contributed approximately $1.9 million to the increase.  Also contributing to the revenue increase were higher volumes of small to medium size projects (i.e. projects with less than $500k of total revenue) in our class action claims administration service offering, which increased approximately $2.1 million or 24%.  Offsetting increases in segment revenues were lower revenues of approximately $2.0 million in our healthserve service offerings principally due to lower demand for medical record coding staffing services and customer attrition within our medical records release services.

Gross profit

Gross profit increased 21.4% from $36.2 million, or 37.8% of revenue, for the three months ended March 31, 2004, to $44.0 million, or 41.5% of revenue, for the three months ended March 31, 2005.  Gross margin increased 370 basis points primarily due to: (i) the previously discussed remediation revenues of $4.1 million contributing 230 basis points, and (ii) lower production personnel cost as a percentage of revenue contributing 170 basis points.  Gross margin improvement resulting from personnel costs occurred in our information management service offering due to productivity and quality initiatives which included:  introduction of Lean/Six Sigma quality initiatives, implementation of high speed scanning technology to replace labor intensive low speed scanners, implementation of pay for performance compensation strategies, and increased utilization of offshore labor.

Selling, general and administrative expenses

SG&A decreased 2.7% from $31.1 million, or 32.4% of revenue, for the three months ended March 31, 2004, to $30.2 million, or 28.5% of revenue, for the three months ended March 31, 2005. The decrease in SG&A expense relates primarily to lower legal expense in the current year quarter.  During the first quarter of 2004, we experienced $4.9 million of higher legal expense primarily due to the settlement of a significant legal matter within our Information Management and Distribution segment.  Lower current year legal expense was partially offset by the following items: (i) $1.3 million of investigation costs incurred during the current year quarter, (ii) $0.6 million of incremental SG&A related to the Keypoint acquisition which was acquired during the second quarter of 2004, and (iii) $2.5 million of higher personnel related cost.  We have experienced higher personnel related costs as a result of the following: (i) investment in management and sales resources within our class action claims administration service offering, (ii) investment in technology and sales resources within our information management service offering, and (iii) higher incentive compensation related to recent new business win successes and improved year over year performance.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased from $4.3 million for the three months ended March 31, 2004 to $12.1 million for the three months ended March 31, 2005.  The increase was due to the factors impacting gross profit and SG&A discussed above.  Offsetting the positive factors was higher interest expense in the current year quarter of approximately $0.6 million due to higher average debt balances and a higher interest rate environment.  Each 100 basis point increase in interest rates results in incremental interest expense of approximately $0.8 million at current debt levels.

Provision for income taxes

During the first quarter of 2005, our effective tax rate decreased to 39% from the 40% tax rate in effect during 2003 and in effect during 2004 prior to tax benefits received from the favorable resolution of certain open tax issues and favorable resolution of certain strategic tax positions.  The reduction in effective rate is due to acquisitions, divestures and changes in business mix between various taxing jurisdictions.  We expect the lower effective tax rate of 39% to be sustainable throughout 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had $41.7 million of working capital, including $0.2 million of cash.  Working capital at December 31, 2004 was $34.1 million, including $3.7 million of cash.  For the first three months of 2005, net cash used in operating activities from continuing operations was $4.4 million compared to cash provided by operating activities from continuing operations of $0.1 million for the same period in 2004.  Key factors contributing to the net cash used by operating activities from continuing operations consist of: (i) increased accounts receivable balances related to slower collections of approximately $1.6 million and higher revenue in the current quarter, (ii) changes in compensation related accruals of approximately $4.0 million due to annual incentive compensation payments during the quarter and the timing of payroll fundings at the end of the current quarter, (iii) utilization of customer deposits of approximately $2.2 million related primarily to current projects within our class action claims administration service offering and (iv) approximately $0.6 million of net payments related to the previously discussed internal investigation completed during the current year quarter.

Although working capital fluctuations had a significant impact on operating cash flow during the current year quarter, based on our current expectations of full year operating results and expectations regarding improvements in accounts receivable collections, we expect to achieve an operating cash flow level for 2005 within a range of $35 million to $50 million.

Days sales outstanding decreased two business days during the quarter to 43 business days at March 31, 2005, compared to 45 business days at December 31, 2004.  Excluding the positive effects of the remediation revenue recognized during the quarter, days sales outstanding at March 31, 2005, were 45 business days.

For the three months ended March 31, 2005, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $5.7 million, partially offset by divestiture proceeds of $0.2 million, related to the divestiture of a non-strategic asset group related to our litigation services operations.  Some future quarters will include additional settlements of contingent consideration on past acquisitions.  Management’s evaluation of the cumulative earnings of acquired companies through December 31, 2004 indicated that an acquired company has met specified earnings targets beyond a reasonable doubt.  Therefore, approximately $5.3 million of additional consideration remains accrued which is classified as other current liabilities and is expected to be settled in cash during 2005.

Net cash provided by financing activities from continuing operations was $6.7 million for the three months ended March 31, 2005.  Borrowings from our line of credit of $53.0 million were partially offset by payments on our line of credit of $46.3 million.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

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

At March 31, 2005, the remaining commitment under the 2001 Credit Agreement is $290.0 million and is scheduled to mature as follows (in millions):

Maturity Date	Commitment	Remaining Commitment
April 2, 2005	$52.5	$237.5
April 1, 2006	237.5
Total	$290.0

As of March 31, 2005, we are in compliance with loan covenants after giving effect to the amendments and waivers discussed below, which among other things provided for an amended definition of EBITDA.  As of March 31, 2005, the availability under the 2001 Credit Agreement was approximately $24.5 million.

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

As a result of our internal investigation, described above in “Internal Investigation”, we were unable to file our September 30, 2004 Quarterly Report on Form 10-Q within the timeframe prescribed by the Securities Exchange Act of 1934.  The failure to timely file the September 30, 2004 Quarterly Report on Form 10-Q resulted in a default under the 2001 Credit Agreement.  We entered into a waiver agreement on November 12, 2004 with the lenders party to the 2001 Credit Agreement.  Pursuant to the terms of the waiver agreement, the lenders agreed, among other things, to waive any default under the 2001 Credit Agreement that resulted from potential non-compliance with a designated fixed charge coverage ratio, and our failure to timely file our Quarterly Report on Form 10-Q for the September 30, 2004 quarter.  The waiver agreement also provides that during the period that the waiver agreement is in effect, the outstanding principal amount of the loans under the 2001 Credit Agreement may not exceed $112,000,000. The waiver agreement was to expire on March 15, 2005;  however, on March 15, 2005, we entered into on Extension and Modification of Waiver to Credit Agreement, which extended such waiver through March 23, 2005.

Effective March 23, 2005, we entered into an amendment to the 2001 Credit Agreement that allows for the exclusion of certain contingent consideration overpayments to the former owners of the Operating Subsidiary, as discussed above, from the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Pursuant to the terms of the Company’s 2001 Credit Agreement, EBITDA is used in calculating certain leverage and fixed cost coverage ratios. By not having the March 23, 2005 amendment in place, the Company was in a default under the 2001 Credit Agreement due to the Company exceeding the allowable leverage ratio of 2.5 times for the quarters ended June 30, 2004 and September 30, 2004 as a result of certain contingent consideration overpayments discussed above in “Internal Investigation”.  As a result, the Company classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet at June 30 and September 30, 2004. Upon entering the March 23, 2005 amendment, the Company cured the default under the 2001 Credit Agreement, as such, reclassifying debt under the Credit Agreement as Long-Term Obligations. In any event, as the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, unless the maturity date of such debt is subsequently modified, such debt will be classified as a Current Maturity on and after April 1, 2005

Management believes that it has sufficient liquidity from its cash flow and its revolving credit facility to meet ongoing business needs.  Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities.  However, there can be no assurance we could secure such financing if and when it is needed or with terms we deem acceptable.

Management fully expects to replace or refinance the 2001 Credit Agreement upon its maturity scheduled for April 1, 2006.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,359,852 shares were available as of March 31, 2005; however, such registration statement may require amendment prior to use.

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

Revenue Recognition.   Revenue is recognized as it becomes realized or realizable and earned according to the criteria provided by Staff Accounting Bulletin 104, Revenue Recognition. Revenue recognition occurs once persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or otherwise determinable, and collection is reasonably assured. Our revenue-earnings activities possess project and recurring customer relationships.

Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 34% of total 2004 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customers at an agreed upon fixed rate per unit. Our customer’s volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents 66% of total 2004 revenues and typically occurs within our Information Management and Distribution segment.

Revenue recognition policies related to offerings within our Information Management and Distribution segment are based upon objective criteria that do not require significant estimates or uncertainties. For example, business process outsourcing services are recognized proportionally as services are rendered, based on specific, objective criteria under the contracts for the number of accounts or transactions processed. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change.

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

Record management services — revenue is recognized as storage services are provided based linear feet of documents stored times a monthly rate for shelf storage and based on a monthly per image rate for images stored electronically.  We recognize fees for processing, retrieval, delivery and return to storage as revenue upon completion of the service at the agreed upon rate applied to the unit count of items serviced.

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

As a part of providing services to our customers, we incurs incidental expenses commonly referred to as “out-of-pocket” expenses. These expenses include items such as airfare, hotels, mileage, etc. and are often reimbursable by our customers. When reimbursable, we record both revenue and direct cost of services in accordance with the provisions of EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket’ Expenses Incurred.

Unearned income, included in other current liabilities, represents payments from the Company’s customers in advance of services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

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

Long-Lived Asset and Other Intangible Asset Impairment.  As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets and intangible assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets and intangible assets to the carrying amount of the asset being evaluated. An impairment loss is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow based on the difference between the carrying value and fair value..

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds. A 100 basis point increase in short-term interest rates would result in approximately $0.8 million of additional expense in 2005 based on our expected average balance outstanding under the credit facility during 2005. Interest rates are fixed on the capitalized lease obligations.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e. Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis and that information required to be disclosed in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings.  Because of the inherent limitations of disclosure controls, including the possibility of collusion or improper management override of controls, no matter how comprehensive or well designed such controls are, management may not in all cases be alerted to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls.

During the most recent fiscal quarter, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, during the first quarter of 2005, the following changes were made to the Company's internal control environment as a result of its policy of continuous control improvement:

•      The management reporting relationship was changed for the accounting processing functions of three operating subsidiaries.  Formerly, the employees responsible for the accounting processing functions of these operating subsidiaries reported through the operational management structure.  These employees began reporting through the Company’s corporate accounting department’s management structure during the most recent fiscal quarter.  As a result, all employees responsible for accounting processing functions at all of the Company’s operating subsidiaries report through the Company’s corporate accounting department’s management structure as of January 27, 2005.

•      In order to help ensure compliance with the Company’s adopted internal controls, individual incentive compensation plans for designated senior managers were modified to include criteria related to the effectiveness in which the Company’s internal controls are applied.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

We are, from time to time, a party to litigation. The following is a description of the most significant legal matters that we are involved in.  In the event of an adverse outcome in one or more of our legal proceedings our business, financial condition, results of operations or cash flows could be materially adversely affected.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The Actions are purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 7, 2003, and October 26, 2004 or October 27, 2004, depending on the Action, and seek unspecified damages.  The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division and these actions have been consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigation, and a lead plaintiff has been appointed.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “Purported Derivative Action”). The Purported Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. All of these claims are asserted derivatively on behalf of the Company and seeks unspecified damages against those individuals.  Further, the Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the “Demand Letter”) based on the same set of facts as the Purported Derivative Action.  The Demand Letter requests the Board to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the Board of Directors to evaluate the claims made in the Purported Derivative Action and the Demand Letter.

Digital Imaging Systems

On August 5, 2004, Digital Imaging Systems, Inc. filed suit against the Company in the United States District Court-Southern District of New York alleging, among other things, that a portion of the Company’s process for scanning and indexing images violates one of Digital Imaging Systems’ patents.  The Company has tendered this matter to one of its software/hardware vendors for indemnification, which such vendor has undertaken subject to pre-existing contractual conditions.  The suit demands unspecified damages.

Various ROI Copy Charge Matters

From time to time, various subsidiaries of the Company that perform release of information (“ROI”) services become defendants to putative class action lawsuits generally alleging that the charge for reproducing certain medical records is not in conformity with such plaintiffs’ reading of the applicable regulated charge. Such suits typically include multiple ROI companies and hospitals as defendants and demand reimbursement for prior charges as well as for prospective pricing adjustments. The Company is currently a party to several such suits in various stages of development.  One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charges more for providing copies of medical records than is permitted under Pennsylvania law.  The complaint does not specify the amount of damages sought.  Plaintiff's counsel had at one time alleged damages were as high as $7 million without providing any real support for this amount; however, the Company believes that it will ultimately prevail in this matter, or if any liability is found, that the amount of damages, if any, would be substantially less than such alleged amount.  In September 2004, the court entered its order certifying a class in this matter and both the plaintiffs and the defendants have filed motions for summary judgment.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value of Shares) that May Yet Be Purchased Under the Plans or Programs

Jan 1, 2005 – Jan 31, 2005	—	$—	—	$17,415,551
Feb 1, 2005 – Feb 28, 2005	—	$—	—	$17,415,551
Mar 1, 2005 – Mar 31, 2005	—	$—	—	$17,415,551

Item 6.    Exhibits

(a) Exhibits

Exhibit Number	Description
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

SOURCECORP, INCORPORATED

Date: May 12, 2005	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: May 12, 2005	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
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