Form 10-Q
period 2005-06-30
SOURCECORP INC
filed 2005-08-11
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 15,677,476 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	June 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,722	$798
Accounts and notes receivable, less allowance for doubtful accounts of $9,331 and $8,128, respectively	65,315	78,799
Inventories	875	1,106
Deferred income taxes	5,272	6,852
Income tax receivable	5,077	—
Prepaid expenses and other current assets	6,142	7,410
Non qualified retirement plan assets	—	8,714
Assets of discontinued operations	842	—
Total current assets	87,245	103,679
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $45,166 and $50,797, respectively	39,603	40,997
GOODWILL	326,139	325,185
INTANGIBLES, net of amortization of $1,700 and $2,113, respectively	4,904	4,492
NON QUALIFIED RETIREMENT PLAN ASSETS	8,870	—
OTHER NONCURRENT ASSETS	2,654	1,814
Total assets	$469,415	$476,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,549	$44,005
Current maturities of long-term obligations	258	89,152
Non qualified retirement plan obligations	—	8,714
Income tax payable	—	6,050
Liabilities of discontinued operations	326	—
Total current liabilities	53,133	147,921
LONG-TERM OBLIGATIONS, net of current maturities	87,547	1,668
DEFERRED INCOME TAXES	13,210	14,502
LONG-TERM CUSTOMER LIABILITY	4,147	442
DEFERRED REVENUE	8,010	3,302
NON QUALIFIED RETIREMENT PLAN OBLIGATIONS	8,870	—
OTHER LONG-TERM OBLIGATIONS	2,077	1,946
Total liabilities	176,994	169,781
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Cumulative Participating Preferred stock, no par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 15,703,586 and 15,715,146 shares issued and 15,666,916 and 15,678,476 shares outstanding at December 31, 2004 and June 30, 2005, respectively	157	157
Additional paid-in-capital	193,925	198,556
Retained earnings	103,136	115,644
	297,218	314,357
Less—Treasury stock, at cost, 36,670 shares	(501)	(501)
Less—Deferred compensation	(4,296)	(7,470)
Total stockholders’ equity	292,421	306,386
Total liabilities and stockholders’ equity	$469,415	$476,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
REVENUE	$97,098	$106,453	$192,914	$212,385
COST OF SERVICES EXCLUSIVE OF DEPRECIATION	57,590	59,818	113,983	118,354
DEPRECIATION	2,963	3,545	6,163	6,968
Gross profit	36,545	43,090	72,768	87,063
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,108	29,820	55,176	60,041
AMORTIZATION	312	206	401	412
Operating income	12,125	13,064	17,191	26,610
OTHER (INCOME) EXPENSE:
Interest expense	697	1,240	1,357	2,451
Interest income	(3)	(33)	(7)	(78)
Other (income) expense, net	254	18	373	333
Income from continuing operations before income taxes	11,177	11,839	15,468	23,904
PROVISION FOR INCOME TAXES	4,471	5,805	6,187	10,515
INCOME FROM CONTINUING OPERATIONS	6,706	6,034	9,281	13,389
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,860)	(660)	(2,370)	(881)
NET INCOME	$4,846	$5,374	$6,911	$12,508
NET INCOME PER COMMON SHARE
BASIC
Continuing Operations	$0.42	$0.38	$0.58	$0.85
Discontinued Operations	(0.12)	(0.04)	(0.15)	(0.05)
Total	$0.30	$0.34	$0.43	$0.80
DILUTED
Continuing Operations	$0.41	$0.37	$0.57	$0.84
Discontinued Operations	(0.11)	(0.04)	(0.15)	(0.06)
Total	$0.30	$0.33	$0.42	$0.78
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,014	15,673	16,055	15,672
DILUTED	16,374	16,084	16,411	16,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2004	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$9,281	$13,389
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	6,564	7,380
Deferred income tax provision (benefit)	3,153	(882)
Compensation expense on restricted stock grants	1,120	1,421
Loss on sale of property, plant and equipment	125	81
Change in operating assets and liabilities:
Accounts and notes receivable	(13,310)	(13,787)
Inventories, prepaid expenses and other assets	(393)	(660)
Accounts payable and accrued liabilities	(1,671)	(724)
Net cash provided by operating activities from continuing operations	4,869	6,218
Net cash used in operating activities from discontinued operations	(1,034)	(171)
Net cash provided by operating activities	3,835	6,047
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from divestitures	750	793
Purchase of property, plant and equipment	(8,337)	(8,431)
Proceeds from disposition of property, plant and equipment	21	7
Cash paid for acquisitions, net of cash acquired	(14,958)	(4,367)
Net cash used in investing activities from continuing operations	(22,524)	(11,998)
Net cash used in investing activities from discontinued operations	(187)	—
Net cash used in investing activities	(22,711)	(11,998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	389	32
Cash paid for common stock repurchased	(9,298)	—
Proceeds from long-term obligations	174,634	109,551
Principal payments on long-term obligations	(143,510)	(106,556)
Net cash provided by financing activities from continuing operations	22,215	3,027

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,339	(2,924)
CASH AND CASH EQUIVALENTS, beginning of period	2,097	3,722
CASH AND CASH EQUIVALENTS, end of period	$5,436	$798
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes	$609	$179
Interest	$1,352	$1,281
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$147	$20
Restricted stock grant (177,300 and 245,170 shares, respectively)	$4,486	$4,594
Common stock accrued related to business acquisitions (9,623 and 0 shares, respectively)	$261	$—

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

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at June 30, 2005, and results of operations and cash flows for the three and six months ended June 30, 2005 and 2004 have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

2. Reserves and Other Loss Contingencies

Self-Insurance Liabilities and Reserves

The Company is self-insured for workmen’s compensation liabilities and a significant portion of its employee medical costs. The Company accounts for its self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs. The Company’s exposure under the stop-loss policies for workmen’s compensation and medical costs is limited based on fixed dollar amounts.  For workman’s compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence.  For medical costs, the fixed dollar amount of stop-loss coverage is $100,000 per covered participant for the fiscal plan year ended June 30, 2005, with a lifetime limit of liability per covered participant of $1,900,000.  The Company’s stop-loss policy for medical costs expired on June 30, 2005.  The stop-loss policy was renewed for one year, effective July 1, 2005.  The fixed dollar amount of stop-loss coverage under the new policy is $200,000 per covered participant with a lifetime limit of liability per covered participant of $1,800,000.

Accrual balances related to workmen’s compensation and medical costs, included in accrued liabilities in the condensed consolidated balance sheets, are as follows (in thousands):

	December 31, 2004	June 30, 2005
Workmen’s Compensation	$2,407	$2,098
Employee Medical Insurance	2,229	2,480
Total	$4,636	$4,578

Other Loss Contingencies

The Company records liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.  Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. The Company’s loss contingencies consist primarily of estimates related to the probable outcome of pending litigation.  See Note 8.

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

The Company applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation and awards. Stock option and warrant awards are granted at the market price of the Company’s common stock on the date of grant. Accordingly, no compensation expense has been recognized for stock options and warrants. Had compensation expense been determined based upon the fair value at each grant date for stock options and warrants consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income as reported	$4,846	$5,374	$6,911	$12,508
Add: Deferred compensation expense included in reported net income, net of related tax effect	320	402	652	788
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(676)	(498)	(1,585)	(1,266)
Proforma net income	$4,490	$5,278	$5,978	$12,030
Earnings per share:
Reported basic earnings per share	$0.30	$0.34	$0.43	$0.80
Proforma basic earnings per share	$0.28	$0.34	$0.37	$0.77

Reported diluted earnings per share	$0.30	$0.33	$0.42	$0.78
Proforma diluted earnings per share	$0.27	$0.33	$0.36	$0.75

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Weighted-average risk-free interest rate	3.6%	N/A	3.3%	N/A
Weighted-average dividend yield	0.0%	N/A	0.0%	N/A
Weighted-average volatility	41.6%	N/A	41.5%	N/A
Weighted-average expected life	4.0 years	N/A	4.0 years	N/A

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

During the three months ended June 30, 2005, the Company awarded 245,170 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $4.6 million based on the market value of the stock at the date of issuance.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  Of the restricted shares granted, 10,170 restricted shares vest over a three year period ending May 23, 2008, and 235,000 restricted shares vest on December 18, 2009, with acceleration of the vesting period for certain shares occurring if certain performance targets are achieved.

Deferred compensation amortized to expense, included in selling, general and administrative expenses in the condensed consolidated statements of operations, related to the restricted stock grants discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
May 2003 grant	$198	$233	$465	$471
January 2004 grant	265	277	553	553
May 2004 grant	69	114	69	231
May 2005 grant	—	166	—	166
Total	$532	$790	$1,087	$1,421

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

During the third quarter of 2004, the Board of Directors authorized the purchase of an additional $20.0 million of shares from time to time in the open market as conditions warrant.  During the three months ended September 30, 2004, the Company purchased 34,800 shares of common stock at a cost of approximately $0.8 million.  During the three months ended December 31, 2004, the Company purchased 82,724 shares of common stock at a cost of approximately $1.8 million (with the last such repurchase occurring on October 26, 2004).

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

Net Income Per Share

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Basic weighted average common shares	16,014	15,673	16,055	15,672
Weighted average options, warrants and restricted stock	330	411	329	352
Other contingent consideration	30	—	27	—
Diluted weighted average common shares	16,374	16,084	16,411	16,024

At June 30, 2004 and 2005, approximately 2.0 million and 3.0 million, respectively, of common shares were not included in the diluted earnings per share calculation because they were anti-dilutive.  These common shares may be dilutive in future earnings per share calculations.

4.  Stockholders’ Rights Plan

On June 24, 2005, the Company adopted a stockholders’ rights plan, (the Rights Plan). Under the Rights Plan, each holder of the Company’s common stock, at the close of business on July 4, 2005, received a dividend distribution of one Right for each share of common stock held.  Except as provided below, each Right entitles stockholders to buy one one-thousandth of a share (“Share Fraction”) of Series A Cumulative Participating Preferred Stock of the Company at an exercise price of $90.00, subject to adjustment in certain circumstances, e.g. for stock splits or stock dividends.  Each preferred Share Fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

If any person or group acquires 15% or more of the Company’s common stock (other than pursuant to a tender or exchange offer for all common stock at a price and on terms approved by the Board of Directors), each Right will entitle its holder to purchase, at the Right’s exercise price, common stock of the Company having a market value of twice the Right’s exercise price. This amounts to the right to buy the Company common stock at half price. Rights owned by the party triggering the exercise of Rights will not be exercisable.

In addition, if after any person or group has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which its shares of common stock are changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right’s exercise price, shares of common stock of such other person having a market value of twice the Right’s exercise price.

The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, with certain exceptions, acquires 15% or more the Company’s common stock or commences a tender or exchange offer that would result in such person or group owning 15% or more of the Company’s common stock.  Prior to that, the Rights will not trade separately from the common stock. The Company may redeem the Rights for $0.001 per Right prior to the time any person or group acquires 15% or more of the Company’s common stock. All Rights expire on June 24, 2015.

This summary description is qualified in its entirety by reference to the Rights Agreement, which has been filed as an exhibit to the Company’s Registration Statement on Form 8-A.

5. Discontinued Operations

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

Due to unrealizable capital losses associated with this transaction for tax purposes, additional tax expense of approximately $0.7 million was recognized during the second quarter of 2005.

Summarized selected financial information for the 2005 divestiture discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
REVENUE	$849	$—	$1,909	$260
COST OF SERVICES	604	—	1,352	194
DEPRECIATION	20	—	41	6
Gross profit	225	—	516	60
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	306	—	635	191
Operating loss	(81)	—	(119)	(131)
OTHER (INCOME) EXPENSE:
Loss on sale of asset group	(2)	—	(2)	168
Loss from discontinued operations before income taxes	(79)	—	(117)	(299)
PROVISION (BENEFIT) FOR INCOME TAXES	(32)	660	(47)	543
LOSS FROM DISCONTINUED OPERATIONS	$(47)	$(660)	$(70)	$(842)

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

The collection of the reserved subordinated notes could result in a future reduction of the total loss related to the disposition of the Direct Mail operations.  See Note 10.

Summarized selected financial information for the 2004 divestitures discussed above is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
REVENUE	$6,937	$—	$15,526	$7
COST OF SERVICES	6,332	—	12,732	49
DEPRECIATION	128	—	529	—
Gross profit	477	—	2,265	(42)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,735	—	4,346	4
Operating loss	(1,258)	—	(2,081)	(46)
OTHER (INCOME) EXPENSE:
Interest and other expense (income), net	32	—	21	—
Loss on sale of asset group	1,732	—	1,732	17
Loss from discontinued operations before income taxes	(3,022)	—	(3,834)	(63)
PROVISION (BENEFIT) FOR INCOME TAXES	(1,209)	—	(1,534)	(24)
LOSS FROM DISCONTINUED OPERATIONS	$(1,813)	$—	$(2,300)	$(39)

6. Business Combinations

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2005	$167,660	$158,479	$326,139
Adjusment related to past acquisition	(935)	—	(935)
Finalize purchase price allocation	—	(19)	(19)
Net balance as of June 30, 2005	$166,725	$158,460	$325,185

Intangibles:

	December 31, 2004		June 30, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$4,283	$(1,084)	$4,283	$(1,216)
Non-compete agreements	2,321	(616)	2,321	(896)
Total	$6,604	$(1,700)	$6,604	$(2,112)

Aggregate amortization expense related to intangibles for the six months ended June 30, 2004 and 2005 was approximately $0.4 million and $0.4 million, respectively.  Estimated amortization expense for the years ending December 31, 2005 through December 31, 2016 is presented in the table below.

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2005	$825
2006	825
2007	737
2008	384
2009	267
Thereafter	1,866
Total	$4,904

Contingent Consideration

Management’s evaluation of the cumulative earnings of acquired companies through December 31, 2004 indicated that an acquired company had met specified earnings targets beyond a reasonable doubt.  As a result, at December 31, 2004, in connection with the 2002 purchase of UIS, approximately $5.3 million of additional consideration remained accrued and was classified as accounts payable and accrued liabilities in the condensed consolidated balance sheets.  There were no changes to management’s evaluation during the six months ended June 30, 2005.  Pursuant to the terms of the UIS purchase agreement, approximately $4.3 million of contingent consideration was paid in cash to the former shareholders during the three months ended June 30, 2005 and approximately $1.0 million of additional contingent consideration remains accrued.  The Company reserves the right to change the payment mix to use common stock versus cash in satisfying contingent consideration liabilities.  The accrued additional consideration is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets and is expected to be paid in cash by the first quarter of 2006.

As of June 30, 2005, all periods applicable for earnout targets of past acquisitions are completed.

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

The Company measures segment profit as income from continuing operations before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED JUNE 30, 2005
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$56,601	$49,852	$106,453
Income from continuing operations before income taxes	5,291	6,548	11,839

	THREE MONTHS ENDED JUNE 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$50,027	$47,071	$97,098
Income from continuing operations before income taxes	4,555	6,622	11,177

	SIX MONTHS ENDED JUNE 30, 2005
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$112,896	$99,489	$212,385
Income from continuing operations before income taxes	11,107	12,797	23,904

	SIX MONTHS ENDED JUNE 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$98,054	$94,860	$192,914
Income from continuing operations before income taxes	2,926	12,542	15,468

8. Litigation

The Company is, from time to time, a party to litigation. The following is a description of the most significant legal matters that the Company is involved in.  In the event of an adverse outcome in one or more of the legal proceedings our business, financial condition, results of operations or cash flows could be materially adversely affected.

Jana Suit

In July 2005, three affiliated stockholders filed suit against the Company and its directors alleging that the adoption by the Company of recent amendments to its Bylaws and the adoption of its shareholder Rights Agreement constituted a breach of fiduciary duties.  The suit was styled Jana Partners LLC, Jana Piranha Master Fund, Ltd. and Jana Master Fund, Ltd. v. SOURCECORP, Incorporated, Thomas C. Walker, Ed H. Bowman, Jr., G. Michael Bellenghi, Michael J. Bradley, David Lowenstein, Donald F. Moorehead, Jr. and Edward M. Rowell and was filed in the Court of Chancery for the State of Delaware in and for New Castle County.  The suit did not seek monetary damages other than costs, such as attorneys’ fees.  On August 9, 2005, Jana dismissed this suit without prejudice.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division, these actions have been consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigation, and a lead plaintiff has been appointed.  The consolidated Action is purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 3, 2001, and October 27, 2004, and seeks unspecified damages.  The Company intends to vigorously defend this matter.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “Purported Derivative Action”). The Purported Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon. All of these claims are asserted derivatively on behalf of the Company and seek unspecified damages against those individuals.  Further, the Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the “Demand Letter”) based on the same set of facts as the Purported Derivative Action.  The Demand Letter requests the Board to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the Board of Directors that is evaluating the claims made in the Purported Derivative Action and the Demand Letter.

Digital Imaging Systems

On August 5, 2004, Digital Imaging Systems, Inc. filed suit against the Company in the United States District Court-Southern District of New York alleging, among other things, that a portion of the Company’s process for scanning and indexing images violates one of Digital Imaging Systems’ patents.  The plantiff in this matter filed to dismiss this matter with prejudice in June 2005, which the Judge approved in July 2005.  As such, the Company views this matter as closed.

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

One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law.  The complaint does not specify the amount of damages sought.  On June 10, 2005, the Court in this matter granted judgment in favor of the plantiffs for an amount as yet to be determined.  The Company has filed a motion for clarification of the Court’s order and if and when a judgement is entered, the Company will assess its appeallate options.

SEC Investigation

On January 14, 2005, the Company received written confirmation from the SEC that the SEC had converted its informal inquiry in connection with the Company’s internal investigation and restatement into a formal investigation. The Company intends to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company’s understanding of the events leading to its internal investigation. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies.

9. Long-Term Customer Liability and Deferred Revenue

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

During the second quarter of 2005, the Company entered into agreements with two of its customers impacted by the facts relating to the subject of the internal investigation.  As a result of the agreements, during the second quarter of 2005, the Company recognized remediation revenue of $2.7 million related to revenue reversals; however, such revenue did not contribute to the Company’s operating cash flow in the current year.

Additionally, during the first quarter of 2005, agreements from other customers impacted by the facts relating to the subject of the internal investigation were received and the customer agreed to apply certain balances, classified as long-term customer liability and/or deferred revenue, against current trade accounts receivable the Company has outstanding from such customers.  The net amount applied against trade accounts receivable during the three and six month periods ended June 30, 2005 was approximately $1.0 million and $1.6 million, respectively.

The balances classified as Long-Term Customer Liability and Deferred Revenue related to customers impacted by the facts relating to the subject of the internal investigation are as follows (in thousands):

	December 31, 2004	June 30, 2005
Long-Term Customer Liability	$4,147	$442
Deferred Revenue	8,010	3,302
Total	$12,157	$3,744

The remaining balances at June 30, 2005, will be recognized in accordance with agreements negotiated and finalized with each applicable customer.

10.  Subsequent Events

In May 2005, the Board of Directors approved the termination of the Non-Qualified Retirement Plan (“Plan”), effective July 1, 2005.  As a result, the assets and liabilities associated with the Plan are included in current assets and current liabilities in the condensed consolidated balance sheet at June 30, 2005.  Distributions to Plan participants will be completed during the quarter ended September 30, 2005.

On August 1, 2005, the Company received approximately $1.5 million in proceeds related to the collection of the subordinated notes receivable associated with the disposition of the Company’s Direct Mail operations in the third quarter of 2004.  These notes were fully reserved for and will result in a reduction to the total loss related to this divestiture.

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

Since the IPO and through June 30, 2005, we have acquired 66 companies and divested 22 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

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

During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects.  As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups.  The asset groups to be divested included our Direct Mail operations, previously reported in our Information Management and Distribution segment, and two medical records management operations that were reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups incurred losses, net of tax, of $0.8 million for the full year ended December 31, 2003.  During the quarter ended June 30, 2004, we completed the sale of one of the medical records management operations.  The divestiture of the other medical records management operation and the Direct Mail operations were completed during the quarter ended September 30, 2004.  See Note 5, Discontinued Operations, of notes to condensed consolidated financial statements, for a more detailed discussion.

During the first quarter of 2005, we completed the sale of an asset group that provides computer application software and services to the public sector.  This asset group was related to our litigation services operations and was previously reported in our Healthcare, Regulatory and Legal Compliance segment.  This asset group incurred losses, net of tax, of $0.2 million for the full year ended December 31, 2004.  See Note 5, Discontinued Operations, of notes to condensed consolidated financial statements, for a more detailed discussion.

Basis for Management Discussion and Analysis

The following discussion and analysis focuses on the results of operations and financial condition from the Company’s continuing operations; as such, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, references and comparisons to prior periods exclude the impact of our discontinued operations.

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

The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users.  We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government.  For the three months ended June 30, 2004 and 2005, revenue in the Information Management and Distribution segment consisted of approximately $44.3 million and $49.4 million of recurring revenue, respectively, and $5.7 million and $7.2 million of project revenue, respectively.  For the six months ended June 30, 2004 and 2005, revenue in the Information Management and Distribution segment consisted of approximately $87.5 million and $97.3 million of recurring revenue, respectively, and $10.6 million and $15.6 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, professional economic research and litigation services, and tax benefit services.  For the three months ended June 30, 2004 and 2005, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $18.9 million and $15.9 million of recurring revenue, respectively, and $28.2 million and $34.0 million of project revenue, respectively.  For the six months ended June 30, 2004 and 2005, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $37.1 million and $32.7 million of recurring revenue, respectively, and $57.8 million and $66.8 million of project revenue, respectively.

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

During the first quarter of 2005, we entered into an agreement with one of our customers impacted by the facts relating to the subject of our internal investigation.  As a result of the agreement, during the first quarter of 2005, we recognized remediation revenue of $4.1 million related to revenue reversals.  Additionally, during the second quarter of 2005, we entered into agreements with two of our customers impacted by the facts relating to the subject of our internal investigation.  As a result of these agreements, during the second quarter of 2005, we recognized remediation revenue of $2.7 million related to revenue reversals.  The revenue reversals did not contribute to the Company’s operating cash flow in the current year.  Although the exact timing is indeterminable, additional remediation revenue may be recognized in future periods in accordance with agreements negotiated and finalized with each applicable customer.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

	Three Months Ended June 30,
	2004		2005
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$97,098	100.0%	$106,453	100.0%
Gross Profit	36,545	37.6%	43,090	40.5%
SG&A	24,106	24.8%	29,820	28.0%
Operating income	12,126	12.5%	13,064	12.3%
Income from continuing operations before income taxes	11,179	11.5%	11,839	11.1%
Income from continuing operations	6,707	6.9%	6,034	5.7%

Revenue

Our operations generated revenues of $106.5 million for the three months ended June 30, 2005, an increase of 9.6% compared to the same period in 2004.  As previously discussed, during the second quarter of 2005, we recognized remediation revenue of $2.7 million related to revenue reversals in previous years.  After considering the positive revenue variance related to the remediation revenue, our remaining operations achieved revenue growth of 6.9% during the second quarter of 2005.  This revenue growth resulted primarily from strong volumes in our project oriented class action claims administration service offering and in our information management service offering that contributed approximately $4.4 million and $3.9 million, respectively.  Project revenue accounted for $41.2 million or 38.7% of revenue in the current year quarter compared to $33.9 million or 34.9% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenues within our Information Management and Distribution segment increased 13.1% from $50.0 million for the three months ended June 30, 2004, to $56.6 million for the three months ended June 30, 2005.  The increase in segment revenues were primarily the result of: (i) 2004 new business wins converted to revenue during 2005 and increased volumes from existing customers contributing approximately $3.9 million, particularly in within our mortgage, federal and state government and healthcare payer vertical markets, and (ii) the previously discussed remediation revenues of $2.7 million related to revenue reversals in previous years.  Revenues in the statement processing service offering were flat when compared to the prior year quarter.

Revenues within our Healthcare, Regulatory and Legal Compliance segment increased 5.9% from $47.1 million for the three months ended June 30, 2004, to $49.9 million for the three months ended June 30, 2005.  Contributing to the revenue increase were higher volumes of medium to large size projects (i.e. projects greater than $500k of total revenue) in our class action claims administration service offering, which increased approximately $4.4 million or 64.6% and increased volumes in our legal consulting service offering which increased approximately $1.3 million or 11.3%.  Offsetting increases in segment revenues were lower volumes of approximately $0.6 million related to our medical record coding staffing services and lower revenues of approximately $2.0 million in our medical records release services attributable to lower volumes and certain collectibility issues.

Gross profit

Gross profit increased 17.9% from $36.5 million, or 37.6% of revenue, for the three months ended June 30, 2004, to $43.1 million, or 40.5% of revenue, for the three months ended June 30, 2005.  Gross margin increased 290 basis points primarily due to: (i) the previously discussed remediation revenues of $2.7 million contributing 160 basis points, (ii) lower production personnel cost as a percentage of revenue contributing 390 basis points and (iii) increased volumes within our class action claims administration and legal consulting service offerings, which typically produce higher margins.  Gross margin improvement resulting from personnel costs occurred in our information management service offering due to productivity and quality initiatives which included:  introduction of Lean/Six Sigma quality initiatives, implementation of high speed scanning technology to replace labor intensive low speed scanners, implementation of pay for performance compensation strategies, and increased utilization of offshore labor.  Partially offsetting the gross margin improvements were higher facilities related expenses, increased outside services primarily associated with offshore production and higher depreciation expense.

Selling, general and administrative expenses

SG&A increased 23.7% from $24.1 million, or 24.8% of revenue, for the three months ended June 30, 2004, to $29.8 million, or 28.0% of revenue, for the three months ended June 30, 2005.  The increase in SG&A expense relates primarily to the following:  (i) higher compensation expense of approximately $1.8 million primarily related to new management, sales and staffing hires within our information management, claims administration and legal consulting service offerings where a significant portion of our organic growth is being generated, (ii) higher incentive compensation of approximately $1.0 million due to improved performance at an operational level, (iii) higher legal fees of approximately $1.1 million related primarily to ongoing litigation within our Healthcare, Regulatory and Legal Compliance segment and other legal matters, (iv) higher accounting and related fees associated with ongoing Sarbanes Oxley compliance related activity of approximately $0.7 million, and (v) ongoing investigation related costs of $0.4 million.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased from $11.2 million for the three months ended June 30, 2004 to $11.8 million for the three months ended June 30, 2005.  The increase was due to the factors impacting gross profit and SG&A discussed above.  Offsetting the positive factors was higher interest expense in the current year quarter of approximately $0.5 million due primarily higher average debt levels and to a higher interest rate environment.  Each 100 basis point increase in interest rates results in incremental annual interest expense of approximately $0.8 million at current debt levels.

Provision for income taxes

During the second quarter of 2005, an adjustment to correct previously recorded deferred tax accounts increased our effective tax rate for the quarter from 39% to 49%.  Management determined that the impact of this adjustment to the prior year’s reported financial statements was immaterial; consequently, the entire impact, which was identified as part of the quarterly review process, was reflected in the current quarter.  The change in the tax rate affects the second quarter only.  Our effective tax rate for the remainder of 2005 is expected to return to approximately 39%, with the full-year average tax rate at approximately 41%.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

	Three Months Ended June 30,
	2004		2005
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$192,914	100.0%	$212,385	100.0%
Gross Profit	72,768	37.7%	87,063	41.0%
SG&A	55,174	28.6%	60,041	28.3%
Operating income	17,192	8.9%	26,610	12.5%
Income from continuing operations before income taxes	15,469	8.0%	23,904	11.3%
Income from continuing operations	9,281	4.8%	13,389	6.3%

Revenue

Our operations generated revenues of $212.4 million for the six months ended June 30, 2005, an increase of 10.1% compared to the same period in 2004.  During the second quarter of 2004, we acquired KeyPoint Consulting, LLC (“KeyPoint”) as a part of our Healthcare, Regulatory and Legal Compliance segment.  KeyPoint contributed approximately $2.6 million to the year over year revenue increase.  In addition, as previously discussed, during the first half of 2005, we recognized remediation revenue of $6.8 million related to revenue reversals in previous years.  After considering the positive revenue variance related to the KeyPoint acquisition and the remediation revenue, our remaining operations achieved revenue growth of 5.6% during the first half of 2005.  This revenue growth resulted primarily from strong volumes in our information management service offering and in our project oriented class action claims administration service offering that contributed approximately $8.4 million and $6.5 million, respectively.  Including the KeyPoint acquisition, project revenue accounted for $82.4 million or 38.8% of revenue in the current year compared to $68.4 million or 35.5% of revenue in the prior year. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenues within our Information Management and Distribution segment increased 15.1% from $98.1 million for the six months ended June 30, 2004, to $112.9 million for the six months ended June 30, 2005.  The increase in segment revenues were primarily the result of: (i) increased volumes from existing customers and 2004 new business wins converted to revenue during 2005, particularly in our healthcare payer, federal and state government and mortgage vertical markets, and (ii) the previously discussed remediation revenues of $6.8 million related to revenue reversals in previous years.  Revenues in the statement processing service offering were down slightly when compared to the prior year.

Revenues within our Healthcare, Regulatory and Legal Compliance segment increased 4.9% from $94.9 million for the six months ended June 30, 2004, to $99.5 million for the six months ended June 30, 2005.  As mentioned previously, the acquisition of KeyPoint contributed approximately $2.6 million to the year over year increase.  Also contributing to the revenue increase were higher volumes of medium to large size projects (i.e. projects with total revenue greater than $500k) in our class action claims administration service offering, which increased approximately $6.5 million or 44.0%.  Offsetting increases in segment revenues were lower volumes of approximately $1.7 million related to our medical record coding staffing services and lower revenues of approximately $2.9 million in our medical records release services attributable to lower volumes and certain collectibility issues.

Gross profit

Gross profit increased 19.6% from $72.8 million, or 37.7% of revenue, for the six months ended June 30, 2004, to $87.1 million, or 41.0% of revenue, for the six months ended June 30, 2005.  Gross margin increased 330 basis points primarily due to: (i) the previously discussed remediation revenues of $6.8 million contributing 190 basis points, (ii) lower production personnel cost as a percentage of revenue contributing 280 basis points and (iii) increased volumes within our class action claims administration service offering, which typically produces higher margins.  Gross margin improvement resulting from personnel costs occurred in our information management service offering due to productivity and quality initiatives which included:  introduction of Lean/Six Sigma quality initiatives, implementation of high speed scanning technology to replace labor intensive low speed scanners, implementation of pay for performance compensation strategies, and increased utilization of offshore labor.

Factors partially offsetting the gross margin improvements were higher facilities related expenses (an increase of 50 basis points), increased outside services primarily associated with offshore production (an increase of 70 basis points) and higher depreciation expense (an increase of 20 basis points).

Selling, general and administrative expenses

SG&A increased 8.8% from $55.2 million, or 28.6% of revenue, for the six months ended June 30, 2004, to $60.0 million, or 28.3% of revenue, for the six months ended June 30, 2005. The increase in SG&A expense relates primarily: (i) $1.7 million of investigation costs incurred during the current year, (ii) $1.1 million of incremental SG&A related to the Keypoint acquisition which was acquired during the second quarter of 2004, (iii) $0.8 million of accounting and related fees associated with ongoing Sarbanes Oxley compliance related activity and (iv) $5.4 million of higher personnel related cost.  We have experienced higher personnel related costs as a result of the following: (i) investment in management and sales resources within our class action claims administration service offering, (ii) investment in technology and sales resources within our information management service offering, and (iii) higher incentive compensation related to recent new business win successes and improved year over year performance at the operating level.  Partially offsetting the increase in SG&A were lower legal expenses of $3.8 million related primarily to the settlement of a significant legal matter in our Information Management and Distribution segment during the first quarter of 2004.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased from $15.5 million for the six months ended June 30, 2004 to $23.9 million for the six months ended June 30, 2005.  The increase was due to the factors impacting gross profit and SG&A discussed above.  Offsetting the positive factors was higher interest expense in the current year of approximately $1.0 million due to higher average debt balances and a higher interest rate environment.  Each 100 basis point increase in interest rates results in incremental annual interest expense of approximately $0.8 million at current debt levels.

Provision for income taxes

During the second quarter of 2005, an adjustment to correct previously recorded deferred tax accounts increased our effective tax rate for the quarter from 39% to 49%.  Management determined that the impact of this adjustment to the prior year’s reported financial statements was immaterial; consequently, the entire impact, which was identified as part of the quarterly review process, was reflected in the current quarter.  The change in the tax rate affects the second quarter only.  Our effective tax rate for the remainder of 2005 is expected to return to approximately 39%, with the full-year average tax rate at approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had negative working capital of $44.2 million, including $0.8 million of cash.  Working capital at March 31, 2005 was $41.7 million, including $0.2 million of cash.  The key driver resulting in negative working capital is current maturities of debt.  Our current line of credit agreement is scheduled to mature on April 1, 2006, as discussed below, and all outstanding balances under such agreement are classified as current liabilities at June 30, 2005.  Excluding the impact of the outstanding balances under our credit facility at June 30, 2005, working capital would have been $44.7 million.  Management fully expects to replace or refinance the line of credit agreement prior to, or upon, its maturity scheduled for April 1, 2006.

For the first six months of 2005, net cash provided by operating activities from continuing operations was $6.2 million compared to cash provided by operating activities from continuing operations of $4.9 million for the same period in 2004.  Improved year over year earnings was the key driver for the increase in operating cash flow.

Days sales outstanding increased 3 business days during the quarter to 46 business days at June 30, 2005, compared to 43 business days at March 31, 2005 due primarily to slower collections within our Healthcare, Regulatory and Legal Compliance segment.  Excluding the positive effects of the remediation revenue recognized during the quarter, days sales outstanding at June 30,

2005, were 47 business days compared to 45 business days at March 31, 2005.

Based on our current expectations of full year operating results and expectations regarding improvements in accounts receivable collections, we expect to achieve an operating cash flow level for 2005 within a range of $30 million to $45 million.

For the six months ended June 30, 2005, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $8.4 million, partially offset by divestiture proceeds of $0.8 million and acquisition related payments of $4.3 million. Divestiture proceeds consisted of: (i) $0.2 million associated with the sale of a non-strategic asset group related to our litigation services operations during the first quarter of 2005 and (ii) the collection in the current year quarter of $0.6 million of contingent purchase proceeds related to the divestiture of a medical records management operation completed during the third quarter of 2004.  Pursuant to the terms of the UIS purchase agreement approximately $4.3 million of contingent consideration was paid in cash to the former shareholders during the three months ended June 30, 2005 and approximately $1.0 million of additional contingent consideration remains accrued.  The accrued additional consideration is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets and is expected to be paid in cash by the first quarter of 2006.

Net cash provided by financing activities from continuing operations was $3.0 million for the six months ended June 30, 2005.  Borrowings from our line of credit of $109.6 million were partially offset by payments on our line of credit and other debt arrangements of $106.6 million.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

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

At June 30, 2005, the remaining commitment under the 2001 Credit Agreement is $237.5 million and is scheduled to mature on April 1, 2006.

As of June 30, 2005, we are in compliance with loan covenants after giving effect to the amendments and waivers discussed below, which among other things provided for an amended definition of EBITDA.  As of June 30, 2005, the availability under the 2001 Credit Agreement was approximately $32.8 million.

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

As a result of our internal investigation, described above in “Internal Investigation”, we were unable to file our September 30, 2004 Quarterly Report on Form 10-Q within the timeframe prescribed by the Securities Exchange Act of 1934.  The failure to timely file the September 30, 2004 Quarterly Report on Form 10-Q resulted in a default under the 2001 Credit Agreement.  We entered into a waiver agreement on November 12, 2004 with the lenders party to the 2001 Credit Agreement.  Pursuant to the terms of the waiver agreement, the lenders agreed, among other things, to waive any default under the 2001 Credit Agreement that resulted from potential non-compliance with a designated fixed charge coverage ratio, and our failure to timely file our Quarterly Report on Form 10-Q for the September 30, 2004 quarter.  The waiver agreement also provides that during the period that the waiver agreement was in effect, the outstanding principal amount of the loans under the 2001 Credit Agreement could not exceed $112,000,000. The waiver agreement was to expire on March 15, 2005;  however, on March 15, 2005, we entered into on Extension and Modification of Waiver to Credit Agreement, which extended such waiver through March 23, 2005.

Effective March 23, 2005, we entered into an amendment to the 2001 Credit Agreement that allows for the exclusion of certain contingent consideration overpayments to the former owners of the Operating Subsidiary, as discussed above, from the definition of Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Pursuant to the terms of the Company’s 2001 Credit Agreement, EBITDA is used in calculating certain leverage and fixed cost coverage ratios. By not having the March 23, 2005 amendment in place, the Company was in a default under the 2001 Credit Agreement due to the Company exceeding the allowable leverage ratio of 2.5 times for the quarters ended June 30, 2004 and September 30, 2004 as a result of certain contingent consideration overpayments discussed above in “Internal Investigation”.  As a result, the Company classified the debt under such Credit Agreement as a Current Maturity included in the current liability section of its balance sheet at June 30 and September 30, 2004. Upon entering the March 23, 2005 amendment, the Company cured the default under the 2001 Credit Agreement, as such, reclassifying debt under the Credit Agreement as Long-Term Obligations. As the maturity date of the debt under the 2001 Credit Agreement is April 1, 2006, all debt outstanding under the 2001 Credit Agreement is classified as a Current Maturity during the second quarter of 2005.

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

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,359,852 shares were available as of June 30, 2005; however, such registration statement may require amendment prior to use.

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

Medical records release services — revenue is recognized upon completion of the processing of the requested medical records.  Revenue recognition for this service is based on an agreed upon and in some cases, a regulated rate applied to the number of records processed.  When a fee is paid to the hospital, the revenue related to that fee is reported on a net basis in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, due to the fact that: (a) the primary obligation in the arrangement is borne partially by both the Company and the hospital; (b) the Company has no discretion with respect to the supplier of the medical record; and (c) the Company is not involved in the determination of product or service specifications.

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

Self-Insurance Liabilities and Reserves.  We are self-insured for workmen’s compensation liabilities and a significant portion of our employee medical costs. We account for our self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. We limit our risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs. Our exposure under the stop-loss policies for workmen’s compensation and medical costs is limited based on fixed dollar amounts.  For workman’s compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence.  For medical costs, the fixed dollar amount of stop-loss coverage is $100,000 per covered participant for the fiscal plan year ended June 30,2005, with a lifetime limit of liability per covered participant of $1,900,000.  Our stop-loss policy for medical costs expired on June 30, 2005.  The stop-loss policy was renewed for one year, effective July 1, 2005.  The fixed dollar amount of stop-loss coverage under the new policy is $200,000 per covered participant with a lifetime limit of liability per covered participant of $1,800,000.

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

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e. Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis and that information required to be disclosed in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings.  Because of the inherent limitations of disclosure controls, including the possibility of collusion or improper management override of controls, no matter how comprehensive or well designed such controls are, management may not in all cases be alerted to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b) Changes in internal controls.

During the most recent fiscal quarter, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, during the second quarter of 2005, the following changes were made to the Company’s internal control environment as a result of its policy of continuous control improvement:

•                  Management implemented a Control Self Assessment process whereby financial control owners of each operating unit and the corporate office must review significant control documentation on a quarterly basis and verify or update the process documentation.  The control owners must also verify that the processes occurred as documented during the fiscal quarter.  Senior management then reviews process changes and verifications during the quarterly compliance process prior to quarterly certification.

•                  General ledger accounting functions for the an operating subsidiary within the Information Management and Distribution segment were consolidated to the corporate office during the fiscal quarter.

In addition, certain personnel changes occurred after the current fiscal quarter.

•                  The Company’s Chief Accounting Officer (“CAO”) resigned from the Company, effective July 29, 2005, after the end of the fiscal quarter, but prior to filing the quarterly financial statements.  A reorganization of the Accounting and Finance function resulted in replacing the CAO with a Vice President and Corporate Controller position and a Vice President of Operation Financial Planning and Analysis position.

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

Jana Suit

In July 2005, three affiliated stockholders filed suit against the Company and its directors alleging that the adoption by the Company of recent amendments to its Bylaws and the adoption of its shareholder Rights Agreement constituted a breach of fiduciary duties.  The suit was styled Jana Partners LLC, Jana Piranha Master Fund, Ltd. and Jana Master Fund, Ltd. v. SOURCECORP, Incorporated, Thomas C. Walker, Ed H. Bowman, Jr., G. Michael Bellenghi, Michael J. Bradley, David Lowenstein, Donald F. Moorehead, Jr. and Edward M. Rowell and was filed in the Court of Chancery for the State of Delaware in and for New Castle County.  The suit did not seek monetary damages other than costs, such as attorneys’ fees.  On August 9, 2005, Jana dismissed this suit without prejudice.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.  The four Actions have been transferred to a single judge in the Northern District of Texas, Dallas Division, these actions have been consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigation, and a lead plaintiff has been appointed.  The consolidated Action is purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 3, 2001, and October 27, 2004, and seeks unspecified damages.  The Company intends to vigorously defend this matter.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “Purported Derivative Action”). The Purported Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. All of these claims are asserted derivatively on behalf of the Company and seeks unspecified damages against those individuals.  Further, the Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the “Demand Letter”) based on the same set of facts as the Purported Derivative Action.  The Demand Letter requests the Board to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the Board of Directors that is evaluating the claims made in the Purported Derivative Action and the Demand Letter.

Digital Imaging Systems

On August 5, 2004, Digital Imaging Systems, Inc. filed suit against the Company in the United States District Court-Southern District of New York alleging, among other things, that a portion of the Company’s process for scanning and indexing images violates one of Digital Imaging Systems’ patents.  The plantiff in this matter filed to dismiss this matter with prejudice in June 2005, which the Judge approved in July 2005.  As such, the Company views this matter as closed.

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

One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law.  The complaint does not specify the amount of damages sought.  On June 10, 2005, the Court in this matter granted judgment in favor of the plantiffs for an amount as yet to be determined.  The Company has filed a motion for clarification of the Court’s order and if and when a judgement is entered, the Company will assess its appeallate options.

SEC Investigation

On January 14, 2005, the Company received written confirmation from the SEC that the SEC had converted its informal inquiry in connection with the Company’s internal investigation and restatement into a formal investigation. The Company intends to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company’s understanding of the events leading to its internal investigation. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value of Shares) that May Yet Be Purchased Under the Plans or Programs

Apr 1, 2005 – Apr 30, 2005	—	$—	—	$17,415,551
May 1, 2005 – May 31, 2005	—	$—	—	$17,415,551
Jun 1, 2005 – Jun 30, 2005	—	$—	—	$17,415,551

Item 4.  Submission of Matters to a Vote of Security Holders

On May 23, 2005, we held our annual meeting of stockholders. The stockholders elected seven (7) directors. The director nominees received the following votes:

	Number of Votes
Nominee	For	Against/Withheld	Abstentions	Broker Non-Votes
Ed H. Bowman, Jr.	14,571,377	221,422	—	—
G. Michael Bellenghi	14,201,521	591,010	—	268
Michael J. Bradley	14,230,383	562,148	—	268
David Lowenstein	13,750,190	1,042,609	—	—
Donald F. Moorehead, Jr.	14,170,899	621,632	—	268
Hon. Edward M. Rowell	14,613,239	179,292	—	268
Thomas C. Walker	14,224,127	568,672	—	—

Additionally, the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified with the following votes:

Number of Votes
For	Against/Withheld	Abstentions	Broker Non-Votes

14,256,041	526,126	10,364	268

Item 6.           Exhibits

(a) Exhibits

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005)

3.3

Form of Rights Agreement, dated as of June 24, 2005, between the Company and American Stock Transfer & Trust Company which includes as Exhibit A the form of Certificate of Designation of Series A Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the summary of Rights to Purchase Series A Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed June 27, 2005)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1*

Consulting Agreement Second Amended Addendum effective as of December 18, 2004, supplement to, and modification of, that certain Consulting agreement by and between F.Y.I. Incorporated (n/k/a SOURCECORP, Incorporated) and David Lowenstein, dated January 1, 2000

10.2*	Non-Employee Director’s Compensation Summary

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, INCORPORATED

Date: August 10, 2005	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: August 10, 2005	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005)

3.3

Form of Rights Agreement, dated as of June 24, 2005, between the Company and American Stock Transfer & Trust Company which includes as Exhibit A the form of Certificate of Designation of Series A Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the summary of Rights to Purchase Series A Participating Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed June 27, 2005)

4

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

10.1*

Consulting Agreement Second Amended Addendum effective as of December 18, 2004, supplement to, and modification of, that certain Consulting agreement by and between F.Y.I. Incorporated (n/k/a SOURCECORP, Incorporated) and David Lowenstein, dated January 1, 2000

10.2*	Non-Employee Director’s Compensation Summary

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

* Compensatory plan or arrangement.