Form 10-Q
period 2005-09-30
SOURCECORP INC
filed 2005-11-09
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2005, 15,590,778 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2004	September 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,722	$4,880
Accounts and notes receivable, less allowance for doubtful accounts of $9,331 and $8,343, respectively	65,315	79,435
Inventories	875	974
Deferred income taxes	5,272	9,912
Income tax receivable	5,077	—
Prepaid expenses and other current assets	6,142	5,813
Assets of discontinued operations	842	—
Total current assets	87,245	101,014
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $45,166 and $52,688, respectively	39,603	39,573
GOODWILL	326,139	324,396
INTANGIBLES, net of amortization of $1,700 and $2,319, respectively	4,904	4,285
NON QUALIFIED RETIREMENT PLAN ASSETS	8,870	—
OTHER NONCURRENT ASSETS	2,654	2,223
Total assets	$469,415	$471,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$52,549	$50,056
Current maturities of long-term obligations	258	208
Income tax payable	—	3,898
Liabilities of discontinued operations	326	—
Total current liabilities	53,133	54,162
LONG-TERM OBLIGATIONS, net of current maturities	87,547	60,496
DEFERRED INCOME TAXES	13,210	30,426
LONG-TERM CUSTOMER LIABILITY	4,147	—
DEFERRED REVENUE	8,010	—
NON QUALIFIED RETIREMENT PLAN OBLIGATIONS	8,870	—
OTHER LONG-TERM OBLIGATIONS	2,077	478
Total liabilities	176,994	145,562
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Cumulative Participating Preferred stock, no par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 15,703,586 and 15,627,098 shares issued and 15,666,916 and 15,590,428 shares outstanding at December 31, 2004 and September 30, 2005, respectively	157	156
Additional paid-in-capital	193,925	196,991
Retained earnings	103,136	136,131
	297,218	333,278
Less—Treasury stock, at cost, 36,670 shares	(501)	(501)
Less—Deferred compensation	(4,296)	(6,848)
Total stockholders’ equity	292,421	325,929
Total liabilities and stockholders’ equity	$469,415	$471,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
REVENUE	$96,698	$105,530	$289,612	$317,915
COST OF SERVICES EXCLUSIVE OF DEPRECIATION	59,263	58,289	173,246	176,643
DEPRECIATION	3,241	3,600	9,404	10,568
Gross profit	34,194	43,641	106,962	130,704
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,890	32,012	80,066	92,053
CONTINGENT CONSIDERATION OVERPAYMENT AND ADJUSTMENT	10,165	789	10,165	789
AMORTIZATION	313	207	714	619
Operating income (loss)	(1,174)	10,633	16,017	37,243
OTHER (INCOME) EXPENSE:
Interest expense	822	1,134	2,180	3,585
Interest income	(51)	(75)	(58)	(153)
Net legal settlement	—	(22,739)	—	(22,739)
Other (income) expense, net	253	324	625	657
Income (loss) from continuing operations before income taxes	(2,198)	31,989	13,270	55,893
PROVISION FOR INCOME TAXES	(1,796)	12,390	4,391	22,905
INCOME (LOSS) FROM CONTINUING OPERATIONS	(402)	19,599	8,879	32,988
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(275)	888	(2,645)	7
NET INCOME (LOSS)	$(677)	$20,487	$6,234	$32,995
NET INCOME (LOSS) PER COMMON SHARE
BASIC
Continuing Operations	$(0.02)	$1.25	$0.56	$2.11
Discontinued Operations	(0.02)	0.06	(0.17)	0.00
Total	$(0.04)	$1.31	$0.39	$2.11
DILUTED
Continuing Operations	$(0.02)	$1.21	$0.54	$2.05
Discontinued Operations	(0.02)	0.06	(0.16)	0.00
Total	$(0.04)	$1.27	$0.38	$2.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	15,781	15,672	15,964	15,672
DILUTED	15,781	16,151	16,300	16,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2004	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$8,879	$32,988
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	10,118	11,187
Deferred income tax provision	168	11,982
Stock based compensation expense	1,751	2,247
Loss on sale of property, plant and equipment	265	382
Contingent consideration adjustment	—	789
Non-cash income related to common stock component of settlement	—	(1,806)
Change in operating assets and liabilities:
Accounts and notes receivable	(2,223)	(14,468)
Inventories, prepaid expenses and other assets	(638)	836
Accounts payable and accrued liabilities	(2,658)	(3,065)
Net cash provided by operating activities from continuing operations	15,662	41,072
Net cash used in operating activities from discontinued operations	(1,357)	(171)
Net cash provided by operating activities	14,305	40,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from divestitures	6,812	2,288
Purchase of property, plant and equipment	(12,590)	(10,412)
Proceeds from disposition of property, plant and equipment	37	40
Cash paid for acquisitions, net of cash acquired	(17,495)	(4,367)
Net cash used in investing activities from continuing operations	(23,236)	(12,451)
Net cash used in investing activities from discontinued operations	(191)	—
Net cash used in investing activities	(23,427)	(12,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	481	67
Cash paid for common stock repurchased	(10,071)	—
Cash paid for debt issuance costs	—	(175)
Proceeds from long-term obligations	246,956	183,476
Principal payments on long-term obligations	(228,436)	(210,660)
Net cash provided by (used in) financing activities from continuing operations	8,930	(27,292)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(192)	1,158
CASH AND CASH EQUIVALENTS, beginning of period	2,097	3,722
CASH AND CASH EQUIVALENTS, end of period	$1,905	$4,880
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes	$1,362	$2,406
Interest	$2,122	$3,684
NONCASH FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$258	$83
Accrued capital expenditures	$—	$468
Restricted stock grant (182,550 and 251,959 shares, respectively)	$4,623	$4,803
Restricted stock forefeiture (5,250 and 1,000 shares, respectively)	$(137)	$(18)
Common stock accrued related to business acquisitions (30,324 and 0 shares, respectively)	$261	$—

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

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004 have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

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

Accrual balances related to workmen’s compensation and medical costs, included in accrued liabilities in the condensed consolidated balance sheets, are as follows (in thousands):

	December 31, 2004	September 30, 2005
Workmen’s Compensation	$2,407	$2,051
Employee Medical Insurance	2,229	1,969
Total	$4,636	$4,020

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income (loss) as reported	$(677)	$20,487	$6,234	$32,995
Add: Deferred compensation expense included in reported net income (loss), net of related tax effect	379	506	1,031	1,294
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(931)	(631)	(2,516)	(1,897)
Proforma net income (loss)	$(1,229)	$20,362	$4,749	$32,392
Earnings per share:
Reported basic earnings per share	$(0.04)	$1.31	$0.39	$2.11
Proforma basic earnings per share	$(0.08)	$1.30	$0.30	$2.07

Reported diluted earnings per share	$(0.04)	$1.27	$0.38	$2.05
Proforma diluted earnings per share	$(0.08)	$1.26	$0.29	$2.02

The fair value of stock options and warrants was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Weighted-average risk-free interest rate	N/A	N/A	3.3%	N/A
Weighted-average dividend yield	N/A	N/A	0.0%	N/A
Weighted-average volatility	N/A	N/A	41.5%	N/A
Weighted-average expected life	N/A	N/A	4.0 years	N/A

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

During 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance.  Subsequent to the grant date, certain forfeitures of restricted stock have occurred resulting in a total award of 154,000 shares and total deferred compensation of $2.8 million.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock. The restricted shares vest over a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved.

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

During the three months ended June 30, 2005, the Company awarded 245,170 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $4.7 million based on the market value of the stock at the date of issuance.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  Of the restricted shares granted, 10,170 restricted shares vest over a three year period ending May 23, 2008, and 235,000 restricted shares vest on December 18, 2009, with acceleration of the vesting period for certain shares occurring if certain performance targets are achieved.

During the three months ended September 30, 2005, the Company awarded 6,789 shares of restricted stock under the 2002 Plan.  The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $0.1 million based on the market value of the stock at the date of issuance.  The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock.  Of the restricted stock granted, 1,789 restricted shares vest over a three year period ending August 2, 2008, and 5,000 restricted shares vest on December 18, 2009, with acceleration of the vesting period for certain shares occurring if certain performance targets are achieved.

Deferred compensation amortized to expense, included in selling, general and administrative expenses in the condensed consolidated statements of operations, related to the restricted stock grants discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
May 2003 grant	$238	$261	$736	$732
January 2004 grant	276	219	829	772
May 2004 grant	117	92	186	323
May 2005 grant	—	236	—	402
August 2005 grant	—	3	—	3
September 2005 grant	—	2	—	2
Total	$631	$813	$1,751	$2,234

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

Legal Settlement

On September 23, 2005, the Company and certain of its subsidiaries, entered into a settlement agreement with the former owners of the operating subsidiary that was the subject of its internal investigation and financial restatement.  As a part of the settlement proceeds, the former owners returned 89,888 shares of the Company’s common stock valued at approximately $1.8 million.  The common shares were retired and recorded in the balance sheet as a reduction of common stock and additional paid-in-capital.  See Note 9.

Net Income Per Share

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Basic weighted average common shares	15,781	15,672	15,964	15,672
Weighted average options, warrants and restricted stock	—	479	318	394
Other contingent consideration	—	—	18	—
Diluted weighted average common shares	15,781	16,151	16,300	16,066

At September 30, 2004 and 2005, approximately 2.4 million and 2.9 million, respectively, of common shares were not included in the diluted earnings per share calculation because they were anti-dilutive.  These common shares may be dilutive in future earnings per share calculations.

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

Summarized selected financial information for the 2005 divestiture discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
REVENUE	$976	$—	$2,885	$260
COST OF SERVICES	697	—	2,049	194
DEPRECIATION	21	—	62	6
Gross profit	258	—	774	60
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	281	—	916	191
Operating loss	(23)	—	(142)	(131)
OTHER (INCOME) EXPENSE:
Interest Income	—	—	(2)	—
Loss on sale of asset group	—	—	—	168
Loss from discontinued operations before income taxes	(23)	—	(140)	(299)
PROVISION (BENEFIT) FOR INCOME TAXES	(9)	—	(56)	543
LOSS FROM DISCONTINUED OPERATIONS	$(14)	$—	$(84)	$(842)

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

During the third quarter of 2005, the Company received approximately $1.5 million in proceeds related to the collection of the subordinated notes receivable associated with the disposition of  the Company’s Direct Mail operations.  Due to the uncertaintly of collection, income associated with the notes receivable was not recorded at the time of the divestiture resulting in income from discontinued operations in the third quarter of 2005.

Summarized selected financial information for the 2004 divestitures discussed above is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
REVENUE	$262	$—	$15,789	$7
COST OF SERVICES	750	—	13,484	49
DEPRECIATION	—	—	528	—
Gross profit	(488)	—	1,777	(42)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	347	—	4,693	4
Operating loss	(835)	—	(2,916)	(46)
OTHER (INCOME) EXPENSE:
Interest and other expense (income), net	(39)	—	(19)	—
(Gain) loss on sale of asset group	(361)	(1,450)	1,371	(1,433)
Income (loss) from discontinued operations before income taxes	(435)	1,450	(4,268)	1,387
PROVISION (BENEFIT) FOR INCOME TAXES	(174)	562	(1,707)	538
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(261)	$888	$(2,561)	$849

6. Business Combinations

Goodwill and Intangibles

The changes in the carrying value of goodwill and the components of intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2005	$167,660	$158,479	$326,139
Adjustments related to past acquisition	(1,724)	—	(1,724)
Finalize purchase price allocation	—	(19)	(19)
Net balance as of September 30, 2005	$165,936	$158,460	$324,396

During the third quarter of 2005, the Company recorded an adjustment to previously reported contingent consideration overpayments of approximately $0.8 million related to the operating subsidiary involved in the Company’s internal investigation.  The adjustment in the current quarter had no impact on current year operating cash flow.

Intangibles:

	December 31, 2004		September 30, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$4,283	$(1,084)	$4,283	$(1,284)
Non-compete agreements	2,321	(616)	2,321	(1,035)
Total	$6,604	$(1,700)	$6,604	$(2,319)

Aggregate amortization expense related to intangibles for the nine months ended September 30, 2004 and 2005 was approximately $0.7 million and $0.6 million, respectively.  Estimated amortization expense for the years ending December 31, 2005 through December 31, 2016 is presented in the table below.

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2005	$825
2006	825
2007	737
2008	384
2009	267
Thereafter	1,866
Total	$4,904

Contingent Consideration

Management’s evaluation of the cumulative earnings of acquired companies through December 31, 2004 indicated that an acquired company had met specified earnings targets beyond a reasonable doubt.  As a result, at December 31, 2004, in connection with the 2002 purchase of UIS, approximately $5.3 million of additional consideration remained accrued and was classified as accounts payable and accrued liabilities in the condensed consolidated balance sheets.  There were no changes to management’s evaluation during the nine months ended September 30, 2005.  Pursuant to the terms of the UIS purchase agreement, approximately $4.3 million of contingent consideration was paid in cash to the former shareholders during the three months ended June 30, 2005 and approximately $1.0 million of additional contingent consideration remains accrued.  The Company reserves the right to change the payment mix to use common stock versus cash in satisfying contingent consideration liabilities.  The accrued additional consideration is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets and is expected to be paid in cash by the first quarter of 2006.

As of December 31, 2004, all periods applicable for earnout targets of past acquisitions were completed.

7. Segment Reporting

The Company aggregates its service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. The Company’s reportable segments are organized around customer types and service offerings possessing similar economic characteristics. Management evaluates segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the reportable segments measured before the inclusion of the expense related to the contingent consideration overpayments discussed in Note 10.  The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements.

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

The Company measures segment profit as income from continuing operations before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2005
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$56,554	$48,976	$105,530
Income from continuing operations before income taxes	26,869	5,120	31,989

	THREE MONTHS ENDED SEPTEMBER 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$48,138	$48,560	$96,698
Income (loss) from continuing operations before income taxes	(7,760)	5,562	(2,198)

	NINE MONTHS ENDED SEPTEMBER 30, 2005
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$169,450	$148,465	$317,915
Income from continuing operations before income taxes	37,976	17,917	55,893

	NINE MONTHS ENDED SEPTEMBER 30, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$146,191	$143,421	$289,612
Income (loss) from continuing operations before income taxes	(4,833)	18,103	13,270

Results for the Information Management and Distribution segment include contingent consideration overpayments and adjustments of approximately $10.2 million and $0.8 million for the three and nine months ended September 30, 2004 and 2005, respectively, and approximately $22.7 million related to the net legal settlement for the three and nine months ended September 30, 2005.  See Note 9 and Note 10 for additional discussion regarding these items.

8. Litigation

The Company is, from time to time, a party to litigation. The following is a description of the most significant legal matters that the Company is involved in.  In the event of an adverse outcome in one or more of the legal proceedings our business, financial condition, results of operations or cash flows could be materially adversely affected.

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The four Actions were transferred to a single judge in the Northern District of Texas, Dallas Division and consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigatio., A lead plaintiff has been appointed for the consolidated Action.  In addition to the Company and its CEO and CFO, one of the Company’s subsidiaries and one of the former owners of that subsidiary are named as defendants in the consolidated Action.  The consolidated Action is purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 3, 2001, and October 27, 2004, and seeks unspecified damages.  The Company cannot currently estimate the ultimate resolution of this contingency; however, the Company intends to vigorously defend this matter.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “State Derivative Action”). The State Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release described above dated October 27, 2004, the subsequent restatement of financial results, and certain other events.  All of these claims are asserted derivatively on behalf of the Company and seek unspecified damages against those individuals.

Further, the Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the “Demand Letter”) based on the same set of facts as the State Derivative Action.  The Demand Letter requests the Board to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the Board of Directors that is evaluating the claims made in the State Derivative Action and the Demand Letter.

On October 21, 2005, the purported shareholder who sent the Demand Letter filed a derivative and class action against certain of the Company’s officers and directors as individual defendants and the Company as a nominal defendant in the United States District Court for the Northern District of Texas, Dallas Division (the “Federal Derivative and Class Action”).  The Federal Derivative and Class Action alleges similar facts as the securities Actions, the State Derivative Action, and the Demand Letter and also includes allegations relating to the Company’s October 5, 2005 press release regarding the exploration of strategic alternatives, including the potential sale of the Company.  The Federal Derivative and Class Action asserts claims under section 304 of the Sarbanes-Oxley Act of 2002, for contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934, for breach of fiduciary duty, and for abuse of control and seeks unspecified damages, injunctive relief, and the imposition of a constructive trust against the individual defendants.  The claims are asserted derivatively on behalf of the Company and on behalf of putative classes of those who held the Company’s common stock on October 5, 2005 and those who exchange their shares in a potential sale, if any, of the Company.

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

One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law.  The complaint does not specify the amount of damages sought.  On June 10, 2005, the Court in this matter granted judgment in favor of the plantiffs for an amount as yet to be determined.  On November 3, 2005, a separate hearing on damages was held, but no order has yet been entered.  If and when a judgement is entered, the Company will assess its appellate options.  The Company believes it is adequately reserved for this legal contingency.

SEC Investigation

On January 14, 2005, the Company received written confirmation from the SEC that the SEC had converted its informal inquiry in connection with the Company’s internal investigation and restatement into a formal investigation. The Company is continuing to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company’s understanding of the events leading to its internal investigation. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies.

9.   Legal Settlement

On September 23, 2005, the Company and certain of its subsidiaries, entered into a settlement agreement with the former owners of the operating subsidiary that was the subject of its internal investigation and financial restatement.  In the settlement agreement, the former owners agreed to pay the Company a total of $30 million, consisting of: (i) $20 million in cash, (ii) 89,888 shares of the Company’s common stock valued at approximately $1.8 million, and (iii) an approximate $8.2 million future payment obligation secured by parcels of real estate and payable within 90 days of such settlement.  The Company has perfected its mortgages on all but one such parcels of real estate.

During Septmber 2005, the Company received the $20 million in cash and the 89,888 shares of the Company’s common stock from the former owners.  The common shares were retired and were recorded in the balance sheet as a reduction of common stock and additional paid-in-capital.  In addition, as a result of the settlement agreement, the Company was released from approximately $1.2 million of related liabilities identified and recorded in connection with the financial restatement.   These items were recorded, net of

associated legal fees of $0.3 million,  in the condensed consolidated statements of operations as other (income) expense and are reported under the caption “Net legal settlement”.

The future payment obligation was not recorded as income during the third quarter of 2005 due to uncertainty regarding collection and the value of the consideration that may be received.  Any subsequent collection of the future payment obligation will result in additional settlement income in the period that collection becomes probable and estimable.

10. Customer Remediation Activities

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

Additionally, during the first quarter of 2005, agreements from other customers impacted by the facts relating to the subject of the internal investigation were received and the customer agreed to apply certain balances, classified as long-term customer liability and/or deferred revenue, against current trade accounts receivable the Company had outstanding from such customers.  The net amount applied against trade accounts receivable during the three and six month periods ended June 30, 2005 was approximately $1.0 million and $1.6 million, respectively.

During the third quarter of 2005, the Company entered into an agreement with one of its customers impacted by the facts relating to the subject of the internal investigation.  As a result of the agreement, during the third quarter of 2005, the Company recognized remediation revenue of $1.4 million related to revenue reversals; however, such revenue did not contribute to the Company’s operating cash flow in the current year.  Additionally, the customer agreed to apply certain balances, classified as deferred revenue, against current trade accounts receivable the customer had outstanding with the Company of approximately $0.1 million and as of September 30, 2005 had a remaining credit due from the Company of approximately $0.3 million.  The remaining credit may, at the discretion of the customer, be applied against future trade accounts receivable balances and is reported in the condensed consolidated balance sheets as accounts payable and accrued liabilities.

At September 30, 2005, approximately $1.9 million remains accrued related to customers impacted by the facts relating to the subject of the internal investigation.  These balances were previously reported as Long-Term Customer Liability and Deferred Revenue in prior periods but  were reclassified during the current quarter to accounts payable and accrued liabilities in the condensed consolidated balance sheets as the Company expects the remaining balances to be settled within the next twelve months.  These balances will be recognized in accordance with the agreements negotiated and finalized with each applicable customer.

11. Non-Qualified Retirement Plan

In May 2005, the Board of Directors approved the termination of the Non-Qualified Retirement Plan (“Plan”), effective July 1, 2005.  Distributions to Plan participants were completed during the third quarter of 2005.  At December 31, 2004, the balance sheet included a noncurrent asset and an offsetting long-term obligation of approximately $8.9 million each, related to the Plan.

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

Since the IPO and through September 30, 2005, we have acquired 66 companies and divested 22 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC (“KeyPoint”).  KeyPoint is an economic consulting firm with approximately 26 principals and staff, and a network of academic affiliates.  KeyPoint provides economic, financial, and forensic accounting services in matters involving complex litigation and regulation.  KeyPoint’s clients include companies, law firms, and government and regulatory agencies.  The acquisition of KeyPoint significantly expanded our expertise in new practice areas and helps us strategically position for additional growth in our legal consulting area.  KeyPoint joined our legal consulting service offering and is reported in the Healthcare, Regulatory and Legal Compliance segment. Key Point contributed $5.6 million in revenue in 2004, or approximately 2.9% of total segment revenue, and was moderately accretive to 2004 earnings after consideration of related financing costs and amortization of identified intangibles.

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

Business Segments

We aggregate our service offerings and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. We evaluate segment performance based on revenue and income before income taxes. All centrally incurred corporate costs are allocated to the segments based principally on operating income of the reportable segments measured before the inclusion of the expense related to contingent consideration overpayments.  The reporting segments follow the same accounting policies used for our consolidated financial statements as described in the summary of critical accounting policies.

The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users.  We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government.  For the three months ended September 30, 2004 and 2005, revenue in the Information Management and Distribution segment consisted of approximately $42.7 million and $49.9 million of recurring revenue, respectively, and $5.4 million and $6.7 million of project revenue, respectively.  For the nine months ended September 30, 2004 and 2005, revenue in the Information Management and Distribution segment consisted of approximately $130.2 million and $147.2 million of recurring revenue, respectively, and $16.0 million and $22.3 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, professional economic research and litigation services, and tax benefit services.  For the three months ended September 30, 2004 and 2005, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $18.1 million and $15.8 million of recurring revenue, respectively, and $30.5 million and $33.2 million of project revenue, respectively.  For the nine months ended September 30, 2004 and 2005, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $55.1 million and $48.5 million of recurring revenue, respectively, and $88.3 million and $100.0 million of project revenue, respectively.

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

During 2005, we entered into agreements with four of our customers impacted by the facts relating to the subject of our internal investigation.  As a result of the agreements, we recognized remediation revenue of $4.1 million during the first quarter of 2005, $2.7 million during the second quarter of 2005 and $1.4 million during the third quarter of 2005, related to revenue reversals.  The revenue reversals did not contribute to the Company’s operating cash flow in the current year.  Although the exact timing is indeterminable, additional remediation revenue may be recognized in future periods in accordance with any agreement negotiated and finalized with the remaining customer.

On September 23, 2005, the Company and certain of its subsidiaries, entered into a settlement agreement with the former owners of the operating subsidiary that was subject of our internal investigation and financial restatement.  In the settlement agreement, the former owners agreed to pay the Company a total of $30 million, consisting of:  (i) $20 million in cash, (ii) 89,888 shares of the Company’s common stock valued at approximately $1.8 million, and (iii) an approximate $8.2 million future payment obligation secured by parcels of real estate and payable within 90 days of such settlement.  The Company has perfected its mortgages on all but one such parcels of real estate.

During September 2005, the Company received the $20 million in cash and the 89,888 shares of the Company’s common stock from the former owners.  The common shares were retired and were recorded in the balance sheet as a reduction of common stock and additional paid-in-capital.  In addition, as a result of the settlement agreement, the Company was released from approximately $1.2 million of related liabilities identified and recorded in connection with the financial restatement.  These items were recorded, net of associated legal fees of $0.3 million, in the condensed consolidated statements of operations as other (income) expense and are reported under the caption “Net legal settlement”.

The future payment obligation was not recorded as income during the third quarter of 2005 due to uncertainty regarding collection and the value of consideration that may be received.  Any subsequent collection of the future payment obligation will result in additional settlement income in the period that collection becomes probable and estimable.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

	Three Months Ended September 30,
	2004		2005
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$96,698	100.0%	$105,530	100.0%
Gross Profit	34,194	35.4%	43,641	41.4%
SG&A	24,890	25.7%	32,012	30.3%
Operating income (loss)	(1,174)	(1.2)%	10,633	10.1%
Income (loss) from continuing operations before income taxes	(2,198)	(2.3)%	31,989	30.3%
Income (loss) from continuing operations	(402)	(0.4)%	19,599	18.6%

Revenue

Our operations generated revenues of $105.5 million for the three months ended September 30, 2005, an increase of $8.8 million or  9.1% compared to the same period in 2004.  As previously discussed, during the third quarter of 2005, we recognized remediation revenue of $1.4 million related to revenue reversals in previous years.  After excluding the positive revenue variance related to the remediation revenue, we achieved revenue growth of 7.7% during the third quarter of 2005.  This revenue growth resulted primarily from strong volumes in our project oriented class action claims administration service offering, legal consulting service offering and in our information management service offering that contributed approximately $1.2 million, $1.8 million and $6.7 million, respectively.  Project revenue accounted for $39.9 million or 37.8% of revenue in the current year quarter compared to $35.9 million or 37.1% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenues within our Information Management and Distribution segment increased 17.5% from $48.1 million for the three months ended September 30, 2004, to $56.6 million for the three months ended September 30, 2005.  The increase in segment revenues was primarily the result of: (i) 2004 new business wins converted to revenue during 2005 and increased volumes from existing customers contributing approximately $6.7 million, particularly within our mortgage and federal and state government vertical markets, and (ii) the previously discussed remediation revenues of $1.4 million related to revenue reversals in previous years.  Revenues in the statement processing service offering increased approximately $0.4 million versus the prior year quarter due primarily to growth in new business.

Revenues within our Healthcare, Regulatory and Legal Compliance segment increased 1.0% from $48.6 million for the three months ended September 30, 2004, to $49.0 million for the three months ended September 30, 2005.  Contributing to the revenue increase were higher volumes in our legal consulting service offering which increased approximately $1.8 million or 18.6% and higher volumes of medium to large size projects (i.e. projects greater than $500k of total revenue) in our class action claims administration service offering, which increased approximately $1.2 million or 11.5%.  Offsetting increases in segment revenues were lower revenue of approximately $2.3 million in our medical records release service offering attributable to lower volumes and revenue losses of approximately $0.5 million related to Hurricane Katrina.

Gross profit

Gross profit increased 27.6% from $34.2 million, or 35.4% of revenue, for the three months ended September 30, 2004, to $43.6 million, or 41.4% of revenue, for the three months ended September 30, 2005.  Gross margin increased 600 basis points primarily due to: (i) the previously discussed remediation revenue of $1.4 million contributing 80 basis points, (ii) lower production personnel cost as a percentage of revenue contributing 580 basis points, (iii) increased volumes within our class action claims administration and legal consulting service offerings, which typically produce higher margins and lower bad debt expense due to improved collections in our legal service offerings.  Gross margin improvement resulting from production personnel costs occurred in our information management service offering due to productivity and quality initiatives which included:  introduction of Lean/Six Sigma quality initiatives, implementation of high speed scanning technology to replace labor intensive low speed scanners, implementation of pay for performance compensation strategies, and increased utilization of offshore labor.  Partially offsetting these gross margin improvements were higher facilities related expenses, increased outside services primarily associated with offshore production and higher depreciation expense.

Selling, general and administrative expenses

SG&A increased 28.6% from $24.9 million, or 25.7% of revenue, for the three months ended September 30, 2004, to $32.0 million, or 30.3% of revenue, for the three months ended September 30, 2005.  The increase in SG&A expense relates primarily to the following:  (i) higher compensation expense of approximately $2.4 million primarily related to new management, sales and staffing hires within our information management, claims administration and legal consulting service offerings where a significant portion of our organic growth is being generated, (ii) higher incentive compensation of approximately $3.3 million due to improved performance in the current year and progress to date to achieve full year targets , (iii) higher professional fees of approximately $0.4 million, (iv) higher accounting and related fees associated with ongoing Sarbanes Oxley compliance related activity of approximately $0.4 million, (v) higher legal fees of approximately $0.2 million and (v) ongoing investigation related costs of $0.2 million.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased from a loss of $2.2 million for the three months ended September 30, 2004 to income of $31.2 million for the three months ended September 30, 2005.  The increase was the result of: (i) net settlement income of $22.7 million related to the agreement with the former owners of the Company’s operating subsidiary that was the subject of the Company’s internal investigation and financial restatement discussed above, (ii) contingent consideration overpayments expensed in the prior year quarter of $10.2 million compared to $0.8 million in the current quarter, and (iii) the factors impacting gross profit and SG&A discussed above.  The contingent consideration expense adjustment in the current quarter represents an adjustment to previously reported contingent consideration overpayments. This adjustment had no impact on current year operating cash flow.  Interest expense increased $0.3 million compared to the prior year quarter due primarily to a higher interest rate environment and higher average debt levels.  Each 100 basis point increase in interest rates results in incremental annual interest expense of approximately $0.6 million at current debt levels.

Provision for income taxes

During the third quarter of 2005, income tax expense related to continuing operations was $12.4 million consistent with our expected effective tax rate of 39%.  The net benefit from income taxes reported in the prior year quarter resulted from the loss from continuing operations before income taxes at the effective rate of 40% and an additional benefit in the amount of approximately $0.7 million related to the favorable resolution of certain open tax issues as well as the expiration of statutes of limitations on certain strategic tax positions and an additional benefit of $0.3 million related to increased state tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

	Nine Months Ended September 30,
	2004		2005
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$289,612	100.0%	$317,915	100.0%
Gross Profit	106,962	36.9%	130,704	41.1%
SG&A	80,066	27.6%	92,053	29.0%
Operating income	16,017	5.5%	37,243	11.7%
Income from continuing operations before income taxes	13,270	4.6%	55,893	17.6%
Income from continuing operations	8,879	3.1%	32,988	10.4%

Revenue

Our operations generated revenues of $317.9 million for the nine months ended September 30, 2005, an increase of $28.3 million or 9.8% compared to the same period in 2004.  During the second quarter of 2004, we acquired KeyPoint Consulting, LLC (“KeyPoint”) as a part of our Healthcare, Regulatory and Legal Compliance segment.  KeyPoint contributed approximately $3.1 million to the year over year revenue increase.  In addition, as previously discussed, during the first nine months of 2005, we recognized remediation revenue of $8.1 million related to revenue reversals in previous years.  After excluding the positive revenue variance related to the KeyPoint acquisition and the remediation revenue, our remaining operations achieved revenue growth of 6.0% during the first three quarters of 2005.  This revenue growth resulted primarily from strong volumes in our information management service offering and in our project oriented class action claims administration service offering that contributed approximately $15.0 million and $7.7 million, respectively.  Including the KeyPoint acquisition, project revenue accounted for $122.3 million or 38.5% of revenue in the current year compared to $104.4 million or 36.0% of revenue in the prior year. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenues within our Information Management and Distribution segment increased 15.9% from $146.2 million for the nine months ended September 30, 2004, to $169.5 million for the nine months ended September 30, 2005.  The increase in segment revenues was primarily the result of: (i) increased volumes from existing customers and 2004 new business wins converted to revenue during 2005 of approximately $15.0 million, particularly in our healthcare payer, federal and state government and mortgage vertical markets, (ii) the previously discussed remediation revenues of $8.1 million related to revenue reversals in previous years, and (iii) slightly higher revenues in our statement processing service offering of $0.2 million.

Revenues within our Healthcare, Regulatory and Legal Compliance segment increased 3.5% from $143.4 million for the nine months ended September 30, 2004, to $148.5 million for the nine months ended September 30, 2005.  As mentioned previously, the acquisition of KeyPoint contributed approximately $3.1 million to the year over year increase.  Also contributing to the revenue increase were higher volumes of medium to large size projects (i.e. projects with total revenue greater than $500k) in our class action claims administration service offering, which increased approximately $7.7 million or 30.7%.  Offsetting increases in segment revenues were lower volumes of approximately $1.9 million related to our medical record coding staffing services and lower revenues of approximately $5.0 million in our medical records release services attributable to lower volumes and certain collectibility issues and revenue losses related to Hurricane Katrina of approximately $0.5 million.

Gross profit

Gross profit increased 22.2% from $107.0 million, or 36.9% of revenue, for the nine months ended September 30, 2004, to $130.7 million, or 41.1% of revenue, for the nine months ended September 30, 2005.  Gross margin increased 420 basis points primarily due to: (i) the previously discussed remediation revenues of $8.1 million contributing 150 basis points, (ii) lower production personnel cost as a percentage of revenue contributing 380 basis points, and (iii) increased volumes within our class action claims administration service offering, which typically produces higher margins.  Gross margin improvement resulting from personnel costs occurred in our information management service offering due to productivity and quality initiatives which included:  introduction of Lean/Six Sigma quality initiatives, implementation of high speed scanning technology to replace labor intensive low speed scanners, implementation of pay for performance compensation strategies, and increased utilization of offshore labor.

Factors partially offsetting the gross margin improvements were higher facilities related expenses (an increase of 40 basis points), increased outside services primarily associated with offshore production (an increase of 80 basis points) and higher depreciation expense (an increase of 20 basis points).

Selling, general and administrative expenses

SG&A increased 15.0% from $80.1 million, or 27.6% of revenue, for the nine months ended September 30, 2004, to $92.1 million, or 29.0% of revenue, for the nine months ended September 30, 2005. The increase in SG&A expense relates primarily to: (i) $1.8 million of investigation related costs incurred during the current year, (ii) $1.6 million of incremental SG&A related to the Keypoint acquisition which was acquired during the second quarter of 2004, (iii) $1.1 million of accounting and related fees associated with ongoing Sarbanes Oxley compliance related activity and (iv) $11.9 million of higher personnel related cost.  We have experienced higher personnel related costs as a result of the following: (i) investment in management and sales resources within our class action claims administration service offering, (ii) investment in technology and sales resources within our information management service offering, and (iii) higher incentive compensation related to recent new business win successes and improved year over year performance at the operating level.  Partially offsetting the increase in SG&A were lower legal expenses of $3.6 million related primarily to the settlement of a significant legal matter in our Information Management and Distribution segment during the first quarter of 2004.

Income from continuing operations before income taxes

Income from continuing operations before income taxes increased from $13.3 million for the nine months ended September 30, 2004 to $55.9 million for the nine months ended September 30, 2005.  The increase was the result of: (i) net settlement income of $22.7 million related to the agreement with the former owners of the Company’s operating subsidiary that was the subject of the

Company’s internal investigation and financial restatement discussed above, (ii) contingent consideration overpayments expensed in the prior year of $10.2 million compared to $0.8 million in the current year, and (iii) the factors impacting gross profit and SG&A discussed above.  The contingent consideration expense adjustment in the current year represents an adjustment to previously reported contingent consideration overpayments. This adjustment had no impact on current year operating cash flow.  Interest expense increased $1.4 million compared to the prior year quarter due primarily to a higher interest rate environment and higher average debt levels.   Each 100 basis point increase in interest rates results in incremental annual interest expense of approximately $0.6 million at current debt levels.

Provision for income taxes

Year to date income tax expense related to continuing operations was $22.9 million resulting in an effective tax rate of 41%.  During the second quarter of 2005, an adjustment to correct previously recorded deferred tax accounts increased our effective tax rate for the quarter from 39% to 49%.  Management determined that the impact of this adjustment to the prior year’s reported financial statements was immaterial; consequently, the entire impact was reflected in the second quarter.  Our average effective tax rate for the full year is estimated to be approximately 41%.

Prior year to date tax expense related to continuing operations was $4.4 million and included a benefit during the third quarter of approximately $0.7 million related to the favorable resolution of certain open tax issues as well as the expiration of statutes of limitations on certain strategic tax positions and an additional benefit of $0.3 million related to increased state tax credits.  Collectively, the additional benefits had the effect of lowering our effective tax rate for the nine months ended September 30, 2004 to approximately 33%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had $46.9 million of working capital, including $4.9 million of cash.  Working capital at December  31, 2004 was $34.1 million, including $3.7 million of cash.  For the first nine months of 2005, net cash provided by operating activities from continuing operations was $41.1 million compared to $15.7 million for the same period in 2004.  Key factors contributing to the year over year increase consist of:  (i) receipt of $20 million related to the settlement with the former owners of the Company’s operating subsidiary that was the subject of the Company’s internal investigation and financial restatement, (ii) increase in the deferred income tax provision of $11.8 million primarily associated with the settlement, and (iii) the contingent consideration overpayment in the prior year of $10.2 million.  Partially offsetting the factors discussed above were slower collections during the current year and an increase in accounts receivable related to year over year revenue growth, excluding remediation revenue, of approximately 7% resulting in $12.2 million of lower cash provided by operating activities.

Excluding the positive effects of remediation revenue, days sales outstanding were 47 business days consistent with 47 business days for the second quarter of 2005 and an increase of two business days compared to December 31, 2004.

Based on our current expectations of full year operating results and expectations regarding improvements in accounts receivable collections, we expect to achieve an operating cash flow level for 2005 within a range of $30 million to $35 million, excluding the $20 million settlement payment received in the third quarter and any subsequent proceeds from collection of the future payment obligation related to the settlement.

For the nine months ended September 30, 2005, net cash used in investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $10.4 million and acquisition related payments of $4.4 million, partially offset by divestiture proceeds of $2.3 million.  Divestiture proceeds consisted of: (i) $0.2 million associated with the sale of a non-strategic asset group related to our litigation services operations during the first quarter of 2005, (ii) the collection in the second quarter of $0.6 million of contingent purchase proceeds related to the divestiture of a medical records management operation completed during the third quarter of 2004, and (iii) the receipt of approximately $1.5 million associated with the divestiture of the direct mail business in the third quarter of 2004.  Additionally, pursuant to the terms of the UIS acquisition agreement, approximately $4.3 million of contingent consideration was paid in cash to the former shareholders during the three months ended June 30, 2005 and approximately $1.0 million of additional contingent consideration remains accrued.  The accrued additional consideration is included in accounts payable and accrued liabilities in the condensed consolidated balance sheets and is expected to be paid in cash by the first quarter of 2006.

Net cash used in financing activities from continuing operations was $27.3 million for the nine months ended September 30, 2005.  Payments on our line of credit and other debt arrangements of $201.7 million were partially offset by borrowings from our line of credit of $183.5 million and cash paid for debt issuance costs of $0.2 million.  The settlement proceeds of $20 million discussed above were used to pay down debt.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

On September 29, 2005, we amended our revolving credit facility.  Under the new credit agreement (the “2005 Credit

Agreement”), with Bank of America as agent and  SunTrust Bank and JP Morgan Chase as co-agents, we can from time to time borrow funds up to $100.0 million through September 29, 2008, subject to certain customary financial covenants and ratios.  Meeting these requirements is highly dependent upon maintaining a minimum level of operating results and the continued demand for our services, among other factors.  Additionally, the 2005 Credit Agreement contains an accordion provision for an additional $50 million and restricts the Company’s ability to pay dividends.

Total fees paid during the current quarter related to the new credita agreement were $0.2 million.

Management believes that it has sufficient liquidity from its cash flow and its new revolving credit facility to meet ongoing business needs.  Additionally, depending on the mix of stock and cash used in our strategic acquisition program, if any, we may need to seek further financing through the public or private sale of equity or debt securities.  However, there can be no assurance we could secure such financing if and when it is needed or with terms we deem acceptable.

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,359,852 shares were available as of September 30, 2005; however, such registration statement may require amendment prior to use.

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

Item 3.                Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our term loans, revolving credit facility and Industrial Revenue Bonds. A 100 basis point increase in short-term interest rates would result in approximately $0.6 million of additional expense in 2005 based on our expected average balance outstanding under the credit facility during 2005. Interest rates are fixed on the capitalized lease obligations.

Item 4.           Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to a group comprised of designated members of the Company’s senior management, designated members of functional divisions of the Company, and/or the certifying officers (i.e. Chief Executive Officer and Chief Financial Officer) (collectively, the “Disclosure Committee”), on a timely basis and that information required to be disclosed in reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC Filings.  Because of the inherent limitations of disclosure controls, including the possibility of collusion or improper management override of controls, no matter how comprehensive or well designed such controls are, management may not in all cases be alerted to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Putative Securities Class Action

The Company, and the Company’s CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the “Actions”) were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended.  The four Actions were transferred to a single judge in the Northern District of Texas, Dallas Division, and consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigation. A lead plaintiff has been appointed for the consolidated Action.  In addition to the Company and its CEO and CFO, one of the Company’s subsidiaries and one of the former owners of that subsidiary are named as defendants in the consolidated Aciton.  The consolidated Action is purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 3, 2001, and October 27, 2004, and seeks unspecified damages.  The Company cannot currently estimate the ultimate resolution of this contingency; however, the Company intends to vigorously defend this matter.

Purported Derivative Action and Demand Letter

A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the “State Derivative Action”). The State Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company’s press release described above dated October 27, 2004, the subsequent restatement of financial results, and certain other events. All of these claims are asserted derivatively on behalf of the Company and seeks unspecified damages against those individuals.

Further, the Chairman of the Company’s Board of Directors received from a purported shareholder a demand letter (the

“Demand Letter”) based on the same set of facts as the State Derivative Action.  The Demand Letter requests the Board to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the Board of Directors that is evaluating the claims made in the State Derivative Action and the Demand Letter.

On October 21, 2005, the purported shareholder who sent the Demand Letter filed a derivative and class action against certain of the Company’s officers and directors as individual defendants and the Company as a nominal defendant in the United States District Court for the Northern District of Texas, Dallas Division (the “Federal Derivative and Class Action”).  The Federal Derivative and Class Action alleges similar facts as the securities Action, the State Derivative Action, and the Demand Letter and also includes allegations relating to the Company’s October 5, 2005 press release regarding the exploration of strategic alternatives, including the potential sale of the Company.  The Federal Derivative and Class Action asserts claims under section 304 of the Sarbanes-Oxley Act of 2002, for contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934, for breach of fiduciary duty, and for abuse of control and seeks unspecified damages, injunctive relief, and the imposition of a constructive trust against the individual defendants.  The claims are asserted derivatively on behalf of the Company and on behalf of putative classes of those who held the Company’s common stock on October 5, 2005 and those who exchange their shares in a potential sale, if any, of the Company.

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

One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law.  The complaint does not specify the amount of damages sought.  On June 10, 2005, the Court in this matter granted judgment in favor of the plantiffs for an amount as yet to be determined.  On November 3, 2005, a separate hearing on damages was held,  but no order has yet been entered.  If and when a judgment is entered, the Company will assess its appellate options.  The Company believes it is adequately reserved for this legal contingency.

SEC Investigation

On January 14, 2005, the Company received written confirmation from the SEC that the SEC had converted its informal inquiry in connection with the Company’s internal investigation and restatement into a formal investigation. The Company is continuing to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company’s understanding of the events leading to its internal investigation. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC’s views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value of Shares) that May Yet Be Purchased Under the Plans or Programs

Jul 1, 2005 — Jul 31, 2005	—	$—	—	$17,415,551
Aug 1, 2005 — Aug 31, 2005	—	$—	—	$17,415,551
Sept 1, 2005 — Sept 30, 2005	—	$—	—	$17,415,551

Legal Settlement

On September 23, 2005, the Company and certain of its subsidiaries, entered into a settlement agreement with the former owners of the operating subsidiary that was the subject of its internal investigation and financial restatement. As a part of the settlement proceeds, the former owners returned 89,888 shares of the Company's common stock with a deemed value under the settlement agreement of $20.495 per share, being approximately $1.8 million in the aggregate. The common shares were retired and recorded in the balance sheet as a reduction of common stock and additional paid-in-capital.

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

4.1

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4.2

Form of Rights Agreement, dated as of June 24, 2005, between SOURCECORP, Incorporated and American Stock Transfer & Trust Company which includes as Exhibit A the form of Certificate of Designations of Series A Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 27, 2005)

10.1	Agreement Settling Disputes and Releasing Claims, entered into as of September 23, 2005, by and between the Company and other parties listed therein

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

* Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, INCORPORATED

Date: November 9, 2005	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: November 9, 2005	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No.1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

3.2	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005)

4.1

Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A filed on February 15, 2002)

4.2

Form of Rights Agreement, dated as of June 24, 2005, between SOURCECORP, Incorporated and American Stock Transfer & Trust Company which includes as Exhibit A the form of Certificate of Designations of Series A Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on June 27, 2005)

10.1	Agreement Settling Disputes and Releasing Claims, entered into as of September 23, 2005, by and between the Company and other parties listed therein

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

* Compensatory plan or arrangement.