Form 10-K
period 2005-12-31
SOURCECORP INC
filed 2006-03-31
CIK 936931

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
 COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

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

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the Company's most recently completed second fiscal quarter) was $310,747,394 million based on the last sale price of $19.82 of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on June 30, 2005.

        As of March 24, 2006, 15,683,452 shares of the Registrant's Common Stock were outstanding (excluding 518,099 shares of unvested restricted stock).

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Form 10-K or will be subsequently filed by amendment to this Form 10-K.

SOURCECORP, Incorporated
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

        This Annual Report on Form 10-K (the "Report") contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1993, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, the risks and uncertainties relating to the results of the Company's ongoing Securities and Exchange Commission (SEC) investigation, the actual final costs of our internal investigation and the SEC investigation, the potential impairment of our ability to enter into government contracts as a result of the conduct that was the subject of our internal investigation, the remediation costs relating to the conduct that was the subject of our internal investigation, the potential customer impact of the results of the SEC investigation, the effect of our investigation and financial statement restatement on the trading price of our stock, the integration of our operating companies, the management of our growth, the timing and magnitude of technological advances, the occurrences of future events that could diminish our customers' needs for our services, the change in the degree to which companies continue to outsource business processes, the adverse outcome in any given legal proceeding or claim, the denial of insurance on a particular claim or of a party obligated to provide indemnification being financially able to do so, the conditions to the completion of the prospective merger announced by the Company on March 8, 2006, with entities affiliated with Apollo Management, L.P. (including stockholder approval, the absence of a material adverse change and the satisfaction of the related debt financing) being satisfied or waived, as well as such other risks set forth under the heading Risk Factors included in this report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

        As a national business process outsourcing provider, we operate approximately 72 facilities in 20 states, Washington, D.C. and Mexico, with approximately 4,800 employees at December 31, 2005.

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

Acquisition and Divestiture Strategy

        We have transitioned to an operating company supported by a strategic acquisition program. Since our inception, we have acquired 73 companies and divested 22 operating units as of December 31, 2005. Of these acquisitions, 85% were completed in the first four years following our initial public offering, in January 1996, as we established a geographic footprint to enable us to provide services nationally. Periodically, we evaluate candidates for acquisition, as well as our operating units for possible divestiture, as a part of our strategic plan. From time to time we also evaluate joint ventures, strategic alternatives and other avenues to help maximize shareholder value. Acquisition candidates are evaluated in conjunction with our operating management team in order to acquire those candidates that meet certain strategic requirements. These criteria include service expansion to broaden service offerings, additional technology, added management strength, industry expertise, expansion of our customer base and geographic need. We believe that we will continue to be a successful acquirer of other business process outsourcing solution and knowledge management companies, nevertheless, there are numerous risks associated with our acquisition program. See "Risk Factors." We evaluate the strategic fit of our operations in order to optimize the use of our capital and management resources. Examples of the criteria used in determining strategic fit include, but are not limited to, cash flow generating capability, revenue and earnings growth opportunity, return on invested capital requirements, market growth potential, and expected ongoing capital requirements.

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

        During the first quarter of 2005, we formally committed to a plan of divestiture for a non-strategic asset group related to our litigation service operations reported in our Healthcare, Regulatory and Legal Compliance segment. The sale of this non-strategic asset group was completed during the first quarter of 2005.

Services Offered

        We provide a variety of business process outsourcing solutions and knowledge-based services and draw upon our available services and expertise to develop solutions for our clients based on their specific needs. We aggregate our components, or service offerings, and operations into two reportable segments: (i) Information Management and Distribution, and (ii) Healthcare, Regulatory, and Legal Compliance. See Note 18, Segment Reporting, of Notes to Consolidated Financial Statements of

SOURCECORP, Incorporated and subsidiaries (the "Consolidated Financial Statements") for the last three years' financial results under these segments.

        Information Management and Distribution.    We offer Business Process Outsourcing ("BPO") solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government. Information Management and Distribution represented 53% of revenue during 2005.

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

        Workflow Processing:    Once the documents are digitized and key information is captured in a database, we can host customers' electronic documents and enterprise workflow applications on FASTRIEVE, our Web-based document repository and workflow platform. FASTRIEVE allows customers to quickly implement enterprise workflow applications without the capital investment and ongoing maintenance costs required by an in-house system. Each day, thousands of users at more than thirty companies access FASTRIEVE's secure data center to integrate their electronic documents with workflow applications specific to their industries. FASTRIEVE's online document repository enables workflow processes involving mortgage loan documents, healthcare claims, patient records, personnel files, tax files and other mission critical business document processes. The FASTRIEVE repository currently stores over four billion images.

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

        Healthcare, Regulatory, and Legal Compliance.    We offer specialized knowledge-based processing and consulting services that include medical records release services, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, and professional economic research and litigation services. Healthcare, Regulatory, and Legal Compliance represented 47% of revenue during 2005.

        Medical records release services consists of processing a request for a patient's medical records from a physician, insurance company, attorney, healthcare institution, or individual. The medical records release service provider initially verifies that the release is properly authorized, coordinates the retrieval of the record, determines the relevant parts of the record to be copied and delivers the copied records (or portions thereof) to the requesting party. Medical records release services are provided on-site and off-site pursuant to contracts with hospitals, other large healthcare institutions and insurance companies. The medical records release service provider bills the recipient directly and sometimes pays a fee to the hospital.

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

Sales and Marketing

        We have a broad customer base with no customer accounting for more than 9% of revenue. However, one of our industry customers accounted for approximately 8% of gross profit for the year ended December 31, 2005. The loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients, and could have a material adverse effect on our results of operations. Our sales efforts are accomplished on a national basis through regionally based sales teams with vertical market focus. We continue to focus on increasing revenue from our current customer base through major account management focused on increasing service levels, selling additional services to existing and new departments, and piloting new service offering content.

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

Employees

        At December 31, 2005, we had approximately 4,200 full-time and approximately 600 part-time employees. Our employee count fluctuates from time to time based upon the timing and duration of certain project revenue engagements. We also utilize contract labor in certain functions of our business. At December 31, 2005, we had approximately 136 employees represented by labor unions. We consider our relations with our employees to be good.

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

Our Executive Officers

        The following table sets forth certain information concerning each of our executive officers as of March 24, 2006:

NAME	AGE	POSITION
Thomas C. Walker	73	Chairman of the Board and Chief Development Officer
Ed H. Bowman, Jr.	59	President, Chief Executive Officer and Director
Barry L. Edwards	58	Executive Vice President and Chief Financial Officer
Charles S. Gilbert	39	Senior Vice President, General Counsel and Secretary
Kerry Walbridge	54	Senior Vice President and President—Business Process Solutions Division
Ronald Zazworsky	62	Senior Vice President and President—HealthSERVE Division
Dave Delgado	45	Senior Vice President and President—Legal Claims and Regulatory Compliance Division
Steve Davis	38	Senior Vice President and Chief Information Officer
Ralph D. Burns	51	Vice President of Corporate Development

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

        Barry L. Edwards has been an Executive Vice President and our Chief Financial Officer since August 2000. From November 1994 to March 2000, Mr. Edwards was Executive Vice President and Chief Financial Officer for AMRESCO, a nationwide financial services company. He was responsible for the company's financial reporting, treasury and risk management, corporate accounting, information technology, internal audit functions, human resources, and investor relations. From December 1978 to November 1994, Mr. Edwards was Vice President and Treasurer of Liberty Corporation, an insurance and broadcasting holding company, where he was responsible for all aspects of finance, including SEC reporting, financing, tax, and internal audit functions. Mr. Edwards received a B.S. degree in Finance and Economics from Lehigh University in 1969 and an M.B.A. degree from the University of Virginia Darden School Of Business in 1972. Mr. Edwards is a board member of Ryan's Restaurant Group Inc. and Robert Harris Homes.

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

        Kerry Walbridge, age 53, has been a Division President since March 2001. From April 2000 to December 2000, Mr. Walbridge was President and CEO of eMake Corporation, a first-to-market provider of web hosted Enterprise Resource Planning (ERP) software solutions and electronic supply chain services to the manufacturing market. From August 1998 to April 2000, Mr. Walbridge was Senior Vice President Sales and Marketing for Outsourcing Solutions, Inc., the nation's largest provider of accounts receivable management services. From November 1991 to June 1993 and from June 1996 to August 1998, Mr. Walbridge was a Division Vice President for Electronic Data Systems (EDS) and

from April 1998 to November 1991 Mr. Walbridge was a Division Vice President for McDonnell Douglas Systems Integration. Mr. Walbridge received a B.S. in business from St. Louis University.

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

ITEM 1A.    Risk Factors

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

Potential merger consummation

        On March 8, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of March 7, 2006 (the "Merger Agreement"), among the Company, CorpSource Holdings, LLC ("Purchaser") and CorpSource MergerSub, Inc. ("Merger Sub"). Purchaser and Merger Sub are entities affiliated with Apollo Management, L.P. ("Apollo"). The Merger Agreement contemplates that Merger Sub will be merged with and into the Company (the "Merger") and each outstanding share of common stock of the Company will be converted into the right to receive $25.00 per share in cash, without interest. The consummation of the Merger is subject to various customary conditions, including adoption of the Merger Agreement by the Company's stockholders, expiration of the antitrust waiting period, the absence of a material adverse change in the Company's business and the receipt of committed debt financing by Purchaser. No assurance can be given that such conditions will be satisfied or waived.

        The Merger Agreement contains representations and warranties by the Company, Purchaser and Merger Sub. The representations and warranties reflect negotiations between the parties to the Merger Agreement and, in certain cases, merely represent allocation decisions among the parties and may not be statements of fact. As such, the representations and warranties are solely for the benefit of the parties to the Merger Agreement and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules to the Merger Agreement. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact.

SEC investigation

        On January 14, 2005, the Company received written confirmation from the SEC that the SEC had converted its informal inquiry in connection with the Company's internal investigation and restatement into a formal investigation. The Company is continuing to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company's understanding of the events leading to its internal investigation. We are unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC's views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies

Pending litigation

        We are party to significant litigation, which is described in more detail in "Item 3—Legal Proceedings." If any of these proceedings is decided against us, we could be subject to substantial damages or other penalties.

Customer arrangements following internal investigation

        Some of the issues identified in our internal investigation may impact the degree to which some customers are willing to continue to do business with us. Further, as some of the issues identified in our internal investigation involved contracts with State and Federal agencies, we may be subject to penalties or charges that potentially could include a suspension or other impairment of our (or the Operating Subsidiary that was the subject of our internal investigation's) ability to enter into future arrangements with such governmental bodies. However, we cannot predict with certainty the amount of such potential remediation costs or whether such remediation offers will be accepted.

Contract profitability factors

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

Revenue mix impact on financial performance

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

Impact of changes in business practices and technology

        We derive our revenue primarily from document and information intensive industries. Fundamental changes in the business practices of any of these client industries whether due to regulators, technology, the internet or other developments, could cause a material reduction in demand by our clients for the services offered by us. Any reduction in demand could have a material adverse effect on our results of operations. The business process outsourcing service industry is characterized by technological change, evolving client needs, and emerging technical standards. We cannot assure you that we will be able to obtain new technologies, that we will be able to effectively implement new technologies on a cost-effective or timely basis or that such technologies will not render obsolete our role as a third party provider of business process outsourcing services.

Client concentration/investments in clients

        Our success depends substantially upon retaining our significant clients. One of our customers represents 9% of our revenue and 8% of our gross profit for the period ended December 31, 2005. Generally, we may lose clients due to a merger or acquisition, business failure, contract expiration, conversion to a competitor, or conversion to an in-house system. We cannot guarantee that we will be able to retain long-term relationships or secure renewals of short-term relationships with our significant clients in the future. We incur a high level of fixed costs related to certain of our business process outsourcing clients. These fixed costs result from significant investments, including computer hardware platforms, computer software, facilities, and client service infrastructure. The loss of any one of our significant clients could leave us with a significantly higher level of fixed costs than is necessary to serve our remaining clients.

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

Business interruptions

        Certain of our operations are performed at a single location and are dependent on continuous computer, electrical, and telephone service. As a result, any disruption of our day-to-day operations could have a material adverse effect upon us. We cannot assure you that a fire, flood, earthquake, terrorist activities, power loss, telephone service loss, problems caused by computer or technology issues, or other events affecting one or more of our facilities would not disable these services. Any significant damage to any facility or other failure that causes significant interruptions in our operations may not be covered by insurance. During 2005, we incurred losses associated with property damage and business interruption related to Hurricane Katrina.

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

Financial covenants

        Under our line of credit agreement, we are subject to certain reporting requirements and financial covenants, including requirements to maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial leverage ratios. An erosion of our business could place the Company out of compliance with these covenants. Potential remedies for the lenders include declaring all outstanding amounts immediately payable, terminating commitments and enforcing any liens; however, in the event of any future noncompliance the Company may seek a waiver from such lenders. See Note 11, Long-term Obligations and Credit Facilities, of Notes to Consolidated Financial Statements.

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

        In connection with the preparation and review of the Company's financial statements for its Annual Report on Form 10-K for the year ended December 31, 2005, we performed as of October 31, 2005, the annual goodwill impairment test as required by SFAS No. 142. The annual test indicated the carrying value of our HealthSERVE reporting unit within the Healthcare, Regulatory and Legal Compliance reportable segment exceeded its fair value. As a result, we recorded a pre-tax, non-cash impairment charge of approximately $38.3 million in the fourth quarter of 2005, which is slightly greater than the amount estimated at the time the Company filed its notification of late filing on Form 12b-25 for the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Breach of confidentiality

        A substantial portion of our business involves the handling of documents containing privacy controlled, confidential and other sensitive information. Although we have established procedures intended to prevent any unauthorized disclosure of confidential information and, in some cases, have contractually limited our potential liability for unauthorized disclosure of such information, we cannot assure you that unauthorized disclosures will not result in a material liability to us. Further, any such unauthorized disclosure may damage the Company's reputation and result in a material loss of customers.

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

Our Board of Directors may be able to delay or prevent takeovers

        On June 24, 2005, the Board of Directors of the Company approved certain amendments to the Company's Amended and Restated By-Laws. The amendments among other things modified who can call a special meeting of stockholders or adjourn a stockholders meeting, established certain advance notice and other procedural requirements with respect to stockholder action by written consent and stockholder actions at any stockholder meeting, and revised the provisions regarding the establishment of record dates to correspond to the requirements of Delaware law. Such amendments might have a consequence of delaying or discouraging a proxy contest.

        Our Board of Directors is empowered to issue preferred stock without stockholder action and on June 24, 2005, the Company adopted a stockholders' rights plan (the "Rights Plan"), which could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. See Note 14, Stockholders' Equity, of Notes to Consolidated Financial Statements for further information relating to the Rights Plan. Immediately prior to the execution of the Merger Agreement with the Apollo affiliates, the Company and the related rights agent entered into an amendment to the Rights Plan that provided that neither the execution of the Merger Agreement nor the consummation of the related Merger would trigger the provisions of the Rights Plan.

ITEM 1B.    Unresolved Staff Comments

        Not applicable

ITEM 2.    Properties

        As of December 31, 2005, we operated approximately 72 facilities in the following 20 states: Arkansas, Arizona, California, Colorado, Florida, Georgia, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, New Jersey, New York, Pennsylvania, South Carolina, Texas, Washington and Wisconsin. Except for the three facilities we own (which are located in Maryland, Florida and Alabama) all of these facilities were leased and were principally used for operations and general administrative functions. As of December 31, 2005, such leased facilities consisted of approximately 2.1 million square feet. In addition, our employees are in numerous client locations where we neither own nor lease the occupied space, primarily in connection with our Healthcare, Regulatory and Legal Compliance segment. See Note 12, Lease Commitments, of Notes to Consolidated Financial Statements for further information relating to leases.

        In order to secure our obligations under our current line of credit, we granted to Bank of America as agent and SunTrust Bank and JP Morgan Chase as co-agents, a security interest in the capital stock of our material subsidiaries and, in the event we exceed a designated leverage ratio, a lien on substantially all of our properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." See Note 11, Long-term Obligations and Credit Facilities, of Notes to Consolidated Financial Statements.

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

Putative Securities Class Action

        The Company, and the Company's CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company's press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the "Actions") were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The four Actions were transferred to a single judge in the Northern District of Texas, Dallas Division and consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigation, A lead plaintiff has been appointed for the consolidated Action. In addition to the Company and its CEO and CFO, one of the Company's subsidiaries and one of the former owners of that subsidiary are named as defendants in the consolidated Action. The consolidated Action is purportedly on behalf of all persons who purchased the Company's common stock during the period between May 3, 2001, and October 27, 2004, and seeks unspecified damages. The Company cannot currently estimate the ultimate resolution of this contingency; however, the Company intends to vigorously defend this matter.

Purported Derivative Action and Demand Letter

        A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company's current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the "State Derivative Action"). The State Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company's press release described above dated October 27, 2004, the subsequent restatement of financial results, and certain other events. All of these claims are asserted derivatively on behalf of the Company and seek unspecified damages against those individuals.

        Further, the Chairman of the Company's Board of Directors received from a purported shareholder a demand letter (the "Demand Letter") based on the same set of facts as the State

Derivative Action. The Demand Letter requests the Board to take certain action, but does not seek damages against the Company. The Company has formed a special committee of the Board of Directors that continues to evaluate the claims made in the State Derivative Action and the Demand Letter.

        On October 21, 2005, the purported shareholder who sent the Demand Letter filed a derivative and class action against certain of the Company's officers and directors as individual defendants and the Company as a nominal defendant in the United States District Court for the Northern District of Texas, Dallas Division (the "Federal Derivative and Class Action"). The Federal Derivative and Class Action alleges similar facts as the securities Actions, the State Derivative Action, and the Demand Letter and also includes allegations relating to the Company's October 5, 2005 press release regarding the exploration of strategic alternatives, including the potential sale of the Company. The Federal Derivative and Class Action asserts claims under section 304 of the Sarbanes-Oxley Act of 2002, for contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934, for breach of fiduciary duty, and for abuse of control and seeks unspecified damages, injunctive relief, and the imposition of a constructive trust against the individual defendants. The claims are asserted derivatively on behalf of the Company and on behalf of putative classes of those who held the Company's common stock on October 5, 2005 and those who exchange their shares in a potential sale, if any, of the Company.

        Pursuant to an agreed order dated November 18, 2005, all proceedings in the Federal Derivative and Class Action were stayed pending resolution of the motions to dismiss filed in the securities Action. On or about March 20, 2006, the plaintiff filed a motion to lift the stay so that it may amend the Federal Derivative and Class Action complaint. In papers filed with the motion, the plaintiff stated that it was considering amending the complaint to add claims under the federal proxy laws relating, in part, to materials that would be filed following the date of the motion in connection with the Merger Agreement announced by the Company on March 8, 2006.

Merger Agreement Related Actions

        On March 8, 2006, the Company and members of its Board of Directors, as well as Apollo Management, L.P. ("Apollo") were named as defendants in a putative class action filed in the Court of Chancery of the State of Delaware, New Castle County (the "Delaware Action"), in response to the Company's announced agreement to be acquired by affiliates of Apollo. The Delaware Action asserts claims for breach of fiduciary duty against members of the Company's board of directors and alleges that, among other things, the consideration to be paid to the stockholders of the Company in the merger is unfair and inadequate and was not the result of a full and fair sale process or adequate market check. The Delaware Action also asserts a claim against Apollo for aiding and abetting such alleged breaches of fiduciary duties. Among other things, the Delaware Action seeks unspecified damages and an injunction against the proposed merger (or rescission of the merger if it is completed).

        Also on March 8, 2006, the members of the Company's board of directors were named as defendants and the Company was named as a nominal defendant in a purported stockholder derivative action filed in the 95th District Court for Dallas County, Texas. This action is based on similar allegations as the Delaware Action and asserts claims for breach of fiduciary duty against members of the Company's board of directors. All of these claims are asserted derivatively on behalf of the Company and seek, among other things, unspecified damages against those individuals and an injunction against the proposed merger (or rescission of the merger if it is completed).

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

        One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp.,  & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law. The complaint does not specify the amount of damages sought. On June 10, 2005, the Court in this matter granted judgment in favor of the plaintiffs and on November 3, 2005, a separate hearing on damages was held. Following such hearing, the Court assessed damages of approximately $0.5 million with interest, which the plaintiffs claim approximates $0.1 million. The Company is assessing its appellate options and believes it is adequately reserved for this legal matter.

SEC Investigation

        On January 14, 2005, the Company received written confirmation from the SEC that the SEC had converted its informal inquiry in connection with the Company's internal investigation and restatement into a formal investigation. The Company is continuing to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company's understanding of the events leading to its internal investigation. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC's views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the year ended December 31, 2005, no matters were submitted to a vote of the security holders.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer's Purchase of Equity Securities

Market Information

        Our common stock trades on The Nasdaq Stock Market under the symbol "SRCP". The following table sets forth, for our fiscal periods indicated, the range of high and low reported sale prices for our common stock.

	High	Low
Fiscal Year 2004
First Quarter	$28.78	$24.21
Second Quarter	$28.97	$21.85
Third Quarter	$27.89	$21.08
Fourth Quarter	$23.41	$14.92
Fiscal Year 2005
First Quarter	$22.02	$16.48
Second Quarter	$23.06	$16.74
Third Quarter	$23.48	$19.25
Fourth Quarter	$26.81	$20.30

Holders

        On March 24, 2006, the last reported sale price of our common stock on the Nasdaq Stock Market was $24.34 per share. At March 24, 2006, there were 67 holders of record of our common stock and 15,683,452 shares outstanding.

Dividends

        We have not declared any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and intend to retain our earnings, if any, to finance the expansion of our business and for general corporate purposes. Further, our credit facility, as well as our Merger Agreement with the Apollo affiliates, prohibit payment of cash and similar dividends. Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors that our Board of Directors deems relevant.

        The Company did not repurchase shares of its common stock during 2005, however, as contemplated by the Company's 2002 Long-Term Incentive Plan, on January 10, 2006, 16,726 shares were withheld as payment of tax liabilities incident to vesting of restricted stock issued in accordance with Rule 16b-3.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Oct 1, 2005 - Oct 31, 2005	—	—	—	$17,415,551
Nov 1, 2005 - Nov 30, 2005	—	—	—	$17,415,551
Dec 1, 2005 - Dec 31, 2005	—	—	—	$17,415,551

        On September 23, 2005, the Company and certain of its subsidiaries, entered into a settlement agreement with the former owners of the operating subsidiary that was the subject of its internal investigation and financial statement restatement. As a part of the settlement proceeds, the former owners returned 89,888 shares of the Company's common stock with a deemed value under the settlement agreement of $20.495 per share, being approximately $1.8 million in the aggregate. The common shares were retired and recorded in the balance sheet as a reduction of common stock and additional paid-in-capital.

ITEM 6.    Selected Financial Data

Selected Financial Data

        We were founded in September 1994, and we effectively began our operations on January 26, 1996, following the completion of our initial public offering ("IPO"). We acquired, simultaneously with and as a condition to the closing of the IPO, seven founding companies.

        Since the IPO and through December 31, 2005, we have acquired 66 companies and have divested 22 operating units by sale or closure. Our results of operations, for the periods presented, include the results of the acquired companies from the date of their respective acquisition and the results of the divestitures up to the effective date of the divestiture.

        Our Selected Financial Data have been derived from our consolidated financial statements. Arthur Andersen LLP audited our 2001 consolidated financial statements. Deloitte & Touche LLP audited our 2002, 2003, 2004 and 2005 consolidated financial statements.

        The results of the operating unit divested in 2005 are included up to the effective date of the divestiture and are reported as discontinued operations for all periods presented as discussed in Item 8. Financial Statements—Note 6. Discontinued Operations. Our Selected Financial Data provided below should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this Report.

Selected Financial Data
(In thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003	2004	2005
Statement of Operations Data(1):
Revenue	$392,657	$373,946	$374,381	$381,645	$415,885
Cost of services exclusive of depreciation	232,353	221,031	218,967	229,227	234,041
Special charges(2)	417	—	—	—	—
Depreciation	12,963	12,430	12,617	12,677	14,238

Gross profit	146,924	140,485	142,797	139,741	167,606
Selling, general and administrative expenses	91,832	93,369	98,121	109,717	122,495
Contingent consideration overpayment(3)	—	8,605	7,223	10,165	789
Special charges(2)	62,167	—	—	—	—
Goodwill impairment(4)	—	—	—	—	38,295
Amortization(5)	9,078	356	355	991	825

Operating income (loss)	(16,153)	38,155	37,098	18,868	5,202
Interest and other (income) expense, net	9,370	6,500	3,589	4,600	4,918
Net legal settlement(6)	—	—	—	—	(30,862)

Income (loss) from continuing operations before income taxes	(25,523)	31,655	33,509	14,268	31,146
Provision (benefit) for income taxes	(1,346)	11,854	13,410	3,569	21,266

Income (loss) from continuing operations	(24,178)	19,801	20,099	10,699	9,880
Income (loss) from discontinued operations, net of tax(7)	3,490	838	(1,018)	(2,600)	7

Net income (loss)	$(20,688)	$20,639	$19,081	$8,099	$9,887

Net income (loss) per common share
Basic:
Continuing Operations	$(1.44)	$1.14	$1.22	$0.67	$0.63
Discontinued Operations	0.20	0.05	(0.06)	(0.16)	0.00

Total	$(1.24)	$1.19	$1.16	$0.51	$0.63

Diluted:
Continuing Operations	$(1.44)	$1.12	$1.21	$0.66	$0.61
Discontinued Operations	0.20	0.05	(0.06)	(0.16)	0.00

Total	$(1.24)	$1.17	$1.15	$0.50	$0.61

Weighted average common shares outstanding
Basic	16,748	17,334	16,452	15,893	15,655
Diluted	16,748	17,609	16,565	16,217	16,076
Balance Sheet Data:
Working capital	$58,534	$38,988	$36,600	$34,112	$36,805
Total assets	457,780	457,342	452,536	469,415	418,636
Long-term obligations, net of current maturities	116,055	89,640	73,390	87,547	37,924
Stockholders' equity	268,634	292,944	293,084	292,421	304,361

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

(3)
As discussed in Note 3, Internal Investigation, of the Notes to Consolidated Financial Statements, revenue recognition and expense omission issues at the Operating Subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary. As a result, earnings before interest and taxes attributable to the Operating Subsidiary were overstated during the Earn-Out Period(s) resulting in payments made under the provisions of the Earn-out Agreements that otherwise would not have been made. The earn-out overpayments have been expensed in the periods paid. The 2005 amount represents an adjustment to the previously reported overpayments. The adjustment had no impact on 2005 operating cash flow.

(4)
We performed the annual goodwill impairment test as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of October 31, 2005. The annual test indicated the carrying value our HealthSERVE reporting unit within the Healthcare, Regulatory and Legal Compliance reportable segment exceeded its fair value. As a result, we recorded a pre-tax, non-cash impairment charge of approximately $38.3 million in the fourth quarter of 2005.

(5)
On January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated amortization, on a prospective basis, of goodwill and other intangible assets that have indefinite useful lives.

(6)
On September 23, 2005, we entered into a settlement agreement with the former owners of the operating subsidiary that was the subject of our internal investigation. In the settlement agreement, the former owners agreed to pay us a total of $30 million, consisting of: (i) $20 million in cash, (ii) 89,888 shares of the Company's common stock valued at approximately $1.8 million, and (iii) an approximate $8.2 million future payment obligation secured by parcels of real estate and payable within 90 days of such settlement.

  In September 2005, we received the $20 million in cash and the 89,888 shares of the Company's common stock from the former owners. In December 2005, we collected the $8.2 million future payment obligation. In addition, as a result of the settlement agreement, we were released from approximately $1.2 million of related liabilities identified and recorded in connection with the internal investigation.

  These items discussed above were recorded, net of associated legal fees of approximately $0.3 million.

(7)
Represents the results of the operating units divested in 2004 as part of the 2004 plan of divestiture for certain non-strategic asset groups and the operating unit divested in 2005. The results of these asset groups are reported up to the effective date of the divestiture as discontinued operations for all periods presented.

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

        Since the IPO, we have acquired 66 companies and divested 22 operating units by sales or closures. We evaluate candidates for acquisition and periodically for divestiture as a part of our strategic plan of providing customers a single solution for business process outsourcing and knowledge-based processing and consulting services. The criteria for evaluation include geographic need, additional technology, market growth potential, industry expertise, service expansion to broaden service offerings, expansion of our customer base, revenue and earnings growth potential, and expected sources and uses of capital.

        On May 4, 2004, we announced the acquisition of KeyPoint Consulting, LLC ("KeyPoint"). KeyPoint is an economic consulting firm with approximately 26 principals and staff, and a network of academic affiliates. KeyPoint provides economic, financial, and forensic accounting services in matters involving complex litigation and regulation. KeyPoint's clients include companies, law firms, and government and regulatory agencies. The acquisition of KeyPoint significantly expands our expertise in new practice areas and helps us strategically position for additional growth in our legal consulting area. Keypoint joined our legal consulting service offering and is reported in the Healthcare, Regulatory and Legal Compliance segment. Key Point contributed $5.6 million in revenue in 2004, or approximately 3% of total segment revenue, and was moderately accretive to 2004 earnings after consideration of related financing costs and amortization of identified intangibles.

        During the first quarter of 2004, we completed a strategic evaluation of our operations based on certain criteria, such as strategic and financial fit, and future growth prospects. As a result, on May 6, 2004, we formally committed to a plan of divestiture for certain non-strategic asset groups. The asset groups to be divested include the Direct Mail operations, previously reported in our Information Management and Distribution segment, and two medical records management operations that were reported in our Healthcare, Regulatory and Legal Compliance segment. Collectively, these asset groups incurred losses, net of tax, of $0.8 million for the full year ended December 31, 2003. During the quarter ended June 30, 2004, we completed the sale of one of the medical records management operations. The divestiture of the other medical records management operation and the Direct Mail operations were completed during the quarter ended September 30, 2004. See Note 6, Discontinued Operations, of the Notes to the Consolidated Financial Statements, for a more detailed discussion.

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

        See Note 6, Discontinued Operations, of the Notes to the Consolidated Financial Statements, for a more detailed discussion.

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

        The identified segments are as follows:

        Information Management and Distribution.    We offer Business Process Outsourcing ("BPO") solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users. We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government. In 2005, Information Management and Distribution represented 53.0% of revenue. Project revenue accounted for 12.6% of the segment's revenue with recurring revenue accounting for the remaining 87.4% during 2005.

        Healthcare, Regulatory, and Legal Compliance.    We offer specialized knowledge-based processing and consulting services that include medical records release services, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, professional economic research and litigation services, and tax benefit services. In 2005, Healthcare, Regulatory and Legal Compliance represented 47.0% of revenue. Project revenue accounted for 67.6% of the segment's revenue with recurring revenue accounting for the remaining 32.4% during 2005. In the fourth quarter of 2005, we recorded a pre-tax non-cash impairment charge of approximately $38.3 million related to the HealthSERVE reporting unit within this reportable segment. The reporting unit's long-term profitability and cash flow forecasts, associated with our 2006 annual budgeting process, were significantly lower than prior forecasts and are the primary reason for the goodwill impairment.

Goodwill Impairment

        We performed the annual goodwill impairment test as required by SFAS No. 142, Goodwill and Other Intangible Assets, as of October 31, 2005. The annual test indicated the carrying value our HealthSERVE reporting unit within the Healthcare, Regulatory and Legal Compliance reportable segment exceeded its fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of approximately $38.3 million in the fourth quarter of 2005.

Internal Investigation

        During October 2004, the Company, with the oversight and approval of the Audit Committee of the Board of Directors, initiated an investigation of the financial results of one of the Company's operating subsidiaries in the Information Management and Distribution reportable segment (the "Operating Subsidiary"). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary. The overpayments and over accruals of contingent consideration amounts were originally recognized as additional goodwill of the acquired business.

        As described in the Company's critical accounting policies, revenue is recognizable when each of the following conditions is met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured. The investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary. As a result, the revenue previously recognized that did not meet all the mentioned revenue recognition conditions was reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue. Notwithstanding the reversal of revenue, the direct costs associated with the reversed revenue continued to be reported in the period incurred.

        During the first quarter of 2005, the Company entered into an agreement with one of its customers impacted by the facts relating to the subject of the internal investigation. As a result of the agreement, during the first quarter of 2005, the Company recognized remediation revenue of $4.1 million related to revenue reversals; however, such revenue did not contribute to the Company's operating cash flow in the current year.

        Additionally, during the first quarter of 2005, agreements from other customers impacted by the facts relating to the subject of the internal investigation were received and the customers agreed to apply certain balances, classified as long-term customer liability and/or deferred revenue, against current trade accounts receivable the Company had outstanding from such customers. The net amount applied against trade accounts receivable during 2005 related to these agreements was approximately $1.6 million.

        During the second quarter of 2005, the Company entered into agreements with two additional customers impacted by the facts relating to the subject of the internal investigation. As a result of the agreements, during the second quarter of 2005, the Company recognized remediation revenue of $2.7 million related to revenue reversals; however, such revenue did not contribute to the Company's operating cash flow in the current year.

        During the third quarter of 2005, the Company entered into an agreement with an additional customer impacted by the facts relating to the subject of the internal investigation. As a result of the agreement, during the third quarter of 2005, the Company recognized remediation revenue of $1.4 million related to revenue reversals; however, such revenue did not contribute to the Company's operating cash flow in the current year. Additionally, the customer agreed to apply certain balances, classified as deferred revenue, against current trade accounts receivable such customer had outstanding with the Company of approximately $0.1 million. At December 31, 2005, this customer has a remaining credit due from the Company of approximately $0.3 million. The remaining credit may, at the discretion of the customer, be applied against future trade accounts receivable balances and is reported in the consolidated balance sheets as accounts payable and accrued liabilities.

        At December 31, 2005, approximately $1.9 million remains accrued related to other customers impacted by the facts relating to the subject of the internal investigation. These balances were previously reported as Long-Term Customer Liability and Deferred Revenue in prior periods but were reclassified during the third quarter of 2005 to accounts payable and accrued liabilities in the consolidated balance sheets as the Company expects the remaining balances to be settled within the next twelve months. These balances will be recognized in accordance with the agreements negotiated and finalized with each applicable customer.

Merger Agreement

        On March 8, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of March 7, 2006 (the "Merger Agreement"), among the Company, CorpSource Holdings, LLC ("Purchaser") and CorpSource MergerSub, Inc. ("Merger Sub"). Purchaser and Merger Sub are entities affiliated with Apollo Management, L.P. ("Apollo"). The Merger Agreement contemplates that Merger Sub will be merged with and into the Company (the "Merger") and each outstanding share of common stock of the Company will be converted into the right to receive $25.00 per share in cash, without interest. The consummation of the Merger is subject to various customary conditions, including adoption of the Merger Agreement by the Company's stockholders, expiration of the antitrust waiting period, the absence of a material adverse change in the Company's business and the receipt of committed debt financing by Purchaser. No assurance can be given that such conditions will be satisfied or waived.

        The Merger Agreement contains representations and warranties by the Company, Purchaser and Merger Sub. The representations and warranties reflect negotiations between the parties to the Merger Agreement and, in certain cases, merely represent allocation decisions among the parties and may not be statements of fact. As such, the representations and warranties are solely for the benefit of the parties to the Merger Agreement and may be limited or modified by a variety of factors, including: subsequent events, information included in public filings, disclosures made during negotiations, correspondence between the parties and disclosure schedules to the Merger Agreement. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time and you should not rely on them as statements of fact.

Results of Operations

        The following table sets forth certain items as shown in "Item 6. Selected Financial Data" expressed as a percentage of total revenue for the periods indicated:

	Year Ended December 31
	2003	2004	2005
Revenue	100.0%	100.0%	100.0%
Cost of services(1)	58.5	60.1	56.3
Depreciation	3.4	3.3	3.4

Gross profit	38.1	36.6	40.3
Selling, general and administrative expenses(2)	26.2	28.7	29.4
Contingent consideration overpayment	1.9	2.7	0.2
Goodwill impairment	—	—	9.2
Amortization	0.1	0.3	0.2

Operating income	9.9	4.9	1.3
Interest and other (income) expense, net	0.9	1.2	1.2
Net legal settlement	—	—	(7.4)

Income from continuing operations before income taxes	9.0	3.7	7.5
Provision for income taxes	3.6	0.9	5.1

Income from continuing operations	5.4	2.8	2.4
Income (loss) from discontinued operations, net of taxes	(0.3)	(0.7)	0.0

Net income	5.1%	2.1%	2.4%

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005		2004
	($000's)	% of Revenue	($000's)	% of Revenue
Revenue	$415,885	100.0%	$381,645	100.0%
Gross Profit	167,606	40.3%	139,741	36.6%
SG&A	122,495	29.4%	109,717	28.7%
Operating income	5,202	1.3%	18,868	4.9%
Income from continuing operations before tax	31,146	7.5%	14,268	3.7%
Income from continuing operations	9,880	2.4%	10,699	2.8%

Revenue

        Our revenue possesses both project and recurring characteristics. Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue margins are usually higher than our average margins and the workload can be highly volatile. Project revenue is typically based on time and material arrangements and predominately occurs within our Healthcare, Regulatory, and Legal Compliance segment. Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on transaction volumes sent to us by our customers at an agreed upon fixed rate per unit. Our customers' volumes are generally not contractually or otherwise guaranteed. Recurring revenue typically possesses lower margins than project revenue but is usually more predictable. Project revenue accounted for $160.0 million or 38.5% of revenue in 2005 compared to $135.7 million or 35.6% of revenue in 2004.

        Our operations generated revenues of $415.9 million in 2005, an increase of $34.2 million or 9.0% compared to 2004. During the second quarter of 2004, we acquired KeyPoint Consulting, LLC ("KeyPoint") as a part of our Healthcare, Regulatory and Legal Compliance segment. KeyPoint contributed approximately $3.9 million to the year over year revenue increase. In addition, as previously discussed, during 2005, we recognized remediation revenue of $8.1 million related to revenue reversals in previous years. After excluding the positive revenue variance related to the KeyPoint acquisition and the remediation revenue, our remaining operations achieved revenue growth of 5.9% during 2005. This revenue growth resulted primarily from strong volumes in our information management service offering and in our project oriented class action claims administration service offering that contributed approximately $16.9 million and $11.5 million, respectively.

        Revenues within our Information Management and Distribution segment increased 13.3% from $194.5 million in 2004, to $220.3 million in 2005. The increase in segment revenues was primarily the result of: (i) increased volumes from existing customers and new business wins converted to revenue during 2005 of approximately $16.9 million, particularly in our healthcare payer, federal and state government and mortgage vertical markets, (ii) the previously discussed remediation revenues of $8.1 million related to revenue reversals in previous years, and (iii) slightly higher revenues in our statement processing service offering of $0.8 million.

        Revenues within our Healthcare, Regulatory and Legal Compliance segment increased 4.5% from $187.2 million in 2004, to $195.5 million in 2005. As mentioned previously, the acquisition of KeyPoint contributed approximately $3.9 million to the year over year increase. Also contributing to the revenue increase were higher volumes of medium to large size projects (i.e. projects with total revenue greater than $500k) in our class action claims administration service offering, which increased approximately $11.5 million or 35.5%. Offsetting increases in segment revenues were lower volumes of approximately $0.7 million related to our medical record coding staffing services and lower revenues of approximately $6.1 million in our medical records release services attributable to lower volumes and certain collectibility issues and revenue losses related to Hurricane Katrina of approximately $1.4 million.

Gross profit

        Gross profit increased 19.9% from $139.7 million, or 36.6% of revenue in 2004, to $167.6 million, or 40.3% of revenue in 2005. Gross margin increased 370 basis points primarily due to: (i) the previously discussed remediation revenues of $8.1 million contributing 120 basis points, (ii) lower production personnel cost as a percentage of revenue contributing 400 basis points, and (iii) increased volumes within our class action claims administration service offering, which typically produces higher margins. Gross margin improvement resulting from personnel costs occurred in our information management service offering due to productivity and quality initiatives which included: introduction of Lean/Six Sigma quality initiatives, implementation of high speed scanning technology to replace labor intensive low speed scanners, implementation of pay for performance compensation strategies, and increased utilization of offshore labor.

        Factors partially offsetting the gross margin improvements were higher facilities related expenses (an increase of 30 basis points), increased outside services primarily associated with offshore production (an increase of 90 basis points) and higher depreciation expense (an increase of 20 basis points).

Selling, general and administrative expenses

        SG&A increased 11.6% from $109.7 million, or 28.7% of revenue in 2004, to $122.5 million, or 29.4% of revenue in 2005. The increase in SG&A expense relates primarily to: (i) $1.7 million of incremental SG&A related to the Keypoint acquisition which was acquired during the second quarter of 2004, (ii) $1.1 million of accounting and related fees associated with ongoing Sarbanes Oxley compliance related activity and (iii) $11.9 million of higher personnel related cost. We have experienced higher personnel related costs as a result of the following: (i) investment in management and sales resources within our class action claims administration service offering, (ii) investment in technology and sales resources within our information management service offering, and (iii) higher incentive compensation related to recent new business win successes and improved year over year performance at the operating level. Partially offsetting the increase in SG&A were lower legal expenses of $3.6 million related primarily to the settlement of a significant legal matter in our Information Management and Distribution segment during the first quarter of 2004.

Income from continuing operations before income taxes

        Income from continuing operations before income taxes increased from $14.3 million in 2004 to $31.1 million in 2005. The increase was primarily the result of: (i) net settlement income of $30.9 million related to the agreement with the former owners of the Company's operating subsidiary that was the subject of the Company's internal investigation and financial restatement discussed above, (ii) contingent consideration overpayments expensed in the prior year of $10.2 million compared to an adjustment of $0.8 million in the current year, and (iii) the factors impacting gross profit and SG&A discussed above, partially offset by the pre-tax non-cash goodwill impairment charge of $38.3 million discussed above. The contingent consideration expense adjustment in the current year represents an adjustment to previously reported contingent consideration overpayments. This adjustment had no impact on current year operating cash flow. Interest expense increased $1.1 million compared to the prior year quarter due primarily to a higher interest rate environment. Each 100 basis point increase in interest rates results in incremental annual interest expense of approximately $0.3 million at current debt levels.

Provision for income taxes

        Full year income tax expense related to continuing operations was $21.3 million resulting in an effective tax rate of approximately 68%. The higher effective tax rate relates primarily to the non-cash goodwill impairment charge recorded during the fourth quarter. Of the $38.3 million pre-tax goodwill impairment charge, approximately $25.4 million was non-deductible for tax purposes.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004		2003
	($000's)	% of Revenue	($000's)	% of Revenue
Revenue	$381,645	100.0%	$374,381	100.0%
Gross Profit	139,741	36.6%	142,797	38.1%
SG&A	109,717	28.7%	98,121	26.2%
Operating income	18,868	4.9%	37,098	9.9%
Income from continuing operations before tax	14,268	3.7%	33,509	9.0%
Income from continuing operations	10,699	2.8%	20,099	5.4%

Revenue

        Our operations generated revenues of $381.6 million for in 2004, an increase of $7.2 million or 1.9% compared to 2003. During the second quarter of 2004, we acquired KeyPoint Consulting, LLC ("KeyPoint") as a part of our Healthcare, Regulatory, and Legal Compliance segment. KeyPoint contributed approximately $5.6 million to the revenue increase.

        Revenue within our Information Management and Distribution segment increased 3.9% from $187.2 million in 2003 to $194.5 million in 2004. Project revenue accounted for 10.5% of segment revenue in 2004 compared to 12.3% in 2003. The increase in segment revenue was primarily the result of higher volumes from existing customers and volumes from new customer contracts in our Information Management service offering. Also contributing to the increase in segment revenue were higher volumes in our statement processing service offering which increased 7.4%, or $2.4 million, during 2004.

        Revenue within our Healthcare, Regulatory and Legal Compliance segment was essentially flat year over year. However, the acquisition of KeyPoint contributed approximately $5.6 million of revenue in 2004. Excluding the contribution from KeyPoint in 2004, revenue declined approximately 3.0%. The decline was primarily the result of lower volumes in our legal consulting service offering and in our medical coding and records release of information service offerings. Volumes in our legal consulting service offering were lower due to three significant projects in production during the 2003. Increased market competition was a primary driver for the decline in medical coding and release of information. Partially offsetting the declines discussed above were higher project volumes in our class action claims administration service offering, which increased approximately 7%, or $2.3 million.

Gross profit

        Gross profit decreased 2.1% from $142.8 million, or 38.1% of revenue, in 2003 to $139.7 million, or 36.6% of revenue, in 2004. Factors impacting gross profit and gross margin are discussed below.

        Contributing to the decline in gross profit were higher facilities related expenses of approximately $4.3 million related to the opening of new production facilities, mainly to support growth initiatives within our Information Management and Distribution segment, and higher bad debt expense of approximately $2.0 million as 2003 reflected unusually large collections of accounts receivable balances outstanding greater than ninety days.

        As discussed above in "Internal Investigation", certain revenue generated at an operating subsidiary in our Information Management and Distribution segment has been reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue, if the customer has paid the invoices related to the reversed revenue. Notwithstanding the reversal of revenue, the costs associated with the adjusted revenue continues to be reported in the period incurred. As a result of the reversed revenue, gross margin was negatively impacted 1.0% in 2003 and 0.7% in 2004.

        Partially offsetting the declines in gross margin discussed above were lower personnel related costs, as a percentage of revenue. Personnel related costs decreased from 45.0% in the prior year to 44.0% in the current year due primarily to our productivity and technology initiatives, such as high speed scanners, offshore production and pay-for-performance compensation plans, and expense of $1.1 million incurred in 2003 related to an unusually large medical claim.

Selling, general and administrative expenses

        SG&A increased 11.8% from $98.1 million, or 26.2% of revenue, in 2003 to $109.7 million, or 28.7% of revenue in 2004. The increase in SG&A expense is largely attributable to: (i) the costs associated with the settlement of a significant legal matter in the Information Management and Distribution segment during the first quarter of 2004 of approximately $2.1 million, (ii) legal and accounting costs of $2.0 million associated with the investigation of the financial results of one of our operating subsidiaries, (iii) an increase in deferred compensation expense related to restricted stock of approximately $1.8 million and other personnel related expense of approximately $3.6 million, (iv) higher travel and marketing costs of approximately $0.8 million, (v) higher hardware and software maintenance costs of approximately $0.6 million, and (vi) higher professional fees associated with Sarbanes Oxley compliance activity of approximately $1.2 million.

Income from continuing operations before income taxes

        Income from continuing operations before income taxes decreased from $33.5 million in 2003 to $14.3 million in 2004. The decrease was largely the result of the factors impacting gross margin and SG&A discussed above. In addition, as discussed above, revenue recognition and expense omission issues at an operating subsidiary affected previously paid contingent consideration payments related to the acquisition of the operating subsidiary. As a result, payments made under the provisions of the Earn-out Agreements that otherwise would not have been made have been expensed in the periods paid resulting in expense of $7.2 million and $10.2 million in 2003 and 2004, respectively. Finally, 2004 includes a net loss of $0.9 million on the disposition of property, plant and equipment compared to a gain of $0.1 million in 2003.

        Interest expense was lower by approximately $0.2 million in 2004 due the expiration of the interest rate swap on March 31, 2003 and a more favorable interest rate environment during 2004. Interest income in 2003 included a one-time payment of $0.2 million related to a $2.3 million income tax receivable that was also collected during 2003.

Provision for income taxes

        We reported provision for income taxes in the amount of $3.6 million during 2004. This amount included a benefit of $1.8 million related to favorable resolution of certain open tax issues as well as the expiration of statutes of limitations on certain strategic tax positions and an additional benefit of approximately $0.3 million related to increased state tax credits. Collectively, the benefit from income taxes had the affect of lowering our effective tax rate to 24.7% during 2004 from 40% during 2003.

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

Liquidity and Capital Resources

        At December 31, 2005, we had $36.8 million of working capital, including $2.3 million of cash. Working capital at December 31, 2004 was $34.1 million, including $3.7 million of cash. Net cash provided by operating activities from continuing operations for the year ended December 31, 2005 was $64.0 million compared to $29.6 million for the same period in 2004. Factors contributing to the increase in operating cash flow from continuing operations consist of: (i) receipt of approximately $28.2 million in cash related to the settlement with the former owners of the Company's operating subsidiary that was the subject of the Company's internal investigation and financial restatement, (ii) the contingent consideration overpayment in the prior year of $10.2 million and (iii) increase in the deferred income tax provision of $9.8 million primarily associated with the settlement. Partially offsetting the factors discussed above were an increase in accounts receivable related to year over year revenue growth, excluding remediation revenue, and changes in accounts payable and accrued liabilities of $12.7 million.

        Excluding the positive effects of remediation revenue, days sales outstanding decreased from 45 business days at December 31, 2004 to 44 business days at December 31, 2005

        For the year ended December 31, 2005, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $13.8 million and net acquisition related payments of $4.4 million, partially offset by divestiture proceeds of $2.3 million. Divestiture proceeds consisted of: (i) $0.2 million associated with the sale of a non-strategic asset group related to our litigation services operations during the first quarter of 2005, (ii) the collection in the second quarter of $0.6 million of contingent purchase proceeds related to the divestiture of a medical records management operation completed during the third quarter of 2004, and (iii) the receipt of approximately $1.5 million associated with the divestiture of the direct mail business in the third quarter of 2004. Additionally, pursuant to the terms of the UIS acquisition agreement, approximately $4.3 million of contingent consideration was paid in cash to the former shareholders during the three months ended June 30, 2005 and approximately $1.0 million of additional contingent consideration remains accrued. The accrued additional consideration is included in other current liabilities in the consolidated balance sheets and was paid in cash in the first quarter of 2006.

        Net cash used for financing activities from continuing operations was $49.4 million for the year ended December 31, 2005. We made payments of $282.3 million on our line of credit, net of proceeds borrowed from our line of credit of $232.5 million and cash paid for debt issuance costs of $0.2 million. The settlement proceeds of $28.2 million discussed above were used to pay down debt. Additionally, net proceeds from common stock issuances in 2005 were $0.7 million. We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

        At December 31, 2004, we had $34.1 million of working capital, including $3.7 million of cash. Working capital at December 31, 2003 was $36.6 million, including $2.1 million of cash. Net cash provided by operating activities from continuing operations for the year ended December 31, 2004 was $29.6 million compared to $52.3 million for the same period in 2003. Factors contributing to the decline in operating cash flow from continuing operations consist of: (i) lower earnings in 2004, (ii) slower cash collections during 2004 resulting in $8.4 million of lower cash provided by operating activities, (iii) the payment of significant legal settlements during in 2004 totaling $7.5 million, (iv) higher annual incentive compensation payments compared to 2003, (v) the receipt of income tax refunds of $2.3 million in 2003, and (vi) higher contingent consideration overpayments in the amount of $3.0 million related to the Operating Subsidiary under investigation, as more fully described above in "Internal Investigation" and in Note 3 to the consolidated financial statements.

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

        At December 31, 2003, we had $36.6 million of working capital, including $2.1 million of cash. Cash flows provided by operating activities for the year ended December 31, 2003 were $52.3 million compared to $55.8 million for the year ended December 31, 2002. Days sales outstanding improved 2 days to 41 business days at December 31, 2003 compared to 43 business days at December 31, 2002

        For the year ended December 31, 2003, investing activities consisted primarily of additions to property, plant and equipment of $16.3 million and acquisition-related payments of $3.0 million. During 2003, we made investments in 30 high-speed scanning systems in order to increase productivity in our Information Management service offering and expanded our production facilities through the addition of 3 major facilities in Burbank, CA; Denver, CO; and Irving, TX. Acquisition-related payments consisted primarily of settlements of contingent consideration obligations on past acquisitions.

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

        On September 29, 2005, the Company amended its revolving credit facility. Under the amended and restated credit agreement (the "2005 Credit Agreement"), with Bank of America as agent and SunTrust Bank and JP Morgan Chase as co-agents, the Company may borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $100 million, subject to certain customary financial covenants and ratios. Additionally, the 2005 Credit Agreement contains an accordion provision for an additional $50 million.

        The annual interest rate applicable to borrowings under the 2005 Credit Agreement is, at the Company's option, (i) pricing equaling the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the prime rate as set by Bank of America or (ii) grid pricing ranging from 0.75% to 1.00% plus LIBOR based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the credit agreement). The outstanding principal balance of revolving credit loans is due and payable on September 29, 2008.

        In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the "Acquisition Shelf"), of which 1,359,852 shares were available as of December 31, 2005; however, such registration statement may require amendment prior to use.

        The following table summarizes our total contractual cash obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Long-Term Debt	$37,822	$—	$37,822	$—	$—
Capital Lease Obligations	230	128	75	27	—
Operating Leases	61,282	17,621	26,614	10,566	6,481

Total Contractual Cash Obligations	$99,334	$17,749	$64,511	$10,593	$6,481

        As of December 31, 2005, we have outstanding irrevocable letters of credit totaling approximately $13.0 million. Letters of credit in the amount of approximately $8.0 million serves as security for the Company's self-insured workmen's compensation program. A letter of credit in the amount of $5.0 million serves as a guarantee for performance under a contract with New York State Workers Compensation Board.

        As of December 31, 2005, the availability under the 2005 Credit Agreement was approximately $49.0 million and we are in compliance with all loan covenants.

        We expect to pay approximately $1.0 million to $1.5 million in interest in 2006.

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

        Recurring revenue is characterized by customer relationships that are generally for one year and may continue for longer. Recurring revenue is typically based on the transaction volumes provided by our customer at an agreed upon fixed rate per unit. Our customer's volumes are typically not contractual or otherwise guaranteed. Revenue recognition occurs once work is completed and delivery has occurred or services have been rendered. Recurring revenue represents the remaining 61.5% of total 2005 revenues and typically occurs within our Information Management and Distribution segment.

        Project revenue includes one-time projects in which the customer relationship is not expected to continue after project completion. Project revenue is typically based on time and material arrangements. Revenue recognition occurs at the contractual rates as the labor hours and direct expenses are incurred. Project revenue represents approximately 38.5% of total 2005 revenues and typically occurs within our Healthcare, Regulatory, and Legal Compliance segment.

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

        Medical records release services—revenue is recognized upon completion of the processing of the requested medical records. Revenue recognition for this service is based on an agreed upon and in some cases, a regulated rate applied to the number of records processed. When a fee is paid to the hospital, the revenue related to that fee is reported on a net basis in accordance with Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, due to the fact that: (a) the primary obligation in the arrangement is borne partially by both SOURCECORP and the hospital; (b) SOURCECORP has no discretion with respect to the supplier of the medical record; and (c) SOURCECORP is not involved in the determination of product or service specifications.

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

        Additional healthcare and compliance services—revenue is recognized for document and data conversion services as the services are provided based upon an agreed upon rate per patient file applied to the number of files processed. Storage and archiving fees are recognized as revenue as the services are provided based upon an agreed upon monthly rate per file stored or otherwise archived. Revenue related to coding and abstracting of medical records and staffing services is recognized as the services are provided based on an agreed upon rate applied to the billable hours worked and eligible out-of-pocket expenses defined by the service agreement. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Revenue related to compliance reviews is based primarily on an agreed upon percentage (or commission) of amounts identified and recovered from the third party payers as a fee for services provided. Revenue is recognized upon successful recovery of underpayments to our clients by their managed care and commercial payers at the agreed upon percentage (or commission).

        Class action claims administration services—revenue is recognized as these services are provided based on the agreed upon rate applied to the number of hours spent providing services related to administering the legal settlements and expenses incurred. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. In addition, revenue related to the design and implementation of comprehensive notification plans is based on an agreed upon percentage (i.e. commission) of the cost to place the media communication. Revenue is recognized at the time of public delivery of the notification through the various media outlets at the agreed upon percentage (or commission).

        Professional economic research and litigation services—revenue is recognized as these services are provided based on consulting hours worked at agreed upon rates at the time services are rendered and expenses are incurred. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

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

        Long-Lived Assets and Intangibles Impairment.    As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets and intangible assets may not be recoverable. When events require, management performs the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets and intangibles to the carrying amount of the asset being evaluated. An impairment loss is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow based on the difference between the carrying value and fair value. At December 31, 2005, no events were evident that required valuation for potential impairment.

        Goodwill Impairment.    On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill and other intangible assets are tested at a reporting unit level rather than the individual operating unit level. A reporting unit is either at the operating segment level or one reporting level below and could consists of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (Income Approach) and the fair value of a reporting unit as compared to similar publicly traded companies (Market Approach). In preparing these valuations management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors. The annual test in 2005 indicated the carrying value of the Company's HealthSERVE reporting unit within the Healthcare, Regulatory and Legal Compliance reportable segment exceeded its fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of approximately $38.3 million in the fourth quarter. Estimates utilized in future calculations could differ from estimates used in the current period. Future years' estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets. Therefore, an impairment charge resulting from goodwill or other intangible assets could result in a material adverse impact on our financial statements during the period incurred.

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

  Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which eliminates the alternative to account for employee stock options under APB Opinion 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the vesting period.

        In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

        SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. The Company will adopt SFAS 123R on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all share-based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. The Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock option awards.

        Adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will not have a material impact on the Company's overall financial position.

        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably determined. This Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to interest rate risk on our term loans and revolving credit facility. Interest rates are fixed on the capitalized lease obligations. A 100 basis point increase in short-term interest rates would result in approximately $0.3 million of additional expense in 2006 based on our expected average balance outstanding under the credit facility during 2006.

ITEM 8.    Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of SOURCECORP Incorporated:

        The management of SOURCECORP, Incorporated ("SOURCECORP") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). SOURCECORP's internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of disclosure controls, including the possibility of collusion or improper management override of controls, no matter how comprehensive or well designed such controls are, management may not in all cases be alerted to material information relating to the company (including its consolidated subsidiaries) required to be included in the Company's SEC filings.

        SOURCECORP's management, including its principal executive officer and principal financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's evaluation of the design and operating effectiveness of our internal control over financial reporting identified a material weakness resulting from deficiencies in the operating effectiveness of controls at a significant operating location within the Healthcare, Regulatory and Legal Compliance reportable segment. The material weakness is not pervasive to SOURCECORP's overall control environment.

        The material weakness is the aggregated result of the following significant deficiencies identified in the operating unit's internal controls related to revenue:

  •
  inadequate segregation of duties and information systems access restrictions for finance and accounting personnel;

  •
  a failure to fully remediate a significant deficiency identified in the prior year related to the operating effectiveness of certain revenue controls over the completeness and validity of revenue transactions;

  •
  a more than acceptable failure rate in the operating effectiveness of controls designed to prevent or detect improper revenue recognition; and

  •
  a more than acceptable failure rate in the operating effectiveness of revenue controls designed to prevent and detect fraud.

        Because of this material weakness in internal control over financial reporting at a significant operating location within the Healthcare, Regulatory and Legal Compliance reportable segment, management, including its principal executive officer and principal financial officer, concluded that, as of December 31, 2005, the Company's internal control over financial reporting was not effective based on the criteria set forth by COSO.

        A "material weakness" is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A "significant deficiency" is defined as a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

        SOURCECORP's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the Company's internal control over financial reporting, which is included herein.

SOURCECORP Incorporated Dallas, Texas March 31, 2006
/s/ ED H. BOWMAN, JR.	/s/ BARRY L. EDWARDS
Ed H. Bowman, Jr. Chief Executive Officer	Barry L. Edwards Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SOURCECORP, Incorporated
Dallas, Texas

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that SOURCECORP, Incorporated and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified as the result of the aggregation of significant deficiencies in internal control related to revenue at a significant operating location within the Healthcare, Regulatory and Legal Compliance reportable segment, and included in management's assessment:

  •
  inadequate segregation of duties and information systems access restrictions for finance and accounting personnel;

  •
  a failure to fully remediate a significant deficiency identified in the prior year related to the operating effectiveness of certain revenue controls over the completeness and validity of revenue transactions;

  •
  a more than acceptable failure rate in the operating effectiveness of controls designed to prevent or detect improper revenue recognition; and

  •
  a more than acceptable failure rate in the operating effectiveness of revenue controls designed to prevent and detect fraud.

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, of the Company, and this report does not affect our report on such financial statements.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, of the Company and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SOURCECORP, Incorporated
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of SOURCECORP, Incorporated and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SOURCECORP, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2006

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31,
	2004	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,722	$2,317
Accounts and notes receivable, net	65,315	68,444
Inventories	875	640
Deferred income taxes	5,272	7,835
Income tax receivable	5,077	—
Prepaid expenses and other current assets	6,142	6,921
Assets of discontinued operations	842	—

Total current assets	87,245	86,157
PROPERTY, PLANT AND EQUIPMENT, net	39,603	39,939
GOODWILL	326,139	286,101
INTANGIBLES, net	4,904	4,079
NON QUALIFIED RETIREMENT PLAN ASSETS	8,870	—
OTHER NONCURRENT ASSETS	2,654	2,360

Total assets	$469,415	$418,636

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,709	$3,010
Accrued liabilities	11,197	10,015
Accrued compensation and benefits	22,907	25,759
Customer deposits	6,675	4,354
Other current liabilities	8,061	5,844
Current maturities of long-term obligations	258	128
Income tax payable	—	242
Liabilities of discontinued operations	326	—

Total current liabilities	53,133	49,352
LONG-TERM OBLIGATIONS, net of current maturities	87,547	37,924
DEFERRED INCOME TAXES	13,210	26,064
LONG-TERM CUSTOMER LIABILITY	4,147	—
DEFERRED REVENUE	8,010	—
NON QUALIFIED RETIREMENT PLAN OBLIGATIONS	8,870	—
OTHER LONG-TERM OBLIGATIONS	2,077	935

Total liabilities	176,994	114,275
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Series A Cumulative Participating Preferred stock, no par value, 50,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 15,703,586 and 15,659,348 shares issued and 15,666,916 and 15,622,678 shares outstanding at December 31, 2004 and December 31, 2005, respectively	157	157
Additional paid-in-capital	193,925	197,684
Retained earnings	103,136	113,023

	297,218	310,864
Less—Treasury stock, at cost, 36,670 shares	(501)	(501)
Less—Deferred compensation	(4,296)	(6,002)

Total stockholders' equity	292,421	304,361

Total liabilities and stockholders' equity	$469,415	$418,636

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT SHARE DATA)

	Year Ended December 31,
	2003	2004	2005
REVENUE	$374,381	$381,645	$415,885
COST OF SERVICES EXCLUSIVE OF DEPRECIATION	218,967	229,227	234,041
DEPRECIATION	12,617	12,677	14,238

Gross profit	142,797	139,741	167,606
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	98,121	109,717	122,495
CONTINGENT CONSIDERATION OVERPAYMENT	7,223	10,165	789
GOODWILL IMPAIRMENT	—	—	38,295
AMORTIZATION	355	991	825

Operating income	37,098	18,868	5,202
OTHER (INCOME) EXPENSE:
Interest expense	3,477	3,241	4,298
Interest income	(301)	(59)	(202)
Net legal settlement	—	—	(30,862)
Other expense, net	413	1,418	822

Income from continuing operations before income taxes	33,509	14,268	31,146
PROVISION FOR INCOME TAXES	13,410	3,569	21,266

INCOME FROM CONTINUING OPERATIONS	20,099	10,699	9,880
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,018)	(2,600)	7

NET INCOME	$19,081	$8,099	$9,887

NET INCOME (LOSS) PER COMMON SHARE
BASIC
Continuing Operations	$1.22	$0.67	$0.63
Discontinued Operations	(0.06)	(0.16)	0.00

Total	$1.16	$0.51	$0.63

DILUTED
Continuing Operations	$1.21	$0.66	$0.61
Discontinued Operations	(0.06)	(0.16)	0.00

Total	$1.15	$0.50	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	16,452	15,893	15,655

DILUTED	16,565	16,217	16,076

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN THOUSANDS)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in- Capital		Retained Earnings	Treasury Stock	Deferred Compensation	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balance, January 1, 2003	17,421	$175	$206,843	$(329)	$87,237	$(982)	$—	$292,944
Common stock released from escrow in connection with acquisitions	20	—	(94)	—	—	—	—	(94)	—
Common stock earned and held in escrow related to business acquisitions	—	—	532	—	—	—	—	532	—
Exercise of awards and related tax benefit	16	—	368	—	—	—	—	368	—
Common shares retired	(1,307)	(13)	(15,600)	—	(5,086)	—	—	(20,699)	—
Grants of restricted stock	—	—	2,950	—	—	—	(2,950)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	623	623	—
Interest rate swap, net of $219 tax	—	—	—	329	—	—	—	329	$329
Net income	—	—	—	—	19,081	—	—	19,081	19,081

Comprehensive income	—	—	—	—	—	—	—	—	$19,410

Balance, December 31, 2003	16,150	162	194,999	—	101,232	(982)	(2,327)	293,084
Common stock issued in connection with acquisitions	10	—	255	—	—	—	—	255	—
Common stock released from escrow in connection with acquisitions	20	—	6	—	—	—	—	6	—
Exercise of awards and related tax benefit	21	—	512	—	—	—	—	512	—
Common shares retired	(478)	(5)	(5,924)	—	(5,955)	—	—	(11,884)	—
Treasury shares retired	(19)	—	(241)	—	(240)	481	—	—	—
Grants of restricted stock, net of forfeitures	—	—	4,318	—	—	—	(4,318)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,349	2,349	—
Net income	—	—	—	—	8,099	—	—	8,099	$8,099

Comprehensive income	—	—	—	—	—	—	—	—	$8,099

Balance, December 31, 2004	15,704	157	193,925	—	103,136	(501)	(4,296)	292,421
Exercise of awards and related tax benefit	35	—	778	—	—	—	—	778	—
Common shares retired as part of a legal settlement	(90)	—	(1,805)	—	—	—	—	(1,805)	—
Restricted stock vesting	10	—	—	—	—	—	—	—	—
Grants of restricted stock, net of forfeitures	—	—	4,786	—	—	—	(4,786)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,080	3,080	—
Net income	—	—	—	—	9,887	—	—	9,887	$9,887

Comprehensive income	—	—	—	—	—	—	—	—	$9,887

Balance, December 31, 2005	15,659	$157	$197,684	$—	$113,023	$(501)	$(6,002)	$304,361

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS EXCEPT SHARE DATA)

	Year Ended December 31,
	2003	2004	2005
OPERATING ACTIVITIES:
Income from continuing operations	$20,099	$10,699	$9,880
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	12,972	13,668	15,063
Deferred tax provision	6,457	3,229	12,998
Stock based compensation expense	590	2,383	3,092
(Gain) loss on sale of property, plant and equipment	(131)	858	584
Goodwill impairment	—	—	38,295
Net non-cash income related to common stock component of legal settlement and other	—	—	(1,016)
Change in operating assets and liabilities:
Accounts receivable and notes receivable	7,114	(1,289)	(3,522)
Inventories, prepaid expenses and other assets	(692)	(1,204)	(14)
Accounts payable, accrued liabilities and other	5,910	1,283	(11,397)

Net cash provided by operating activities from continuing operations	52,319	29,627	63,963
Net cash provided by (used in) operating activities from discontinued operations	2,782	(2,343)	(171)

Net cash provided by operating activities	55,101	27,284	63,792
INVESTING ACTIVITIES:
Net proceeds received from divestitures	—	6,805	2,333
Proceeds from sale of property, plant and equipment	388	49	52
Purchase of property, plant and equipment	(16,303)	(17,058)	(13,826)
Cash paid for acquisitions, net of cash acquired	(2,954)	(17,495)	(4,367)

Net cash used in investing activities from continuing operations	(18,869)	(27,699)	(15,808)
Net cash used in investing activities from discontinued operations	(427)	(195)	—

Net cash used in investing activities	(19,296)	(27,894)	(15,808)
FINANCING ACTIVITIES:
Proceeds from common stock issuance, net	349	482	682
Cash paid for common stock repurchased and retired	(20,699)	(11,884)	—
Proceeds from long-term obligations	229,725	300,962	232,460
Principal payments on long-term obligations	(245,995)	(287,035)	(282,294)
Cash paid for debt issuance costs	(305)	(290)	(237)

Net cash (used in) provided by financing activities from continuing operations	(36,925)	2,235	(49,389)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,120)	1,625	(1,405)
CASH AND CASH EQUIVALENTS, beginning of year	3,217	2,097	3,722

CASH AND CASH EQUIVALENTS, end of year	$2,097	$3,722	$2,317

SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$6,775	$1,567	$6,627
Interest	$3,487	$3,187	$4,372
NONCASH INVESTING AND FINANCING TRANSACTIONS:
Assets acquired through financing and capital lease arrangements	$117	$278	$81
Accrued capital expenditures	$—	$—	$1,306
Fair value of assets acquired in business acquisitions	$—	$2,424	$—
Liabilities assumed in business acquisitions	$—	$1,635	$—
Restricted stock grant (164,300, 182,550 and 251,959 shares, respectively)	$2,950	$4,623	$4,803
Restricted stock forfeitures (0, 14,550 and 1,000 shares, respectively)	$—	$(305)	$(18)
Common stock issued related to business acquisitions (20,268, 30,324 and 0 shares, respectively)	$(94)	$261	$—
Common stock retired related to business acquisitions (0, 19,358 and 0 shares, respectively)	$—	$481	$—
Common stock earned and held in escrow related to business acquisitions (20,268, 0 and 0 shares, respectively)	$532	$—	$—
Interest rate swap, net of tax	$329	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

        SOURCECORP, Incorporated (the "Company") was founded in September 1994, to create a leading provider of document and information outsourcing solutions for document and information intensive industries, including: financial services, government, legal, healthcare, and transportation. The Company acquired seven document management services businesses (the "Founding Companies") simultaneously with the closing of the initial public offering ("IPO") on January 26, 1996, and effectively began operations at that time. The consideration for the Founding Companies consisted of a combination of cash and common stock of the Company.

        After the IPO and through December 1998, the Company acquired nine companies in transactions that were accounted for as poolings-of-interests.

        Subsequent to the IPO and through December 31, 2005, the Company has acquired 57 additional companies in transactions accounted for as purchases and has divested of 22 operating units by sale or closure. The results of operations include the results of these acquisitions from the date of their respective acquisitions and the results of the divestitures up to the effective date of divestiture. The operating units divested as part of the 2004 divestiture plan and the operating unit divested in 2005 have been reclassified as discontinued operations for all periods presented.

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

        Revenue recognition policies related to offerings within the Company's Information Management and Distribution segment are based upon objective criteria that do not require significant estimates or uncertainties. For example, business process outsourcing services are recognized proportionally as services are rendered, based on specific, objective criteria under the contracts for the number of accounts or transactions processed. Accordingly, revenues recognized under these methods do not require the use of significant estimates that are susceptible to change.

        Revenue recognition policies within the Company's Healthcare, Regulatory, and Legal Compliance segment are based upon objective criteria that do not require significant estimates or uncertainties. For example, transaction volumes and time and costs under time and material and cost reimbursable arrangements are based on specific, objective criteria under the contracts. The following outlines specific revenue recognition policies related to certain offerings within this segment:

  Medical Records Release Services

          Revenue is recognized upon completion of the processing of the requested medical records. Revenue recognition for this service is based on an agreed upon and in some cases, a regulated rate applied to the number of records processed. When a fee is paid to the hospital, the revenue related to that fee is reported on a net basis in accordance with Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, due to the fact that: (a) the primary obligation in the arrangement is borne partially by both SOURCECORP and the hospital; (b) SOURCECORP has no discretion with respect to the supplier of the medical record; and (c) SOURCECORP is not involved in the determination of product or service specifications.

  Record Management Services

          Revenue is recognized as storage services are provided based on linear feet of documents stored times a monthly rate for shelf storage and based primarily on a monthly per image rate for images stored electronically. The Company recognizes fees for processing, retrieval, delivery, and return to storage as revenue upon completion of the service at the agreed upon rate applied to the unit count of items serviced.

  Additional Healthcare and Compliance Services

          Revenue is recognized for document and data conversion services as the services are provided based upon an agreed upon rate per patient file applied to the number of files processed. Storage and archiving fees are recognized as revenue as the services are provided based upon an agreed upon monthly rate per file stored or otherwise archived. Revenue related to coding and abstracting of medical records and staffing services is recognized as the services are provided based on an agreed upon rate applied to the billable hours worked and eligible out-of-pocket expenses defined by the service agreement. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. Revenue related to compliance reviews is based primarily on an agreed upon percentage (or commission) of amounts identified and recovered from the third party payers as a fee for services provided. Revenue is recognized upon successful recovery of underpayments to our clients by their managed care and commercial payers at the agreed upon percentage (or commission).

  Class Action Claims Administration Services

          Revenue is recognized as these services are provided based on the agreed upon rate applied to the number of hours spent providing services related to administering the legal settlements and expenses incurred. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. In addition, revenue related to the design and implementation of comprehensive notification plans is based on an agreed upon percentage (i.e., commission) of the cost to place the media communication. Revenue is recognized at the time of public delivery of the notification through the various media outlets at the agreed upon percentage (or commission).

  Professional Economic Research and Litigation Services

          Revenue is recognized as these services are provided based on consulting hours worked at agreed upon rates at the time services are rendered and expenses are incurred. The out-of-pocket expense component is recognized as revenue and cost of services on a gross basis in accordance with EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

          As a part of providing services to its customers, the Company incurs incidental expenses commonly referred to as "out-of-pocket" expenses. These expenses include items such as airfare, hotels, mileage, etc. and are often reimbursable by the Company's customers. When reimbursable, the Company records both revenue and direct cost of services in accordance with the provisions of EITF Issue 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

          Unearned income, included in other current liabilities, represents payments from the Company's customers in advance of the services being provided. Advanced payments are deferred as unearned income when received and recognized as revenue as services are rendered.

Allowance for Doubtful Accounts

        The allowance for doubtful accounts is established and maintained based on the Company's estimate of accounts receivable collectibility. Management estimates collectibility by specifically analyzing accounts receivable aging and other historical factors that affect collections. Such factors include the historical trends of write-offs and recovery of previously written-off accounts, the financial strength of the customer and projected economic and market conditions. The evaluation of these factors involves subjective judgments and changes in these factors may significantly impact the Consolidated Financial Statements.

Goodwill

        Goodwill is not amortized but rather is tested at least annually for impairment. The impairment test is based on fair value compared to the recorded value at a reporting unit level. Reporting units are defined as an operating segment or one level below. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future ("Income Approach") and the fair value of a reporting unit as compared to similar publicly traded companies ("Market Approach"). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs and projected margins, among other factors. The Company performs the annual test for impairment as of October 31, each year.

        Estimates utilized in future calculations could differ from estimates used in the current period. Future years' estimates that are unfavorable compared to current estimates could cause an impairment of goodwill.

Other Loss Contingencies

        The Company records liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties, such as regulators. The Company's loss contingencies consist primarily of estimates related to the probable outcome of current litigation.

Long-Lived Assets and Intangibles Impairment

        Management continually evaluates whether events and circumstances indicate that the carrying value of long-lived assets and intangibles may not be recoverable. When events require, management makes the valuation by comparing the estimated undiscounted future cash flows over the remaining life of the long-lived assets and intangibles to the carrying amount of the asset being evaluated. An impairment loss equal to the difference in carrying value and fair value is recognized if the carrying amount of assets being evaluated exceeds the expected future undiscounted cash flow. Management believes at December 31, 2005, no events existed that required evaluation of potential impairment.

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

Net Income (Loss) Per Share

        Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and potentially dilutive common shares outstanding for the period. See Note 14, Stockholders' Equity.

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

Treasury Stock

        Treasury stock transactions are accounted for under the cost method. At December 31, 2004 and 2005, the Company had 36,670 shares in treasury.

Stock Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Under APB No. 25, compensation expense is recorded when the exercise price of employee stock options is less than the fair value of the underlying stock on the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as discussed in Note 14, Stockholders' Equity.

        Awards of restricted stock are granted at the market price of the common stock on the date of grant. The Company records deferred compensation based on the market value of the stock at the date of issuance and the deferred compensation is being amortized to expense over the vesting period of the restricted stock.

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

	Year Ended December 31,
	2003	2004	2005
Net income as reported	$19,081	$8,099	$9,887
Add: Compensation expense included in reported net income, net of tax effect	374	1,410	1,886
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(3,251)	(5,470)	(2,579)

Proforma net income	$16,204	$4,039	$9,194

Earnings per share:
Reported basic earnings per share	$1.16	$0.51	$0.63

Proforma basic earnings per share	$0.98	$0.25	$0.59

Reported diluted earnings per share	$1.15	$0.50	$0.61

Proforma diluted earnings per share	$0.98	$0.25	$0.57

        The fair value of the stock options and warrants was estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2003	2004	2005
Weighted-average risk-free interest rate	2.4%	3.3%	N/A
Weighted-average dividend yield	0.0%	0.0%	N/A
Weighted-average volatility	44.2%	41.5%	N/A
Weighted-average expected life	4.0 years	4.0 years	N/A

        On December 18, 2004, the Compensation Committee of the Board of Directors approved, and the Board of Directors ratified, the acceleration of the vesting of certain options and warrants (specifically options and warrants issued in 2002 or earlier, and only those options and warrants that by their terms would not vest before June 30, 2005), provided that the holders were employed by the Company as of December 31, 2004. The action was taken as a method to provide a further incentive to option holders to maximize shareholder value without creating an immediate windfall (as substantially all of such options and warrants had exercise prices above $30 per share). In taking such action, the Compensation Committee and the Board were mindful that the accounting treatment of stock options and warrants was anticipated to change in the second half of 2005 (which date has changed to the first quarter of 2006), requiring the expensing of unvested stock options and warrants. As such, the Compensation Committee and the Board were mindful that accelerating the vesting of such options and warrants would avoid an expense in future periods that did not provide any direct associated benefit to individuals and that could otherwise negatively impact the Company's reported results in future periods. This action resulted in the acceleration of vesting of 364,100 stock options and warrants at a weighted-average strike price of $30.38 during the fourth quarter of 2004. Although this action established a new measurement date for the stock options and warrants under the intrinsic value method, there was no compensation expense associated with the vesting acceleration as the strike price related to the accelerated stock options and warrants was above the fair market value of the Company's common stock on December 17, 2004. As a result of the acceleration, the 2004 pro forma expense disclosure shown above includes approximately $2.1 million, net of tax, of additional expense related to the acceleration.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which eliminates the alternative to account for employee stock options under APB Opinion 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the income statement, generally over the vesting period.

        In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107, which provides additional implementation guidance for SFAS 123R. Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

        SFAS 123R provides for adoption using either the modified prospective or modified retrospective transition method. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all share-based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. The Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock option awards. The impact on the Company's results of operations for the year ending December 31, 2006 is expected to be approximately $0.4 million, not including the impact of any additional grants in 2006.

        Adoption of SFAS 123R's fair value method will have an effect on results of operations, although it will not have a material impact on the Company's overall financial position. Had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures as shown above.

        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably determined. This Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements.

3.     Internal Investigation

        During October 2004, the Company, with the oversight and approval of the Audit Committee of the Board of Directors, initiated an investigation of the financial results of one of the Company's operating subsidiaries in the Information Management and Distribution reportable segment (the "Operating Subsidiary"). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and over accruals of contingent consideration of approximately $7.2 million, $10.2 million and $0.8 million, for the years ended December 31, 2003, 2004 and 2005, respectively, due under the earn-out provisions of the acquisition agreement for the Operating Subsidiary. The overpayments and over accruals of contingent consideration amounts were originally recognized as additional goodwill of the acquired business.

        As described in the Company's critical accounting policies, revenue is recognizable when each of the following conditions is met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred or services have been rendered and collection is reasonably assured. The investigation identified certain instances where one or more of the aforementioned revenue recognition conditions as applied to certain customer contracts were not met by the Operating Subsidiary. As a result, the revenue previously recognized that did not meet all the mentioned revenue recognition conditions was reversed, resulting in a downward adjustment to certain asset accounts or the recognition of a customer liability or deferred revenue.

        During the first quarter of 2005, the Company entered into an agreement with one of its customers impacted by the facts relating to the subject of the internal investigation. As a result of the agreement, during the first quarter of 2005, the Company recognized remediation revenue of $4.1 million related to revenue reversals; however, such revenue did not contribute to the Company's operating cash flow in the current year.

        Additionally, during the first quarter of 2005, agreements from other customers impacted by the facts relating to the subject of the internal investigation were received and the customers agreed to apply certain balances, classified as long-term customer liability and/or deferred revenue, against current trade accounts receivable the Company had outstanding from such customers. The net amount applied against trade accounts receivable during 2005 related to these agreements was approximately $1.6 million.

        During the second quarter of 2005, the Company entered into agreements with two additional customers impacted by the facts relating to the subject of the internal investigation. As a result of the agreements, during the second quarter of 2005, the Company recognized remediation revenue of $2.7 million related to revenue reversals; however, such revenue did not contribute to the Company's operating cash flow in the current year.

        During the third quarter of 2005, the Company entered into an agreement with an additional customer impacted by the facts relating to the subject of the internal investigation. As a result of the agreement, during the third quarter of 2005, the Company recognized remediation revenue of $1.4 million related to revenue reversals; however, such revenue did not contribute to the Company's operating cash flow in the current year. Additionally, the customer agreed to apply certain balances, classified as deferred revenue, against current trade accounts receivable such customer had outstanding with the Company of approximately $0.1 million. At December 31, 2005, this customer has a remaining credit due from the Company of approximately $0.3 million. The remaining credit may, at the discretion of the customer, be applied against future trade accounts receivable balances and is reported in the consolidated balance sheets as accounts payable and accrued liabilities.

        At December 31, 2005, approximately $1.9 million remains accrued related to other customers impacted by the facts relating to the subject of the internal investigation. These balances were previously reported as Long-Term Customer Liability and Deferred Revenue in prior periods but were reclassified during the third quarter of 2005 to accounts payable and accrued liabilities in the consolidated balance sheets as the Company expects the remaining balances to be settled within the next twelve months. These balances will be recognized in accordance with the agreements negotiated and finalized with each applicable customer.

4.     Legal Settlement

        On September 23, 2005, the Company and certain of its subsidiaries, entered into a settlement agreement with the former owners of the operating subsidiary that was the subject of its internal investigation and financial restatement. In the settlement agreement, the former owners agreed to pay the Company a total of $30 million, consisting of: (i) $20 million in cash, (ii) 89,888 shares of the Company's common stock valued at approximately $1.8 million, and (iii) an approximate $8.2 million future payment obligation secured by parcels of real estate and payable within 90 days of such settlement.

        During September 2005, the Company received the $20 million in cash and the 89,888 shares of the Company's common stock from the former owners. The common shares were retired and were recorded in the consolidated balance sheets as a reduction of common stock and additional paid-in-capital. In addition, as a result of the settlement agreement, the Company was released from approximately $1.2 million of related liabilities identified and recorded in connection with the financial restatement. During December 2005, the Company collected the $8.2 million future payment obligation.

        The items discussed above were recorded, net of associated legal fees of approximately $0.3 million, in the consolidated statements of operations as other (income) expense and are reported under the caption "Net legal settlement". There are no further amounts due related to the settlement agreement.

5.     Reserves and Other Loss Contingencies

Self-Insurance Liabilities and Reserves

        The Company is self-insured for workmen's compensation liabilities and a significant portion of its employee medical costs. The Company accounts for its self-insurance programs based on actuarial estimates of the amount of loss inherent in that period's claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by carrying stop-loss policies for significant claims incurred for both workmen's compensation liabilities and medical costs. The Company's exposure under the stop-loss policies for workmen's compensation and medical costs is limited based on fixed dollar amounts. For workman's compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence. For medical costs, the fixed dollar amount of stop-loss coverage was $100,000 per covered participant for the fiscal plan year ended June 30, 2005, with a lifetime limit of liability per covered participant of $1,900,000. The Company's stop-loss policy for medical costs expired on June 30, 2005. The stop-loss policy was renewed for one year, effective July 1, 2005. The fixed dollar amount of stop-loss coverage under the new policy is $200,000 per covered participant with a lifetime limit of liability per covered participant of $1,800,000.

        Accrual balances related to workmen's compensation and medical costs, included in accrued compensation and benefits in the consolidated balance sheet, are as follows (in thousands):

	December 31,
	2004	2005
Workmen's Compensation	$2,407	$2,288
Employee Medical Insurance	2,229	1,734

	$4,636	$4,022

Other Loss Contingencies

        The Company records liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. The Company's loss contingencies consist primarily of estimates related to the probable outcome of current litigation. See Note 17 Commitments and Contingencies.

6.     Discontinued Operations

        The consolidated statements of operations include income (loss) from discontinued operations, net of tax, related to the divestitures in 2005 and 2004 as discussed below.

2005 Divestiture

        During the first quarter of 2005, the Company formally committed to a plan of divestiture for a non-strategic asset group related to its litigation service operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods. During 2004, the operation contributed approximately $3.7 million of revenue and loss before income taxes of approximately $0.3 million. The Company concluded the asset group meets the requirements for discontinued operations accounting treatment as outlined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during the quarter ended March 31, 2005. As such, the operating assets and liabilities of this operation are presented in the consolidated balance sheet as Assets and Liabilities of Discontinued Operations and the results associated with this operation are presented in the consolidated statement of operations as Income (Loss) from Discontinued Operations, net of tax.

        During the first quarter of 2005, the Company completed the sale of this non strategic asset group, resulting in the recognition of a pre-tax loss of approximately $0.9 million. In connection with this transaction, the Company received approximately $0.2 million of cash proceeds and a promissory note of approximately $0.1 million.

        Summarized selected financial information for the 2005 divestiture discussed above is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
REVENUE	$3,778	$3,658	$260
COST OF SERVICES	3,098	2,726	194
DEPRECIATION	72	82	6

Gross profit	608	850	60
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	887	1,123	191

Operating loss	(279)	(273)	(131)
OTHER (INCOME) EXPENSE:
Interest and other (income) expense, net	12	(2)	—
Loss on sale of asset group	—	—	168

Loss from discontinued operations before income taxes	(291)	(271)	(299)
PROVISION (BENEFIT) FOR INCOME TAXES	(116)	(108)	543

NET LOSS FROM DISCONTINUED OPERATIONS	$(175)	$(163)	$(842)

        The assets and liabilities of the discontinued operation are stated separately in the consolidated balance sheets. The major asset and liability categories are as follows (in thousands):

December 31, 2004
ASSETS OF DISCONTINUED OPERATIONS
CURRENT ASSETS:
Accounts and notes receivable, net of allowance for doubtful accounts	$731
Prepaid expenses and other current assets	17

Total current assets	748
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation	94

Total assets of discontinued operations	$842

LIABILITIES OF DISCONTINUED OPERATIONS
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$326

Total liabilities of discontinued operations	$326

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

        During 2005, the Company received approximately $1.4 million in proceeds related to the collection of the subordinated notes receivable associated with the disposition of the Company's Direct Mail operations. Due to the uncertainty of collection, income associated with the notes receivable was not recorded at the time of the divestiture resulting in income from discontinued operations in 2005.

        Summarized selected financial information for the 2004 divestitures discussed above is as follows (in thousands except per share data):

	Year Ended December 31,
	2003	2004	2005
REVENUE	$39,613	$15,800	$7
COST OF SERVICES	29,850	13,681	49
DEPRECIATION	1,690	528	—

Gross profit (loss)	8,073	1,591	(42)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,524	4,858	4

Operating income (loss)	(1,451)	(3,267)	(46)
OTHER (INCOME) EXPENSE:
Interest and other (income) expense, net	(46)	(63)	—
Loss (gain) on sale of asset groups	—	856	(1,433)

Income (loss) from discontinued operations before income taxes	(1,405)	(4,060)	1,387
PROVISION (BENEFIT) FOR INCOME TAXES	(562)	(1,623)	538

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(843)	$(2,437)	$849

7.     Allowance for Doubtful Accounts and Notes Receivable

        The activity in the allowance for doubtful accounts and notes receivable is as follows (in thousands):

	Balance at Beginning Of Year	Balance Acquired	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2003	$11,853	$—	$(101)	$(4,947)	$6,805
Year ended December 31, 2004	$6,805	$17	$5,856	$(3,346)	$9,332
Year ended December 31, 2005	$9,332	$—	$3,202	$(2,315)	$10,219

8.     Property, Plant and Equipment

        Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2004	2005
Land	N/A	$911	$911
Buildings and improvements	7-18	3,159	3,239
Leasehold improvements	1-8	8,283	9,498
Vehicles	5-7	1,958	1,631
Machinery and equipment	5-15	23,650	25,001
Computer equipment and software	3-7	41,565	43,400
Furniture and fixtures	5-15	5,243	5,551

		84,769	89,231
Less—Accumulated depreciation		(45,166)	(49,292)

		$39,603	$39,939

9.     Other Current Liabilities

        Other current liabilities consist of the following (in thousands):

	December 31,
	2004	2005
Unearned revenue	$1,530	$3,663
Accrued contingent consideration	5,387	1,025
Accrued professional fees	1,144	1,156

	$8,061	$5,844

10.   Business Combinations

2004 Acquisition

        On April 15, 2004, the Company acquired 100% of the membership interests of KeyPoint Consulting LLC ("KeyPoint"), located in Emeryville and Los Angeles, California. KeyPoint is an economic consulting firm with approximately 26 principals and staff, and a network of academic affiliates. KeyPoint provides economic, financial, and forensic accounting services in matters involving complex litigation and regulation. KeyPoint's clients include companies, law firms, and government and regulatory agencies. The acquisition of KeyPoint significantly expands the Company's expertise in new practice areas and helps strategically position the Company for additional growth in its legal consulting area reported in the Healthcare, Regulatory, and Legal Compliance segment. Key Point contributed $5.6 million in revenue in 2004, or approximately 2.9% of total segment revenue, and was moderately accretive to 2004 earnings after consideration of related financing costs and amortization of identified intangibles.

        The aggregate consideration paid during the second quarter of 2004 for KeyPoint consisted of $13.7 million in cash. An additional $1.5 million in cash was paid during the third quarter of 2004, in accordance with the acquisition agreement. The allocation of the purchase price is set forth below (in thousands):

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

Goodwill and Intangibles

        The changes in the carrying value of goodwill and intangibles are as follows (in thousands):

Goodwill:

	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Total
Net balance as of January 1, 2004	$162,007	$145,906	$307,913
Goodwill acquired (excluding contingent consideration)	—	12,067	12,067
Additional accrued consideration and adjustments	5,653	506	6,159

Net balance as of December 31, 2004	167,660	158,479	326,139
Goodwill impairment	—	(38,295)	(38,295)
Adjustments related to past acquisitions	(1,724)	(19)	(1,743)

Net balance as of December 31, 2005	$165,936	$120,165	$286,101

Intangibles:

	2004		2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$4,283	$(1,084)	$4,283	$(1,350)
Non-compete agreements	2,321	(616)	2,321	(1,175)

Total	$6,604	$(1,700)	$6,604	$(2,525)

        Aggregate amortization expense related to intangibles for the years ended December 31, 2003, 2004 and 2005 was approximately $0.4 million, $1.0 million and $0.8 million, respectively. Estimated amortization expense for the periods ending December 31, 2006 through December 31, 2016 is presented in the table below.

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2006	$825
2007	737
2008	384
2009	267
2010	267
Thereafter	1,599

Total	$4,079

        In connection with the preparation and review of the Company's financial statements for its Annual Report on Form 10-K for the year ended December 31, 2005, the Company, as of October 31, 2005, performed the annual goodwill impairment test as required by SFAS No. 142. The annual test indicated the carrying value of the Company's HealthSERVE reporting unit within the Healthcare, Regulatory and Legal Compliance reportable segment exceeded its fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of approximately $38.3 million in the fourth quarter of

2005. Of the $38.3 million pre-tax impairment charge, approximately $25.4 million was non-deductible for tax purposes.

        Long-term profitability and cash flow forecasts associated with the Company's 2006 annual budgeting process are significantly lower than prior forecasts and are the primary reason for the goodwill impairment.

        At December 31, 2005, net aggregate goodwill deductible for tax purposes was approximately $102.7 million.

        Due to the fact that the Company is primarily a services company, its business acquisitions typically result in significant amounts of goodwill and other intangibles. Therefore, an impairment charge resulting from goodwill and other intangibles could result in a material adverse impact on the Company's financial statements during the period incurred.

Contingent Consideration

        Management's evaluation of the cumulative earnings of acquired companies through December 31, 2004 indicated that an acquired company had met specified earnings targets beyond a reasonable doubt. As a result, at December 31, 2004, in connection with the 2002 purchase of United Information Services, Inc. ("UIS"), approximately $5.3 million of additional consideration remained accrued and was classified as other current liabilities in the consolidated balance sheet. Pursuant to the terms of the UIS purchase agreement, approximately $4.3 million of additional contingent consideration was paid in cash to the former shareholders during 2005, and approximately $1.0 million of additional contingent consideration remains accrued and was settled in cash during the first quarter of 2006.

        As of December 31, 2004, all periods applicable for earnout targets of past acquisitions are completed.

Acquisition Related Receipts/Payments

        The Company made net acquisition related payments of $3.0 million in cash during the year ended December 31, 2003 and released 20,268 shares of common stock from escrow at a price of $13.96 per share at March 31, 2003. In addition, the Company received reimbursements of approximately $1.1 million of purchase price related to a past acquisition, unrelated to the Company's internal investigation discussed in Note 3, recorded as a reduction to goodwill, in the Information Management and Distribution segment and made other acquisition related payments of approximately $0.3 million.

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

Unaudited Pro Forma Financial Data

        Pro forma financial information is not presented as the acquisition in 2004 was not material.

11.   Long-term Obligations and Credit Facilities

Long-term Obligations

        Long-term obligations consist of the following (in thousands):

	December 31,
	2004	2005
Line of credit, expiring September 2008, interest at prime rate plus applicable margin or LIBOR plus applicable margin (3.92% to 4.17% at December 31, 2004 and 5.09% to 5.13875% at December 31, 2005)	$82,490	$33,420
Industrial Revenue Bonds, repaid in 2005	1,650	—
All other obligations	3,665	4,632

Total	87,805	38,052
Less—Current maturities of long-term obligations	(258)	(128)

Total long-term obligations	$87,547	$37,924

        On September 29, 2005, the Company amended its revolving credit facility. Under the amended and restated credit agreement (the "2005 Credit Agreement"), with Bank of America as agent and SunTrust Bank and JP Morgan Chase as co-agents, the Company may borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $100 million, subject to certain customary financial covenants and ratios. Additionally, the 2005 Credit Agreement contains an accordion provision for an additional $50 million.

        The annual interest rate applicable to borrowings under the 2005 Credit Agreement is, at the Company's option, (i) pricing equaling the higher of (a) the Federal Funds Rate plus 0.50% and (b) the prime rate as set by Bank of America or (ii) grid pricing ranging from 0.75% to 1.00% plus LIBOR based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the credit agreement). The outstanding principal balance of revolving credit loans is due and payable on September 29, 2008.

        At December 31, 2005, the Company has outstanding irrevocable letters of credit totaling approximately $13.0 million. Letters of credit in the amount of approximately $8.0 million serves as security for the Company's self-insured workmen's compensation program. A letter of credit in the amount of $5.0 million serves as a guarantee for performance under a contract with New York State Workers Compensation Board.

        The weighted average interest rate on long-term obligations during 2004 and 2005 was 3.7% and 5.4%, respectively.

        The 2005 Credit Agreement contains certain reporting requirements and financial covenants, including requirements that the Company maintain minimum levels of net worth, a maximum ratio of funded debt to EBITDA and other financial ratios, and prohibits the payment of cash and similar dividends.

        As of December 31, 2005, the Company is in compliance with loan covenants. As of December 31, 2005, the availability under the 2005 Credit Agreement was approximately $49.0 million.

        During the fourth quarter of 2005, the Company paid the Industrial Revenue Bonds in full. There were no penalties or fees incurred for terminating the agreement prior to the maturity date.

Maturities of Long-Term Obligations

        As of December 31, 2005, maturities of long-term obligations are as follows (in thousands):

Years Ending December 31,
2006	$128
2007	43
2008	37,854
2009	23
2010	4
Thereafter	—

Total	$38,052

12.   Lease Commitments

        The Company leases various office buildings, machinery, equipment and vehicles. Future minimum lease payments under capital leases, included in long-term obligations, and noncancelable operating leases are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2006	$132	$17,621
2007	40	14,799
2008	33	11,815
2009	25	7,410
2010	4	3,156
Thereafter	—	6,482

Total minimum lease payments	234	$61,283

Less—Amounts representing interest	(20)

Net minimum lease payments	214
Less—Current portion of obligations under capital leases	(120)

Long-term portion of obligations under capital leases	$94

        Rent expense for all operating leases for the years ended December 31, 2003, 2004 and 2005 was approximately $21.1 million, $23.1 million, and $25.3 million, respectively.

13.   Income Taxes

        The provision for federal and state income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Federal—
Current	$5,344	$(644)	$7,055
Deferred	5,043	2,280	12,274
State—
Current	931	220	1,699
Deferred	1,414	(23)	1,319

	$12,732	$1,833	$22,347

        The provision amounts above include approximately ($678,000) ($1,731,000) and $1,081,000 of income tax (benefit) expense related to discontinued operations in 2003, 2004 and 2005, respectively.

        The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Tax at statutory rate	$11,134	$3,478	$11,282
Add (deduct)—
State income taxes	1,703	207	1,630
Tax credits	(633)	(358)	(473)
Nondeductible expenses	421	375	9,390
Reduction of estimated income tax accruals	—	(1,331)	(1,432)
Other	107	(538)	1,950

	$12,732	$1,833	$22,347

        The reduction of estimated income tax accruals relates primarily to the favorable resolution of certain federal and state tax contingencies.

        The components of deferred income tax liabilities and assets are as follows (in thousands):

	December 31,
	2004	2005
Deferred income tax liabilities—
Property, plant and equipment	$(11,937)	$(25,644)
Goodwill and intangibles	(5,388)	(3,263)
Other, net	(2,202)	(1,856)

Total deferred income tax liabilities	(19,527)	(30,763)
Deferred income tax assets—
Allowance for doubtful accounts	3,349	4,835
Accrued liabilities	2,671	3,151
Tax credit carryforwards	1,052	1,446
Other reserves, net	4,517	3,860

Total deferred income tax assets	11,589	13,292
Valuation allowance	—	(758)

Total net deferred income tax liabilities	$(7,938)	$(18,229)

Net deferred income tax assets—current	$5,272	$7,835
Net deferred income tax liabilities—long-term	(13,210)	(26,064)

	$(7,938)	$(18,229)

        Gross deferred tax assets at December 31, 2005 were reduced by a valuation allowance of approximately $0.8 million related to certain capital loss carryforwards and state tax credit carryforwards that will more likely than not expire unutilized.

14.   Stockholders' Equity

Stockholders' Rights Plan

        On June 24, 2005, the Company adopted a stockholders' rights plan, (the "Rights Plan"). Under the Rights Plan, each holder of the Company's common stock, at the close of business on July 4, 2005, received a dividend distribution of one Right for each share of common stock held. Except as provided below, each Right entitles stockholders to buy one one-thousandth of a share ("Share Fraction") of Series A Cumulative Participating Preferred Stock of the Company at an exercise price of $90.00, subject to adjustment in certain circumstances, e.g. for stock splits or stock dividends. Each preferred Share Fraction is designed to be equivalent in voting and dividend rights to one share of common stock.

        If any person or group acquires 15% or more of the Company's common stock (other than pursuant to a tender or exchange offer for all common stock at a price and on terms approved by the Board of Directors), each Right will entitle its holder to purchase, at the Right's exercise price, common stock of the Company having a market value of twice the Right's exercise price. This amounts to the right to buy the Company common stock at half price. Rights owned by the party triggering the exercise of Rights will not be exercisable.

        In addition, if after any person or group has become a 15%-or-more stockholder, the Company is involved in a merger or other business combination transaction with another person in which its shares of common stock are changed or converted, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase, at the Right's exercise price, shares of common stock of such other person having a market value of twice the Right's exercise price.

        The Rights will be exercisable and will trade separately from the shares of common stock only if a person or group, with certain exceptions, acquires 15% or more the Company's common stock or commences a tender or exchange offer that would result in such person or group owning 15% or more of the Company's common stock. Prior to that, the Rights will not trade separately from the common stock. The Company may redeem the Rights for $0.001 per Right prior to the time any person or group acquires 15% or more of the Company's common stock. All Rights expire on June 24, 2015.

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

        The Board of Directors has appointed a committee (the "Committee"), which is composed of independent, non-employee directors, to administer the 2002 Plan. Persons eligible to receive awards under the plan include directors, officers and employees of the Company and its subsidiaries, and persons who provide consulting services to the Company deemed by the Committee to be of substantial value to the Company, persons who have been offered employment by the Company or its subsidiaries, and persons employed by an entity that the Committee reasonably expects to become a subsidiary of the Company. Awards granted under the plan may, at the discretion of the Committee, be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the Plan or any other plan of the Company, any subsidiary or any business entity to be acquired by the Company or one of its subsidiaries. The Committee determines vesting in awards granted under the plan. Historically, when the Company has issued Warrants, it has been either at the recommendation of the Compensation Committee or the full Board. Each of the 1995 Plan, the 2002 Plan and individual grants of Warrants have been previously approved by the Company's stockholders.

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

        During 2003, the Company awarded 164,300 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $2.9 million based on the market value of the stock at the date of issuance. Subsequent to the grant date, certain forfeitures of restricted stock occurred resulting in a total award of 154,000 shares and total deferred compensation of $2.8 million. The deferred compensation charge is being amortized to expense over the vesting period of a three-year period ending July 1, 2006, with acceleration of the vesting period occurring if a certain stock price or performance target is achieved.

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

        During 2005, the Company awarded 251,959 shares of restricted stock under the 2002 Plan. The restricted shares were issued at no cost to the recipients; therefore, the Company recorded deferred compensation of approximately $4.8 million based on the market value of the stock at the date of issuance. The deferred compensation charge is being amortized to expense over the vesting period of the restricted stock. The restricted shares vest on May 23, 2008, August 2, 2008 and December 18, 2009, with acceleration of the vesting period for certain shares occurring if certain performance targets are achieved.

        No acceleration of the vesting period related to restricted stock awards has occurred as of December 31, 2005.

        Deferred compensation amortized to expense, included in selling, general and administrative expenses in the consolidated statements of operations, related to the restricted stock grants discussed above is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
May 2003 grant	$623	$940	$949
January 2004 grant	—	1,106	1,040
May 2004 grant	—	303	426
May 2005 grant	—	—	648
August 2005 grant	—	—	9
September 2005 grant	—	—	8

Total	$623	$2,349	$3,080

        In addition, during 2005, the Company recognized approximately $12 thousand of compensation expense related to a stock option modification associated with a former employee.

        At December 31, 2005, there were no outstanding grants of stock appreciation rights, deferred stock, bonus stock and awards in lieu of cash obligations, dividend equivalents or other stock-based awards under the 2002 Plan.

        The Company had 2,028,204 Option Awards and 1,042,094 Warrants outstanding at December 31, 2005. These Awards and Warrants generally have 10-year expirations with certain Awards granted to non-employee directors having 5-year expirations. At December 31, 2004 and 2005, approximately 636,626 and 589,601 shares, respectively, were available for issuance.

        Data concerning stock option and warrant awards activity is as follows:

	Option and Warrant Awards Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, January 1, 2003	3,602	$27.71
Granted	249	$17.68
Exercised	(17)	$21.59
Forfeited	(340)	$27.83

Balance, December 31, 2003	3,494	$27.04
Granted	35	$26.51
Exercised	(22)	$22.49
Forfeited	(274)	$30.33

Balance, December 31, 2004	3,233	$26.80
Granted	—	$—
Exercised	(36)	$18.94
Forfeited	(127)	$26.02

Balance, December 31, 2005	3,070	$26.93

Exercisable, December 31, 2003	2,099	$27.59

Exercisable, December 31, 2004	2,581	$27.66

Exercisable, December 31, 2005	2,948	$27.25

        The weighted-average grant-date fair value of option awards granted during 2003 and 2004 was approximately $6.63 and $9.71, respectively. There were no options granted in 2005.

        The following table summarizes information about Option and Warrant Awards granted under the Plans that were outstanding at December 31, 2005:

	Option and Warrant Awards Outstanding			Option and Warrant Awards Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$14.14-21.12	216,900	7.28	$18.07	120,600	$18.32
$21.75-23.70	509,666	3.30	$22.89	502,166	$22.91
$23.75-26.38	774,667	4.96	$25.71	768,167	$25.71
$26.40-29.25	627,440	3.27	$28.00	615,440	$28.01
$30.38-30.38	645,125	4.95	$30.38	645,125	$30.38
$31.00-36.19	296,500	4.34	$33.78	296,500	$33.78

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

Net Income (Loss) Per Share

        Basic and diluted net income per share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Basic weighted average common shares outstanding	16,452	15,893	15,655
Weighted average options, warrants, and restricted stock	98	310	421
Other contingent consideration	15	14	—

Diluted weighted average common shares outstanding	16,565	16,217	16,076

        At December 31, 2003, 2004 and 2005 approximately 2,569,000, 2,997,000 and 2,294,000 respectively, of common shares were not included in the diluted earnings per share calculation because they were anti-dilutive. These common shares may be dilutive in future earnings per share calculations.

15.   Employee Benefit Plans

        The Company maintains a defined contribution plan (the "401(k) plan") that covers the Company's employees and the employees of the majority of its subsidiaries. The employees must be at least 21 years of age and are eligible for the plan on the first of the month following 90 days of service. Contributions to the 401(k) plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation. The Company may make contributions to the 401(k) plan at the discretion of the Board of Directors. The Company experienced a reduction to expense of $0.3 million related to the 401(k) plan for the year ended December 31, 2003. No costs were incurred related to the 401(k) plan for the years ended December 31, 2004 and 2005. The Company offers no post-employment or post-retirement benefits.

        Certain of the operating companies have separate qualified defined contribution employee benefit plans (the "Plans"), the majority of which allow for voluntary pre-tax contributions by employees. The subsidiaries pay all general and administrative expenses of the Plans and, in some cases, the subsidiaries make matching and discretionary contributions to the Plans. The subsidiaries offer no post-employment or post-retirement benefits. The expense incurred related to the Plans was approximately $0.1 million in each of the years ended December 31, 2003 and 2004. No costs were incurred related to the Plans for the year ended December 31, 2005.

        The Company formerly maintained a Non-Qualified Retirement Plan ("Rabbi Trust") that permitted eligible officers and certain highly compensated employees to defer a portion of their compensation on a pre-tax basis. In May 2005, the Board of Directors approved the termination of the Non-Qualified Retirement Plan, effective July 1, 2005. Distributions to Non-Qualified Retirement Plan participants were completed during the third quarter of 2005. At December 31, 2004, the consolidated balance sheets included a noncurrent asset and an offsetting long-term obligation of approximately $8.9 million each, related to the Non-Qualified Retirement Plan. The Company incurred costs of $0.1 million and $0.3 million related to the Non-Qualified Retirement Plan for the years ended December 31, 2003 and 2004, respectively. No costs were incurred related to the Non-Qualified Retirement plan for the year ended December 31, 2005.

16.   Related Party Transactions

Leasing Transactions

        Certain operating companies lease their operating facilities from selling parties who remained as employees. These leases are for various lengths and annual amounts. The rental expense for these operating leases for the years ended December 31, 2003, 2004 and 2005 was approximately $1.6 million, $1.2 million and $0.6 million, respectively. None of these arrangements are with any of the Company's directors or executive officers.

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

Putative Securities Class Action

        The Company, and the Company's CEO and CFO individually, have been named as defendants in several putative securities class actions, in response to the Company's press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied upon, and also provided updated financial guidance. The complaints (collectively, the "Actions") were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004. The Actions are putative shareholder class action lawsuits alleging violations of Federal Securities Laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. The four Actions were transferred to a single judge in the Northern District of Texas, Dallas Division and consolidated into a single action now styled In re Sourcecorp, Inc. Securities Litigation. A lead plaintiff has been appointed for the consolidated Action. In addition to the Company and its CEO and CFO, one of the Company's subsidiaries and one of the former owners of that subsidiary are named as defendants in the consolidated Action. The consolidated Action is purportedly on behalf of all persons who purchased the Company's common stock during the period between May 3, 2001, and October 27,

2004, and seeks unspecified damages. The Company cannot currently estimate the ultimate resolution of this contingency; however, the Company intends to vigorously defend this matter.

Purported Derivative Action and Demand Letter

        A purported stockholder derivative action was filed on December 28, 2004, against certain of the Company's current and former officers and directors as individual defendants and the Company as a nominal defendant in the 116th District Court for Dallas County, Texas (the "State Derivative Action"). The State Derivative Action alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets, and unjust enrichment related to the Company's press release described above dated October 27, 2004, the subsequent restatement of financial results, and certain other events. All of these claims are asserted derivatively on behalf of the Company and seek unspecified damages against those individuals.

        Further, the Chairman of the Company's Board of Directors received from a purported shareholder a demand letter (the "Demand Letter") based on the same set of facts as the State Derivative Action. The Demand Letter requests the Board to take certain action, but does not seek damages against the Company. The Company has formed a special committee of the Board of Directors that continues to evaluate the claims made in the State Derivative Action and the Demand Letter.

        On October 21, 2005, the purported shareholder who sent the Demand Letter filed a derivative and class action against certain of the Company's officers and directors as individual defendants and the Company as a nominal defendant in the United States District Court for the Northern District of Texas, Dallas Division (the "Federal Derivative and Class Action"). The Federal Derivative and Class Action alleges similar facts as the securities Actions, the State Derivative Action, and the Demand Letter and also includes allegations relating to the Company's October 5, 2005 press release regarding the exploration of strategic alternatives, including the potential sale of the Company. The Federal Derivative and Class Action asserts claims under section 304 of the Sarbanes-Oxley Act of 2002, for contribution under sections 10(b) and 21D of the Securities Exchange Act of 1934, for breach of fiduciary duty, and for abuse of control and seeks unspecified damages, injunctive relief, and the imposition of a constructive trust against the individual defendants. The claims are asserted derivatively on behalf of the Company and on behalf of putative classes of those who held the Company's common stock on October 5, 2005 and those who exchange their shares in a potential sale, if any, of the Company.

        Pursuant to an agreed order dated November 18, 2005, all proceedings in the Federal Derivative and Class Action were stayed pending resolution of the motions to dismiss filed in the securities Action. On or about March 20, 2006, the plaintiff filed a motion to lift the stay so that it may amend the Federal Derivative and Class Action complaint. In papers filed with the motion, the plaintiff stated that it was considering amending the complaint to add claims under the federal proxy laws relating, in part, to materials that would be filed following the date of the motion in connection with the Merger Agreement announced by the Company on March 8, 2006.

Merger Agreement Related Actions

        On March 8, 2006, the Company and members of its Board of Directors, as well as Apollo Management, L.P. ("Apollo") were named as defendants in a putative class action filed in the Court of Chancery of the State of Delaware, New Castle County (the "Delaware Action"), in response to the Company's announced agreement to be acquired by affiliates of Apollo. The Delaware Action asserts claims for breach of fiduciary duty against members of the Company's board of directors and alleges that, among other things, the consideration to be paid to the stockholders of the Company in the merger is unfair and inadequate and was not the result of a full and fair sale process or adequate market check. The Delaware Action also asserts a claim against Apollo for aiding and abetting such alleged breaches of fiduciary duties. Among other things, the Delaware Action seeks unspecified damages and an injunction against the proposed merger (or rescission of the merger if it is completed).

        Also on March 8, 2006, the members of the Company's board of directors were named as defendants and the Company was named as a nominal defendant in a purported stockholder derivative action filed in the 95th District Court for Dallas County, Texas. This action is based on similar allegations as the Delaware Action and asserts claims for breach of fiduciary duty against members of the Company's board of directors. All of these claims are asserted derivatively on behalf of the Company and seek, among other things, unspecified damages against those individuals and an injunction against the proposed merger (or rescission of the merger if it is completed).

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

        One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp.,  & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law. The complaint does not specify the amount of damages sought. On June 10, 2005, the Court in this matter granted judgment in favor of the plaintiffs and on November 3, 2005, a separate hearing on damages was held. Following such hearing, the Court assessed damages of approximately $0.5 million with interest, which the plaintiffs claim approximates $0.1 million. The Company is assessing its appellate options and believes it is adequately reserved for this legal contingency.

SEC Investigation

        On January 14, 2005, the Company received written confirmation from the SEC that the SEC had converted its informal inquiry in connection with the Company's internal investigation and restatement into a formal investigation. The Company is continuing to fully cooperate with the SEC in connection with the investigation. The Company initially had contacted the enforcement division of the SEC on a voluntary basis to notify the agency of the Company's understanding of the events leading to its internal investigation. The Company is unable to predict the outcome of the investigation, the scope of matters that the SEC may choose to investigate in the course of this investigation or in the future, the SEC's views of the issues being investigated, or any action that the SEC might take, including the imposition of fines, penalties, or other available remedies.

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

        The identified segments are as follows:

        Information Management and Distribution.    This segment offers Business Process Outsourcing ("BPO") solutions that help its customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. This segment's BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on the Company's Web-based repository, and preparing statements that customers mail or present electronically to their end users. In 2005, Information Management and Distribution represented 53.0% of revenue. During 2005, revenue in the Information Management and Distribution segment consisted of approximately $192.5 million of recurring revenue and approximately $27.8 million of project revenue.

        Healthcare, Regulatory, and Legal Compliance.    This segment offers specialized knowledge-based processing and consulting services that include medical records release services, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, and professional economic research and litigation services. In 2005, Healthcare, Regulatory, and Legal Compliance represented 47.0% of revenue. During 2005, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $132.2 million of project revenue and approximately $63.3 million of recurring revenue. In the fourth quarter of 2005, the Company recorded a pre-tax non-cash impairment charge of approximately $38.3 million related to the HealthSERVE reporting unit within this reportable segment. The reporting unit's long-term profitability and cash flow forecasts, associated with the Company's 2006 annual budgeting process, were significantly lower than prior forecasts and are the primary reason for the goodwill impairment.

        The Company measures segment profit as income from continuing operations before taxes. Information on the segments follows (in thousands):

	Year Ended December 31, 2005
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Discontinued Operations	Consolidated
Revenue	$220,347	$195,538	$—	$415,885
Depreciation and amortization	11,682	3,381	—	15,063
Goodwill impairment	—	38,295	—	38,295
Operating income (loss)	19,896	(14,694)	—	5,202
Interest expense	2,158	2,140	—	4,298
Income (loss) from continuing operations before income taxes	48,344	(17,198)	—	31,146
Total assets	237,516	181,120	—	418,636
	Year Ended December 31, 2004
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Discontinued Operations	Consolidated
Revenue	$194,483	$187,162	$—	$381,645
Depreciation and amortization	9,967	3,701	—	13,668
Operating income (loss)	(4,296)	23,164	—	18,868
Interest expense	1,646	1,595	—	3,241
Income (loss) from continuing operations before income taxes	(6,015)	20,283	—	14,268
Total assets	247,478	221,095	842	469,415
	Year Ended December 31, 2003
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Discontinued Operations	Consolidated
Revenue	$187,236	$187,145	$—	$374,381
Depreciation and amortization	8,717	4,255	—	12,972
Operating income	8,762	28,336	—	37,098
Interest expense	1,749	1,728	—	3,477
Income from continuing operations before income taxes	7,088	26,421	—	33,509
Total assets	236,873	196,394	19,269	452,536

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

        During the years ended December 31, 2003, 2004 and 2005, capital expenditures were approximately $13.6 million, $13.8 million and $10.1 million, respectively, in the Information Management and Distribution segment and approximately $2.7 million, $3.3 million and $5.2 million, respectively, in the Healthcare, Regulatory, and Legal Compliance segment.

19.   Quarterly Information (Unaudited)

	SOURCECORP, Incorporated
	2004 Quarter Ended				2005 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Total revenue	$95,816	$97,098	$96,698	$92,033	$105,932	$106,453	$105,530	$97,970
Gross profit	36,223	36,545	34,194	32,779	43,973	43,090	43,641	36,902
Income (loss) from continuing operations before income taxes	4,291	11,177	(2,198)	998	12,065	11,839	31,989	(24,747)
Income (loss) from continuing operations	2,575	6,706	(402)	1,820	7,355	6,034	19,599	(23,108)
Net income (loss)	2,065	4,846	(677)	1,865	7,134	5,374	20,487	(23,108)
Net income (loss) per common share—
Basic
Continuing Operations	$0.16	$0.42	$(0.02)	$0.12	$0.47	$0.38	$1.25	$(1.48)
Total Operations	$0.13	$0.30	$(0.04)	$0.12	$0.46	$0.34	$1.31	$(1.48)
Diluted
Continuing Operations	$0.16	$0.41	$(0.02)	$0.11	$0.46	$0.37	$1.21	$(1.48)
Total Operations	$0.13	$0.30	$(0.04)	$0.11	$0.45	$0.33	$1.27	$(1.48)
Weighted average common shares outstanding—
Basic	16,096	16,014	15,781	15,681	15,670	15,673	15,672	15,604
Diluted	16,448	16,374	15,781	15,965	15,963	16,084	16,151	15,604

        As of October 31, 2005, the Company performed the annual goodwill impairment test as required by SFAS No. 142. The annual test indicated the carrying value of the HealthSERVE reporting unit within the Healthcare, Regulatory and Legal Compliance reportable segment exceeded its fair value. As a result, the Company recorded a pre-tax non-cash impairment charge of approximately $38.3 million in the fourth quarter of 2005.

20.   Subsequent Event

        On March 8, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of March 7, 2006 (the "Merger Agreement"), among the Company, CorpSource Holdings, LLC ("Purchaser") and CorpSource MergerSub, Inc. ("Merger Sub"). Purchaser and Merger Sub are entities affiliated with Apollo Management, L.P. ("Apollo"). The Merger Agreement contemplates that Merger Sub will be merged with and into the Company (the "Merger") and each outstanding share of common stock of the Company will be converted into the right to receive $25.00 per share in cash, without interest. The consummation of the Merger is subject to various customary conditions, including adoption of the Merger Agreement by the Company's stockholders, expiration of the antitrust waiting period, the absence of a material adverse change in the Company's business and the receipt of committed debt financing by Purchaser.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

ITEM 9A.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2005. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective as of that date, for the reasons described below.

        During 2004, the Company determined that a consolidation of certain operations, providing release of information services in the healthcare industry, into one centralized location could provide increased stockholder value by reducing costs and increasing efficiencies. Centralization was also determined to be the most effective way to meet the compliance requirements of Sarbanes Oxley Section 404. This complex process involved consolidating nine separate decentralized operating entities under the control of the management of a significant operating location within the Healthcare, Regulatory and Legal Compliance reportable segment.

        At December 31, 2005, efforts to consolidate the operating entities were ongoing, including a number of changes to the control environment. The magnitude and complexity of these changes contributed to the control deficiencies in the operating effectiveness of controls at the location.

        Management identified a material weakness resulting from the aggregation of the following significant deficiencies identified in the operating unit's internal controls related to revenue:

  •
  inadequate segregation of duties and information systems access restrictions for finance and accounting personnel;

  •
  a failure to fully remediate a significant deficiency identified in the prior year related to the operating effectiveness of certain revenue controls over the completeness and validity of revenue transactions;

  •
  a more than acceptable failure rate in the operating effectiveness of controls designed to prevent or detect improper revenue recognition; and

  •
  a more than acceptable failure rate in the operating effectiveness of revenue controls designed to prevent and detect fraud.

        The material weakness is not pervasive to SOURCECORP's overall control environment.

        Management believes that substantial progress has been made to remediate the significant deficiency discussed above relating to inadequate segregation of duties and information system access restriction for finance and accounting personnel. Such progress includes:

  •
  Evaluating job responsibilities of each employee and realigning duties as necessary.

  •
  Performing a system user access review and evaluating appropriate levels of access for each finance and accounting employee based on the person's job responsibilities.

  •
  Restricting access based on the evaluations being performed.

        To address the failure to fully remediate a significant deficiency identified in the prior year related to the operating effectiveness of controls related to the completeness and validity of revenue, manual processes are being implemented to further support the validity of revenue recognition through the complete and timely reconciliation of revenue to the production systems. The Company also intends to evaluate automated processes for future implementation to further strengthen these controls.

        To address the failure of other revenue recognition controls, remediation efforts are focused on the evaluation and implementation of additional process level control procedures to help ensure the Company has robust controls that address proper revenue recognition. For example, the Company is in the process of implementing (i) procedures to evidence the distribution of policies and procedures for customer invoicing and (ii) proper monitoring of invoice sequencing.

        The ability of the Company to prevent and detect fraud, related to revenue, is heavily dependent upon the operating effectiveness of its process level controls and proper segregation of duties, including information system access. Therefore, the Company will be able to partially rely on proper information systems access restrictions and adequately designed segregation of duties, when the issues identified above are fully addressed. In addition, remediation of the controls identified related to the completeness and validity of revenue recognition and of other revenue controls, at the significant operating location, will also be relied upon to meet revenue related fraud objectives. Therefore, the remediation efforts as noted above will strengthen the operating effectiveness of controls related to the prevention and detection of fraud and improper revenue recognition.

        (b)    Management's report on Internal Control over Financial Reporting and Attestation of Independent Registered Public Accounting Firm.    The report of our management regarding internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in Item 8 of this Annual Report on Form 10-K.

        (c)    Changes in Internal Control over Financial Reporting.

        With the exception of the changes noted above, no additional changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

        Information called for by Item 10 will be set forth under the captions "Election of Directors" "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and which is incorporated herein by this reference, or will be subsequently filed by amendment to this Form 10-K.

ITEM 11.    Executive Compensation

        Information called for by Item 11 will be set forth under the caption "Executive Compensation" in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and which is incorporated herein by this reference, or will be subsequently filed by amendment to this Form 10-K.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information called for by Item 12 will be set forth under the captions "Equity Compensation Plan Information" and "Security Ownership of Certain Beneficial Owners and Management", respectively, in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and which is incorporated herein by this reference, or will be subsequently filed by amendment to this Form 10-K.

ITEM 13.    Certain Relationships and Related Transactions

        Information called for by Item 13 will be set forth under the caption "Certain Relationships and Related Transactions" in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and which is incorporated herein by this reference, or will be subsequently filed by amendment to this Form 10-K.

ITEM 14.    Principal Accounting Fees and Services

        Information called for by Item 14 will be set forth under the caption "Independent Accountants" in our 2006 Proxy Statement, which will be filed not later than 120 days after the end of our fiscal year ended December 31, 2005, and which is incorporated herein by this reference, or will be subsequently filed by amendment to this Form 10-K.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

        The following documents are being filed as part of this Report:

        (a)(1)    Consolidated Financial Statements

        See Index to Consolidated Financial Statements on page 39.

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

Exhibit Number	Description
2.1	Agreement and Plan of Merger among SOURCECORP, Incorporated, Corpsource Holdings, LLC and Corpsource Mergersub, Inc. dated as of March 7, 2006 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed March 8, 2006)
2.2
Certificate of Ownership and Merger filed with the Secretary of State of Delaware effective February 14, 2002 merging SourceCorp Incorporated with and into the Registrant and changing the name of the Registrant to SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 15, 2002)
3.1
Restated Certificate of Incorporation of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.3 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
3.2	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed June 27, 2005)
3.3	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on June 27, 2005)
3.4	Amended and Restated By-Laws of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
4.1
Specimen certificate for the Common Stock, par value $.01 per share, of the Registrant. (Incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company's Registration Statement on Form 8-A filed on February 15, 2002)
4.2	Amendment to Rights Agreement dated as of March 7, 2006 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 8, 2006)
4.3
Form of Rights Agreement dated as of June 26, 2005, between SOURCECORP, Incorporated and American Stock Transfer and Trust Company with includes as Exhibit A the form of Certificate of Designations of Series A Participating Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Series A Participating Preferred Stock, is incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 27, 2005 (Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on June 27, 2005)
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
10.5	Warrant No. 6 issued to Mary D. Baker, dated October 27, 1998 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.6	Warrant No. 7 issued to Sharon Kelly, dated October 27, 1998 (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.7	Warrant No. 8 issued to C. Stuart Haworth, dated October 27, 1998 (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.8	Warrant No. 9 issued to Janet Thornton, dated October 27, 1998. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.9	Warrant No. 10 issued to Stephen D. Swartz, dated October 27, 1998. (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.10	Warrant No. 11 issued to Hossein Borhani, dated October 27, 1998. (Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.11	Warrant No. 12 issued to George Desloge, dated October 27, 1998. (Incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.12	Warrant No. 13 issued to Paul White, dated October 27, 1998. (Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.13	Warrant No. 14 issued to Kaye Hall, dated October 27, 1998. (Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on December 29, 1998)
10.14*	Warrant No. 16 issued to Ronald Zazworsky, dated May 19, 1999. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on September 17, 1999)
10.15*	Warrant No. 17 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on September 17, 1999)
10.16	Warrant No. 18 issued to Margot T. Lebenberg, dated May 19, 1999. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on September 17, 1999)
10.17*	Warrant No. 21 issued to Thomas C. Walker, dated May 19, 1999. (Incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on September 17, 1999)

10.18*	Warrant No. 22 issued to Ed H. Bowman, Jr., dated May 19, 1999. (Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed on September 17, 1999)
10.19*	Special Warrant No. 24 issued to Joe A. Rose, dated May 19, 1999. (Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 17, 1999)
10.20	Warrant No. 25 issued to Jeffrey T. Pelcher, dated January 12, 2000. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.21	Warrant No. 26 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.22	Warrant No. 27 issued to Barrie Robertson, dated February 25, 2000. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.23	Warrant No. 28 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.24	Warrant No. 29 issued to James Helm, dated February 25, 2000. (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.25	Warrant No. 30 issued to Margot T. Lebenberg, dated March 16, 2000. (Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.26*	Warrant No. 31 issued to Ronald Zazworsky, dated March 16, 2000. (Incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.27	Warrant No. 32 issued to Timothy J. Barker, dated March 16, 2000. (Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.28*	Warrant No. 33 issued to Joe A. Rose, dated March 16, 2000. (Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.29	Warrant No. 34 issued to Joy Karns, dated February 25, 2000. (Incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.30	Warrant No. 36 issued to Suzette Estaban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.31	Warrant No. 37 issued to Francis Esteban, dated February 25, 2000. (Incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.32	Warrant No. 38 issued to Ruben Luna, dated February 25, 2000. (Incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)

10.33	Warrant No. 39 issued to Maria Olvera, dated February 25, 2000. (Incorporated by reference to Exhibit 4.17 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.34	Warrant No. 40 issued to C. tuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.35	Warrant No. 41 issued to David Byerley, dated March 16, 2000. (Incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.36	Warrant No. 44 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.37	Warrant No. 45 issued to Gene Marzano, dated March 16, 2000. (Incorporated by reference to Exhibit 4.22 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.38	Warrant No. 46 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.24 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.39	Warrant No. 47 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.40	Warrant No. 48 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.26 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.41	Warrant No. 49 issued to Joan G. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.27 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.42	Warrant No. 50 issued to Charles T. Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.28 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.43	Warrant No. 51 issued to Michael Wickman, dated March 16, 2000. (Incorporated by reference to Exhibit 4.29 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.44	Warrant No. 52 issued to David Delgado, dated March 16, 2000. (Incorporated by reference to Exhibit 4.30 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.45	Warrant No. 53 issued to Leo Cooper, dated March 16, 2000. (Incorporated by reference to Exhibit 4.31 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)
10.46	Warrant No. 54 issued to C. tuart Haworth, dated March 16, 2000. (Incorporated by reference to Exhibit 4.32 to the Company's Registration Statement on Form S-8 filed on April 25, 2000)

10.47*	Warrant No. W057 issued to Thomas C. Walker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.48*	Warrant No. W058 issued to Ed H. Bowman, Jr., dated January 24, 2001. (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.49*	Warrant No. W059 issued to Joe A. Rose, dated January 24, 2001. (Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.50*	Warrant No. W060 issued to Barry L. Edwards, dated January 24, 2001. (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.51*	Warrant No. W061 issued to Charles S. Gilbert, dated January 24, 2001. (Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.52*	Warrant No. W062 issued to Michael S. Rupe, dated January 24, 2001. (Incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.53*	Warrant No. W063 issued to Ronald Zazworsky, dated January 24, 2001. (Incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.54	Warrant No. W064 issued to Gary Patton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.55	Warrant No. W065 issued to David Byerley, dated January 24, 2001. (Incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.56	Warrant No. W066 issued to Mary Baker, dated January 24, 2001. (Incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.57	Warrant No. W067 issued to Hossein Borhani, dated January 24, 2001. (Incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.58	Warrant No. W068 issued to Charles Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.59	Warrant No. W069 issued to Joan Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.60	Warrant No. W070 issued to Stuart Haworth, dated January 24, 2001. (Incorporated by reference to Exhibit 4.16 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)

10.61	Warrant No. W071 issued to Sharon Kelly, dated January 24, 2001. (Incorporated by reference to Exhibit 4.17 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.62	Warrant No. W072 issued to Sam Kimelman, dated January 24, 2001. (Incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.63	Warrant No. W073 issued to Steve Swartz, dated January 24, 2001. (Incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.64	Warrant No. W074 issued to Janet Thornton, dated January 24, 2001. (Incorporated by reference to Exhibit 4.20 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.65	Warrant No. W075 issued to Paul White, dated January 24, 2001. (Incorporated by reference to Exhibit 4.21 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.66	Warrant No. W076 issued to Holly Barnett, dated January 24, 2001. (Incorporated by reference to Exhibit 4.22 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.67	Warrant No. W077 issued to Dennis Reinhold, dated January 24, 2001. (Incorporated by reference to Exhibit 4.23 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.68	Warrant No. W078 issued to E. Leo Cooper, dated January 24, 2001. (Incorporated by reference to Exhibit 4.24 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.69*	Warrant No. W079 issued to Kerry D. Walbridge, dated March 22, 2001. (Incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-8 filed on May 11, 2001)
10.70*
Third Amendment to Amended and Restated Employment Agreement dated as of March 7, 2006 by and among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 8, 2006)
10.71*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 24, 2006)
10.72*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 24, 2006)
10.73*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ralph D. Burns (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 24, 2006)

10.74*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Stephen W. Davis (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on February 24, 2006)
10.75*
Second Amendment to Amended and Restated Employment Agreement dated as of February 24, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on February 24, 2006)
10.76*
Second Amendment to Amended and Restated Employment Agreement dated as of February 20, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on February 24, 2006)
10.77*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on February 24, 2006)
10.78*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry d. Walbridge (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on February 24, 2006)
10.79*
Second Amendment to Amended and Restated Employment Agreement dated as of February 23, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on February 24, 2006)
10.80*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 7, 2005)
10.81*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 7, 2005)
10.82*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ralph D. Burns (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed December 7, 2005)
10.83*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Stephen W. Davis (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed December 7, 2005)
10.84*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed December 7, 2005)

10.85*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed December 7, 2005)
10.86*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed December 7, 2005)
10.87*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed December 7, 2005)
10.88*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed December 7, 2005)
10.89*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed May 11, 2005)
10.90*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed May 11, 2005)
10.91*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ralph D. Burns effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed May 11, 2005)
10.92*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Stephen W. Davis effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed May 11, 2005)
10.93*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.5 to the Company's Form 8-K filed May 11, 2005)
10.94*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.6 to the Company's Form 8-K filed May 11, 2005)
10.95*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.7 to the Company's Form 8-K filed May 11, 2005)

10.96*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and W. Bryan Hill effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.8 to the Company's Form 8-K filed May 11, 2005)
10.97*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.9 to the Company's Form 8-K filed May 11, 2005)
10.98*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.10 to the Company's Form 8-K filed May 11, 2005)
10.99*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.70 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.100*
Employment Agreement, entered into on December 22, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado (Incorporated by reference to Exhibit 10.71 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.101*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.72 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.102*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.73 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.103*
Amended and Restated Employment Agreement, entered into on December 19, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and W. Bryan Hill (Incorporated by reference to Exhibit 10.74 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.104*
Amended and Restated Employment Agreement, entered into on January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.76 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.105*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.77 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.106*
Amended and Restated Employment Agreement, effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.78 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)

10.107*
Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed May 15, 2002)
10.108*
Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed May 15, 2002)
10.109*
Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed May 15, 2002)
10.110*
First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 14, 2002)
10.111*
Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed May 15, 2002)
10.112*
First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed August 14, 2002)
10.113*
Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed May 15, 2002)
10.114*
Employment Agreement, dated as of February 7, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe (Incorporated by reference to Exhibit 10.78 on the Company's Form 10-K filed March 31, 2003)
10.115*
Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ronald Zazworsky (Incorporated by reference to Exhibit 10.90 on the Company's Form 10-Q filed August 14, 2001)
10.116*
First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed May 15, 2002)
10.117*
Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed May 15, 2002)
10.118*
First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed August 14, 2002)
10.119*
Consulting Agreement Fifth Amended Addendum between F.Y.I. Incorporated (n/k/a SOURCECORP, Incorporated and David Lowenstein dated as of March 7, 2006 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 8, 2006)

10.120*
Consulting Agreement Forth Amended Addendum between SOURCECORP, Incorporated and David Lowenstein effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 6, 2006)
10.121*
Consulting Agreement Third Amended Addendum between SOURCECORP, Incorporated and David Lowenstein dated January 9, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 11, 2006)
10.122*
Consulting Agreement Second Amended Addendum effective as of December 18, 2004, supplement to, and modification of, that certain Consulting Agreement by and between F.Y.I. Incorporated (n/k/a SOURCECORP, Incorporated) and David Lowenstein, dated January 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed August 11, 2005).
10.123*
Consulting Agreement Amended Addendum, entered into effective as of October 1, 2004, between SOURCECORP, Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.130 on the Company's 2004 Form 10-K filed March 31, 2005).
10.124*	Consulting Agreement between F.Y.I. Incorporated and David Lowenstein (Incorporated by reference to Exhibit 10.65 of the Company's Form 10-K filed on March 23, 2000)
10.125
Amended and Restated Credit Agreement dated as of September 29, 2005 by and among SOURCECORP, Incorporated, Bank of America, N.A. as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, SunTrust Bank, as Syndication Agent, and JPMorgan Chase Bank, N.A., as Documentation Agent (Incorporated by reference to Exhibit 10.1 to Company's Form 8-K filed October 5, 2005)
10.126
Fifth Amendment and Waiver to Credit Agreement executed to be effective as of March 23, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 25, 2005)**
10.127
Fourth Amendment to Credit Agreement, effective as of July 30, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A. and the other Lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2004)**
10.128
Third Amendment to Credit Agreement, dated as of March 26, 2003 by and among SOURCECORP, Incorporated, Bank of America, N.A., and the other Agents and Lenders party hereto (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed May 13, 2003)**
10.129
Second Amendment to Credit Agreement, dated as of September 27, 2002 between SOURCECORP, Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed November 14, 2002)**
10.130
First Amendment to Credit Agreement, dated as of June 27, 2001, by and among F.Y.I. Incorporated, bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.92 on the Company's Form 10-Q filed August 14, 2001)**
10.131
Credit Agreement, dated as of April 3, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A., and the other signatories thereto (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed November 14, 2001)**

10.132
Extension and Modification of Waiver to Credit Agreement, effective March 15, 2005, by and among SOURCECORP, Incorporated, Bank of America, N.A. as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed March 16, 2005)
10.133
Waiver to Credit Agreement, effective as of November 12, 2004, by and among SOURCECORP, Incorporated, Bank of America, N.A., as a Lender and as Administrative Agent for Lenders and the other Agents and Lenders party thereto (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 17, 2004).
10.134
Assignment Agreement dated October 24, 2003 by and between Wachovia Bank, National Association and Hibernia National Bank accepted by Bank of America, N.A. and consented to by SOURCECORP, Incorporated. (Incorporated by reference to Exhibit 10.120 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.135
Extension Agreement, effective December 4, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Hibernia National Bank (Incorporated by reference to Exhibit 10.115 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.136
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed May 13, 2003)
10.137
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q filed May 13, 2003)
10.138
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Bank One, N.A. (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed May 13, 2003)
10.139
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.10 to the Company's Form 10-Q filed May 13, 2003)
10.140
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of JPMorgan Chase Bank (Incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q filed May 13, 2003)
10.141
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Suntrust Bank (Incorporated by reference to Exhibit 10.12 to the Company's Form 10-Q filed May 13, 2003)

10.142
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-Q filed May 13, 2003).
10.143
Extension Agreement, effective April 3, 2003 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A. and Bank of America Securities LLC, executed on behalf of Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-Q filed May 13, 2003)
10.144
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank of America, N.A. (Incorporated by reference to Exhibit 10.86 to the Company's Form 10-K filed March 31, 2003)
10.145
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of SunTrust Bank (Incorporated by reference to Exhibit 10.87 to the Company's Form 10-K filed March 31, 2003)
10.146
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of BNP Paribas (Incorporated by reference to Exhibit 10.88 to the Company's Form 10-K filed March 31, 2003)
10.147
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of First Union National Bank (Incorporated by reference to Exhibit 10.89 to the Company's Form 10-K filed March 31, 2003)
10.148
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.90 to the Company's Form 10-K filed March 31, 2003)
10.149
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of JPMorgan Chase Bank formerly known as The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.91 to the Company's Form 10-K filed March 31, 2003)
10.150
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10.92 to the Company's Form 10-K filed March 31, 2003)
10.151
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Washington Mutual Bank (Incorporated by reference to Exhibit 10.93 to the Company's Form 10-K filed March 31, 2003)

10.152
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Wells Fargo Bank Texas, National Association (Incorporated by reference to Exhibit 10.94 to the Company's Form 10-K filed March 31, 2003)
10.153
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Bank One, NA (Incorporated by reference to Exhibit 10.95 to the Company's Form 10-K filed March 31, 2003)
10.154
Extension Agreement, effective April 3, 2002 among SOURCECORP, Incorporated, each of the Lenders party thereto, Bank of America, N.A., and Banc of America Securities LLC, executed on behalf of Texas Capital Bank, National Association (Incorporated by reference to Exhibit 10.96 to the Company's Form 10-K filed March 31, 2003)
10.155
Master Guaranty Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed November 14, 2001)
10.156	Pledge Agreement, dated April 3, 2001, by and between F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 on the Company's Form 10-Q filed November 14, 2001)
10.157
Master Pledge Agreement, dated April 3, 2001, by and among certain subsidiaries of F.Y.I. Incorporated and Bank of America, N.A. (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed November 14, 2001)
10.158
Letter Agreement, dated August 10, 2001, by and among F.Y.I. Incorporated, Bank of America, N.A. and the other signatories thereto (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed November 14, 2001)
10.159
ISDA Master Agreement and Schedule to ISDA Master Agreement dated as of December 20, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed November 14, 2001)
10.160
Confirmation of Interest Rate Transaction Letter Agreement dated December 21, 2000, between F.Y.I. Incorporated and SunTrust Bank. (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed November 14, 2001)
10.161*	F.Y.I. Incorporated Nonqualified Retirement Plan, Amended and Restated as of January 1, 2000 (Incorporated by reference to Exhibit 10.87 on the Company's Form 10 -K filed April 1, 2002)
10.162*
Description of Non-Qualified Retirement Plan Match (Incorporated by reference to Exhibit 1.128 on the Company's Form 10-K filed (Incorporated by reference to Exhibit 10.128 on the Company's 2004 Form 10-K filed March 31, 2005)
10.163*	Non-Employee Director's Compensation Summary (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed August 11, 2005)
10.164*	2005 Executive Officer and Director Compensation Summary (Incorporated by reference to Exhibit 10.129 on the Company's 2004 Form 10-K filed March 31, 2005)
10.165
Agreement Settling Disputes and Releasing Claims, entered into as of September 23, 2005, by and between the Company and other parties listed therein (Incorporated by reference to Exhibit 10.1 to Company's Form 10-Q filed on November 9, 2005)

10.166
Confidentiality Agreement made as of August 1, 2005 by and between SOURCECORP, Incorporated and Jana Partners LLC (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on August 3, 2005)
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
Date: March 31, 2006

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED

/s/ THOMAS C. WALKER Thomas C. Walker	Chairman of the Board and Chief Development Officer
/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID LOWENSTEIN David Lowenstein	Director and Founder
/s/ BARRY L. EDWARDS Barry L. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ G. MICHAEL BELLENGHI G. Michael Bellenghi	Director
/s/ MICHAEL J. BRADLEY Michael J. Bradley	Director
/s/ DONALD F. MOOREHEAD, JR. Donald F. Moorehead, Jr.	Director
/s/ HON. EDWARD M. ROWELL Hon. Edward M. Rowell	Director
/s/ MARC A. WEISMAN Marc A. Weisman	Director