Form 10-K/A
period 2005-12-31
SOURCECORP INC
filed 2006-04-26
CIK 936931

QuickLinks -- Click here to rapidly navigate through this document

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

        As of April 21, 2006, 15,683,452 shares of the Registrant's Common Stock were outstanding (excluding 518,099 shares of unvested restricted stock).

EXPLANATORY NOTE

Parts and Items Amended

        We hereby amend Part III of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006, to include information previously contemplated to be incorporated by reference.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

  Directors

The following sets forth certain information concerning each of our directors as of April 21, 2006:

        Thomas C. Walker, age 73, has been our Chairman of the Board since our inception in September 1994 and has been our Chief Development Officer since November 1995. From September 1994 until November 1995, Mr. Walker held the positions of President and Chief Executive Officer. From August 1991 to December 1994, Mr. Walker was Vice President, Corporate Development, of Laidlaw Waste Systems, Inc., a subsidiary of Laidlaw, Inc., a waste management company, where he was responsible for its acquisition and divestiture program in the United States and Mexico. Mr. Walker has been responsible for the acquisition or divestiture of several hundred businesses over a 30-year period. Mr. Walker is a director of RenewData, a private technology provider of electronic evidence services and preservation archiving. Mr. Walker holds a B.S. in Industrial Engineering from Lafayette College.

        Ed H. Bowman, Jr., age 59, has been our President and Chief Executive Officer and a Director since November 1995. From 1993 to 1995, Mr. Bowman was Executive Vice President and Chief Operating Officer of the Health Systems Group for First Data Corporation, a financial services company. Mr. Bowman was responsible for the day-to-day operations of research and development, marketing and customer service. From 1983 to 1993, Mr. Bowman served in a number of executive positions with a leading healthcare information systems company; responsibilities included VP—International, VP—Marketing, Senior VP—Customer Services, Group Senior VP—Research and Development, and last serving as Executive Vice President and Chief Operating Officer with responsibility for domestic operations. Prior to 1983, Mr. Bowman was with Andersen Consulting (currently known as Accenture), where he was elected a Partner. Mr. Bowman holds an M.S. degree from Georgia Institute of Technology and a B.B.A. from Georgia State University. Mr. Bowman has served on the Board of the Advanced Technology Development Center at Georgia Tech. Mr. Bowman currently serves on the Advisory Board of the Robinson School of Business at Georgia State University.

        G. Michael Bellenghi, age 57, has been one of our Directors since May 2003, and prior to that from the consummation of the Company's IPO until his resignation, which was effective May 11, 1999. A certified public accountant, Mr. Bellenghi began his career in the public accounting profession, where he spent more than 20 years with the firm Deloitte & Touche LLP. A partner in the firm's audit function, Mr. Bellenghi served as the Partner-in-Charge of the Philadelphia office Healthcare Practice for 10 years until 1990. In 1991, he co-founded and served as Managing Partner of a management-consulting firm, which provided a vast array of strategic, operational and financial support to various sectors of the healthcare industry. From 1995 to 1999, Mr. Bellenghi also served as Chairman and CEO of Recordex, a subsidiary of the Company. Mr. Bellenghi is former Chairman and currently a member of the Board of Trustees of The Center for Autistic Children of Philadelphia. He is also a member of the Board of Directors of Riddle Memorial Hospital, a private nonprofit hospital located in Media, PA. Mr. Bellenghi holds a B.S. in Accounting from LaSalle University, and is a member of both the American and the Pennsylvania Institutes of Certified Public Accountants.

        Michael J. Bradley, age 61, has been one of our Directors since January 1996. From January 1991 through January 1996, Mr. Bradley has served as a principal and as a member of the Board of Directors of the predecessor of one of our subsidiaries, Recordex. Recently, Mr. Bradley served as the Senior Associate Dean of Drexel University School of Medicine and is Managing Director of B F Healthcare, Inc. From 1988 to 1998 Mr. Bradley served as Chairman of First Executive Bank, and from 1998 to 2003 he served as Vice Chairman of First Republic Bank. Mr. Bradley is a member of the

Board of Directors and Audit Committee of Resource America, Inc., a Nasdaq quoted company and serves on the Board of Directors and Audit Committee of Bancorp Bank, also a Nasdaq quoted company. From May 1994 through 1997, Mr. Bradley was Executive Vice President of Mercy Health Corporation of Southeast Pennsylvania. Prior to joining Mercy Health Corporation, Mr. Bradley served as President and Chief Executive Officer of several healthcare organizations, including Thomas Jefferson University Hospital and North Philadelphia Health System, both of which are located in Philadelphia, and the Columbia Presbyterian Medical Center in New York City. Mr. Bradley is a certified public accountant and holds a B.S. in Business Administration from Drexel University.

        David Lowenstein, age 44, has been one of our Directors since February 1995. Since January 2000, Mr. Lowenstein has also been a Consultant to us. From February 1995 to December 1999, Mr. Lowenstein was our Executive Vice President—Corporate Development and Acquisitions. From November 1997 through December 1999, Mr. Lowenstein was our Treasurer. From July 1996 through November 1997, Mr. Lowenstein held the additional position of our Chief Financial Officer. From February 1994 until joining us, Mr. Lowenstein served as Vice President, Business Development of Laidlaw Waste Systems, Inc., with overall responsibility for Laidlaw Waste System's acquisition and divestiture program in North America. Mr. Lowenstein has been responsible for the acquisition or divestiture of over 75 businesses in North America and Europe. Mr. Lowenstein holds a B.A. in Economics from Sir Wilfred Laurier University and an M.S. in Public and Business Administration from Carnegie Mellon University. Mr. Lowenstein is a citizen of Canada.

        Donald F. Moorehead, Jr., age 55, has been one of our Directors since January 1995. Mr. Moorehead currently serves as Chairman of the Board of Worldwide Rock Enterprises, L.P., a distributor of masonry and stone materials. From January 2002 until June 2005, Mr. Moorehead served as Chairman and Chief Executive Officer of General Waste Corporation, a private non-hazardous solid waste company. From January 1998 until 2002, Mr. Moorehead was initially Vice Chairman of the Board and later Chairman of the Board and Chief Executive Officer of EarthCare Company, a liquid waste company. In April 2002, EarthCare filed for Chapter 11 bankruptcy protection. Mr. Moorehead is the founder of U.S.A. Waste Services, Inc., which subsequently acquired the largest solid waste company in the world. From October 1990 through May 1994, he served as its Chairman of the Board and Chief Executive Officer, from 1994 through August 1997, he served as Vice Chairman and Chief Development Officer. Mr. Moorehead was Chairman of the Board and Chief Executive Officer of Mid-American Waste Systems, Inc., a waste management company, from its inception in December 1985 until August 1990 and continued as a director until February 1991. From 1977 until 1984, Mr. Moorehead served in various management positions with Waste Management, Inc. From November 1996 through June 2003, Mr. Moorehead served as a director of Environmental Research and Education Foundation, an independent non-profit organization that funds research and education relating to the environmental services industry. Mr. Moorehead was inducted to the EIA Hall of Fame on June 10, 1998. Mr. Moorehead holds a B.S. in Engineering Mathematics from the University of Tulsa.

        The Hon. Edward M. Rowell, age 74, has been one of our Directors since January 1996. From April 1990 to August 1994, Mr. Rowell served as the United States Ambassador to Luxembourg, from January 1988 to April 1990 as the United States Ambassador to Portugal and from August 1985 to January 1988 as the United States Ambassador to Bolivia. He is currently a director of the American Academy of Diplomacy and a director/member of the Budget and Finance Committees of the Association for Diplomatic Studies and Training and the DACOR-Bacon House Foundation, each of Washington, D.C. Mr. Rowell holds a B.A. in International Relations from Yale University and was a Sloan Executive Fellow at the Stanford University Graduate School of Business.

        Marc. A. Weisman, age 53, became a director of the Company in August 2005. From 1988 through 1995, Mr. Weisman served as Chief Financial Officer and Chief Investment Officer of ADCO Group. In 1996, Mr. Weisman served as a director of the Principal Transactions Group of Credit Suisse First

Boston. Mr. Weisman founded Sagaponack Partners and Sagaponack Management in 1997 and served as the co-manager until 2005. From 2001 through 2005, Mr. Weisman served as Partner and Managing Director of JANA Partners. Mr. Weisman presently serves on the Board of Directors of Ustman Industries (k/n/a UST Liquidating Corp.) and Artesyn Technologies, Inc. Mr. Weisman holds a BA from Temple University, a JD from Temple Law School and an LLM from NYU Law School.

  Executive Officers

        Corresponding information with respect to the Company's executive officers was previously filed under Part I, Item 1 of this Annual Report on Form 10-K.

  Audit Committee

        The members of our Audit Committee presently are Mr. Bellenghi (Chairman), Mr. Bradley, Mr. Moorehead and Mr. Rowell. Each of these individuals is "independent" as currently defined in Rule 4200(a)(15) of the NASD's listing standards. Further, our Board has determined that our Audit Committee has at least two members, Messrs. Bellenghi and Bradley, who qualify as "audit committee financial experts" as defined by rules promulgated by the SEC. The Company has had a standing audit committee since the consummation of the Company's initial public offering in 1996. The Audit Committee is formed in accordance with Section 3(a)58(A) of the Exchange Act, and currently acts pursuant to the written Audit Committee Charter most recently amended by the Board of Directors on December 2, 2003. A copy of such charter was attached as Appendix "A" to the Proxy Statement for our 2004 annual meeting of stockholders and is available on the Company's website at www.srcp.com. Our Audit Committee meets regularly with our independent registered public accounting firm outside the presence of management as well as with the head of our internal audit department. Our Audit Committee is authorized to engage outside counsel and other advisors as may be necessary to carry out their duties. Our Audit Committee is generally responsible for appointing our independent registered public accounting firm and overseeing our accounting and internal audit functions, including reviewing, with our independent registered public accounting firm: (i) the general scope of their audit services and the annual results of their audit; (ii) the reports and recommendations made to our Audit Committee by the independent registered public accounting firm; and (iii) our internal control structure. Our Audit Committee held eleven meetings (four of which were held in connection with various Board meetings) during 2005.

  Stockholder Recommendations for Directors

        If the prospective Merger announced by the Company on March 8, 2006, is completed, we will not hold a 2006 annual meeting of stockholders. See Item 12. Potential Merger. If the Merger is not completed, you will continue to be entitled to attend and participate in our annual stockholder meetings. At any meeting of stockholders, any stockholder may nominate one or more persons for election as directors if the stockholder has given timely notice thereof in proper written form; provided that such stockholder (i) is a stockholder of record at the time of giving of the notice discussed below and (ii) will be entitled to vote at such annual meeting of stockholders.

        To be in proper written form, a stockholder's notice to us shall set forth: (a) a brief description of the persons nominated and the reasons for making such nomination; (b) the name and address, as they appear on our books, of the stockholder making such nomination, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made; (c) the class and number of shares of the Company that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made; (d) with respect to any nomination, (i) a description of all arrangements and understandings (whether or not in writing) between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made, (ii) the name, age, business address and residence address of such nominee, (iii) the class and number of shares of capital stock of the Company owned beneficially and of record by such nominee and (iv) the written consent of the proposed nominee to being named in the solicitation material and to serving as a director if elected; (e) a description of any negotiations, transactions or contacts during the past two years between the stockholder or its affiliates and any other person (including the identity of such other person) concerning (i) any take-over bid, tender offer, exchange offer, merger, consolidation, business combination, recapitalization, restructuring, liquidation, dissolution, distribution, stock purchase or other extraordinary transaction involving the Company or any of its subsidiaries or the assets or securities of the Company or any of its subsidiaries and (ii) any solicitation of proxies or consents from stockholders, any stockholder proposal, the election, removal or appointment of directors or executive officers of the Company or any of its subsidiaries or the policies, affairs or strategy of the Company or any of its subsidiaries; and (f) such other information regarding each nominee to be proposed as would be required to be included in solicitations of proxies, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

        A stockholder may nominate directors for election at any meeting of stockholders if stockholder complies with the foregoing procedures provided that recommendations are timely made. To be timely, such recommendations must be delivered to or mailed and received at the principal executive offices of the corporation (SOURCECORP, Incorporated, Attn: Secretary, 3232 McKinney Avenue, Suite 1000, Dallas, Texas 75204) not less than 90 days nor more than 120 days prior to the stockholders' meeting; provided, however, that if less than 100 days' notice or other prior public disclosure of the date of the meeting is given or made to the stockholders, notice by the stockholder to be timely must be received no later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or other public disclosure was made.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Sections 16(a) forms they file.

        Based solely on our review of the copies of such forms received by us with respect to fiscal 2005, or written representations from certain reporting persons, to the best of our knowledge, all reports were filed on a timely basis.

  Code of Ethics

        The Company maintains a Code of Ethics applicable to its employees, officers and directors, specifically including the CEO, CFO and other financial professionals, including the principal accounting officer. Only the Board of Directors can amend or grant waivers from the provisions of the Code relating to Directors or Executive Officers, and any such amendments or waivers will be promptly posted at http://www.srcp.com. The Code of Ethics applicable to the CEO, CFO and other financial professionals is available by sending a written request to SOURCECORP, Incorporate, 3232 McKinney Avenue, Suite 1000, Dallas, Texas 75204, attn: Charles S. Gilbert, Senior Vice President, General Counsel and Secretary.

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE

        The following table sets forth information concerning the annual and long-term compensation earned during the last three fiscal years by our Chief Executive Officer and each of our other four most highly compensated executive officers (collectively, the "named executive officers").

		Annual Compensation				Long Term Compensation
Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)		Restricted Stock Awards ($)(2)		Securities Underlying Options/SARS/ Warrants (#)(3)	All Other Compensation ($)
Ed H. Bowman, Jr. President and Chief Executive Officer	2003 2004 2005	575,000 635,000 675,000	650,000 325,000 675,000	27,257 40,833 55,532	(4) (7) (9)	1,079,400 1,895,813 1,402,500	(5) (8) (10)	62,100 — —	57,500 65,942 —	(6) (6)
Thomas C. Walker Chairman of the Board and Chief Development Officer	2003 2004 2005	330,000 340,000 350,000	215,000 125,000 227,500	23,942 23,722 24,187	(11) (11) (13)	323,820 379,163 374,000	(5) (12) (10)	22,500 — —	33,000 35,308 —	(6) (6)
Barry L. Edwards Executive Vice President and Chief Financial Officer	2003 2004 2005	308,000 340,000 360,000	220,000 175,000 234,000	23,119 23,192 22,529	(14) (15) (16)	179,900 379,163 467,500	(5) (12) (10)	20,000 — —	30,800 35,308 —	(6) (6)
Kerry D. Walbridge Division President— Business Process Solutions	2003 2004 2005	275,000 300,000 320,000	175,000 150,000 240,000	23,659 22,867 21,249	(17) (18) (20)	224,875 379,163 467,500	(5) (19) (10)	10,000 — —	— 23,750 —	(6)
David Delgado President—Legal Claims and Consulting	2003 2004 2005	200,000 250,000 275,000	200,000 100,000 206,250	3,781 20,050 21,240	(21) (22) (24)	107,940 227,498 280,500	(5) (23) (10)	— — —	— — —

(1)
Other than the amount representing auto allowance, this amount is reported net of tax as such benefit was provided to such officers on a tax grossed up basis.

(2)
As of December 31, 2005, Messrs. Bowman, Walker, Edwards, Walbridge and Delgado held 210,000, 53,000, 50,000, 52,500 and 30,000 shares of restricted common stock, respectively, and the shares of restricted common stock had a 2005 year-end value of $5,035,800, $1,270,940, $1,199,000, $1,258,950 and $719,400, respectively. The value of the underlying restricted common stock at 2005 year-end is determined by multiplying the number of shares of restricted stock held by the last sale price of a share of our common stock on the last trading day of 2005, December 30, 2005 ($23.98), as reported by The Nasdaq Stock Market.

(3)
Represents options and warrants granted to purchase the stated number of shares of our common stock.

(4)
Includes auto allowance ($12,000), medical insurance reimbursement, medical co-pay reimbursement, club dues, cost of comprehensive physical and tax planning expense.

(5)
Based on a price of $17.99, the closing price of the Company's common stock on May 21, 2003, the date the restricted stock was awarded. The restrictions on 26,000, 5,500, 3,000, 5,500 and 2,000 shares awarded to Messrs. Bowman, Walker, Edwards, Walbridge and Delgado, respectively, expired on January 10, 2006, the restrictions on the remaining shares awarded will expire on July 1, 2006 (or on a change of control of the Company).

(6)
Consist of the Company's contribution to such employee's Non-Qualified Plan account.

(7)
Includes auto allowance ($12,000), medical insurance reimbursement and medical co-pay reimbursement ($25,020).

(8)
Based on a price of $26.17, the closing price of the Company's common stock on January 2, 2004, the date 56,250 shares of restricted stock was awarded and $22.60, the closing price of the Company's common stock on May 10, 2004, the date 18,750 shares of restricted stock was awarded. The restrictions on such awards will expire on January 10, 2007 if not earlier vested on achievement of designated performance criteria (or on a change of control of the Company).

(9)
Included auto allowance ($12,000), medical insurance reimbursement, medical co-pay reimbursement ($14,497), club dues, legal expenses, cost of comprehensive physical, financial planning expense ($15,000) and tax planning expense.

(10)
Based on a price of $18.70, the closing price of the Company's common stock on May 10, 2005, the date the restricted stock was awarded. The restrictions on such awards will expire on December 18, 2009 if not earlier vested on achievement of designated performance criteria (or on a change of control of the Company).

(11)
Includes auto allowance ($12,000), medical insurance reimbursement, life insurance reimbursement ($7,000) and cost of comprehensive physical.

(12)
Based on a price of $26.17, the closing price of the Company's common stock on January 2, 2004, the date 11,250 shares of restricted stock was awarded and $22.60, the closing price of the Company's common stock on May 10, 2004, the date 3,750 shares of restricted stock was awarded. The restrictions on such awards will expire on January 10, 2007 if not earlier vested on achievement of designated performance criteria (or on a change of control of the Company).

(13)
Includes auto allowance ($12,000), medical insurance reimbursement, life insurance reimbursement ($6,168), tax planning expenses and cost of comprehensive physical.

(14)
Includes auto allowance ($12,000), medical insurance reimbursement, life insurance reimbursement, medical co-pay reimbursement and cost of comprehensive physical.

(15)
Includes auto allowance ($12,000), medical insurance reimbursement and financial planning expenses ($7,118) and cost of comprehensive physical.

(16)
Includes auto allowance ($12,000), medical insurance reimbursement, medical co-pay reimbursement and tax planning expense.

(17)
Includes auto allowance ($12,000), medical insurance reimbursement, medical co-pay reimbursement and life insurance premium reimbursement ($7,200).

(18)
Includes auto allowance ($12,000), medical insurance reimbursement and club dues ($7,000).

(19)
Based on a price of $26.17, the closing price of the Company's common stock on January 2, 2004, the date 11,250 shares of restricted stock was awarded and $22.60, the closing price of the Company's common stock on May 10, 2004, the date 3,750 shares of restricted stock was awarded. The restrictions on such awards will expire on January 10, 2007 if not earlier vested on achievement of designated performance criteria (or on a change of control of the Company).

(20)
Includes auto allowance ($12,000), medical insurance reimbursement and club dues ($5,440)

(21)
Includes medical insurance reimbursement.

(22)
Includes auto allowance ($12,000), medical insurance reimbursement and tax planning expenses.

(23)
Based on a price of $26.17, the closing price of the Company's common stock on January 2, 2004, the date 6,750 shares of restricted stock was awarded and $22.60, the closing price of the Company's common stock on May 10, 2004, the date 2,250 shares of restricted stock was awarded. The restrictions on such awards will expire on January 10, 2007 if not earlier vested on achievement of designated performance criteria (or on a change of control of the Company).

(24)
Includes auto allowance ($12,000), medical insurance reimbursement, tax planning expenses and cost of comprehensive physical.

AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION/WARRANT VALUES

        The following table provides information, with respect to the named executive officers, concerning options and warrants held as of December 31, 2005. None of our named executive officers exercised any options or warrants to purchase our common stock in 2005.

			Number of Securities Underlying Unexercised Options and Warrants at Fiscal Year End (#)		Value of Unexercised In-The-Money Options and Warrants at Fiscal Year End(1)($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ed H. Bowman, Jr. President and Chief Executive Officer	—	—	861,075	31,050	506,990	185,990
Thomas C. Walker Chairman of the Board and Chief Development Officer	—	—	301,333	11,250	208,862	67,388
Barry L. Edwards Executive Vice President and Chief Financial Officer	—	—	187,600	10,000	64,100	59,900
Kerry D. Walbridge Division President—Business Process Solutions	—	—	110,000	5,000	101,500	59,900
David Delgado Division President—Legal Claims and Consulting	—	—	68,813	2,500	16,375	14,975

(1)
The value of an unexercised option or warrant at December 31, 2005 is determined by subtracting the exercise price of the option or warrant from the last sale price of a share of our common stock on last trading day of 2005, December 30, 2005 ($23.98), as reported by The Nasdaq Stock Market.

COMPENSATION OF DIRECTORS

        Directors who are employees of the Company do not receive additional compensation for serving as Directors. Currently, each Director who is not an employee of the Company receives a fee of $2,500 for attendance at each Board of Directors' Meeting; $2,000 for attendance at Audit Committee Meetings; $1,250 for attendance at all other committee meetings (unless held on the same day as a Board of Directors' meeting); and $500 for the participation on a scheduled Board of Directors' or committee conference call. In 2005, each of the non-employee directors received an annual retainer of $25,000. Non-employee Directors also receive an annual grant of shares of restricted stock (typically vesting in 20%/30%/50% annual increments), the number of shares awarded currently is set to equal $40,000 divided by the average closing price of the Company's Common Stock for the 10 days prior to the applicable annual meeting. In May 2005, all current non-employee Directors received a grant of 2,034 shares of restricted stock vesting in 20%/30%/50% annual increments. Mr. Weisman joined the Board of Directors in August 2005 and concurrently received a grant of 1,789 shares of restricted stock vesting in 20%/30%/50% annual increments. All of our Directors are reimbursed for out-of-pocket expenses incurred in their capacity as Directors. In 2005, the Board formed an M&A committee consisting of two of our independent directors, to assist in the Company's exploration of strategic alternatives; the members of this committee were each paid an additional $25,000 retainer.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

        Each of Messrs. Walker, Bowman, Burns, Davis, Delgado, Edwards, Gilbert, Walbridge and Zazworsky have entered into an employment agreement with us. Mr. Bowman's agreement is for a term ending December 31, 2010, with an automatic annual five-year renewal unless prior notice of nonrenewal is given to him according to the terms of the agreement. Mr. Walker's agreement is for a term ending December 31, 2007, with an automatic annual two-year renewal unless prior notice of nonrenewal is given to him according to the terms of the agreement. Messrs. Burns, Davis, Delgado, Edwards, Gilbert, Walbridge and Zazworsky each have entered into an agreement for a term ending December 31, 2006. Pursuant to the employment agreements, each employee named above receives an annual base salary and is eligible for additional year-end bonus compensation.

        Each employment agreement provides that, in the event of a termination of employment by us without cause or by the employee for good reason, the employee will be entitled to receive from us a lump-sum payment equal to the employee's then current salary for the greater of two years or the remainder of the term under the agreement in the case of Messrs. Bowman and Walker; and one year's salary in the case of Messrs. Burns, Davis, Delgado, Edwards, Gilbert, Walbridge and Zazworsky. Further, in the case of Messrs. Burns, Davis, Delgado, Edwards, Gilbert, Walbridge and Zazworsky, in the event such employee is terminated by us without cause within the first six months of the year following the expiration of their employment agreement term, and their agreement has not been replaced, such employee will be entitled to receive as severance their base monthly salary times the remaining number of months in that calendar year.

        In the event of a change in control, the employee will be entitled to a lump-sum severance payment of 5 times the sum of annual salary and maximum bonus in the case of Mr. Bowman; 3.64 times in the case of Mr. Walker (subject to an amendment as further described below); 3 times in the case of Messrs. Edwards and Walbridge; 2 times in the case of Messrs. Davis, Delgado, Gilbert, and Zazworsky; and 1 times in the case of Mr. Burns. However, in the case of Messrs. Burns, Davis, Delgado, Edwards, Gilbert, Walbridge and Zazworsky, in the event of a change of control, the Company may require that such employee remain employed by the Company up to one year following such change in control as a condition to receiving such payment. In the case of Messrs. Bowman and Walker, such employees would have a two year period following a change in control to terminate their employment and receive such severance. Further, in the case of a termination of the employment agreements of Messrs. Bowman or Walker in connection with a change in control, such respective employees would be entitled to the continuation of certain benefits, including insurance coverage, for a period of three years. Additionally, each such executive employment agreement provides that if any payment or benefit received by the executive officer gives rise to an excise tax on "parachute payments", the executive officer is also entitled to a "gross-up" payment in an amount that would place the executive officer in the same after-tax position that he or she would have been in if no excise tax had applied.

        Mr. Walker's employment agreement was amended (the "Walker Amendment") in connection with the execution of the Merger agreement and prospective Merger announced by the Company on March 8, 2006. See Item 12. Potential Merger. The Walker Amendment reduces the change in control severance payment Mr. Walker is due upon a qualifying termination of his employment in connection with a change in control of the Company from 3.64 times the sum of his annual salary plus maximum bonus opportunity in effect immediately prior to the change in control (estimated to be $2,102,100) to $1,807,736. The Walker Amendment becomes effective at the effective time of the Merger, but will terminate without effect if, at the effective time of the Merger, Mr. Delgado is not an employee of the Company or is not an equity holder on specified terms of the prospective acquirer of the Company under the Merger agreement.

        Each of the employment agreements for Messrs. Bowman, Walker, Burns, Davis, Delgado, Edwards, Gilbert, Walbridge and Zazworsky contains a covenant not to compete with us for a period of two years following termination of employment (and one year in the case of Mr. Burns), provided that in the event of a termination of employment by us without cause, or by employee for good reason, the term of a portion of the covenant not to compete contained in the employment agreement will be shortened to one year.

        Messrs. Bowman, Delgado and Walbridge have executed new employment arrangements with the prospective acquirer of the Company under the Merger agreement and effective at the effective time of the merger, their pre-existing employment agreements with the Company will terminate, subject to certain exceptions. In addition, Mr. Delgado will receive a cash bonus at the effective time of the Merger equal to $1,225,381.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        In 2005, our Compensation Committee consisted of Messrs. Bradley, Moorehead and Rowell. All of the members of the Compensation Committee are independent, non-employee Directors and are not former officers of the Company. During 2005, no executive officer served as a member of the board of directors or on the compensation committee of a company where any of its executive officers served on our Compensation Committee or on our Board of Directors.

EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        Our Compensation Committee is comprised of independent, non-employee directors, and subject to the employment agreements described above, reviews and recommends to our Board of Directors for its approval the salaries and bonuses of our executive officers—Thomas C. Walker, Chairman of the Board and Chief Development Officer; Ed H. Bowman, Jr., President and Chief Executive Officer; Ralph Burns, Vice President of Corporate Development; Steve Davis, Chief Information Officer; David Delgado, President—Legal Claims and Consulting Division; Barry L. Edwards, Executive Vice President and Chief Financial Officer; Charles S. Gilbert, Senior Vice President, General Counsel and Secretary; Kerry Walbridge, President—Business Process Solutions Division; and Ronald Zazworsky, President—HealthSERVE Division. In addition, our Compensation Committee makes recommendations to our Board with respect to the granting of stock options and restricted stock under our 2002 Plan and/or warrants to selected Directors, executive officers and other key employees.

Compensation Philosophy

        Our executive compensation program is designed to integrate compensation with the achievement of our short-term and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executives.

        Executive compensation is primarily comprised of three components: (i) a base salary, which attracts talented employees and contributes to motivating and rewarding individual performance; (ii) an incentive bonus of cash, which integrates financial reward with the achievement of our short-term performance objectives; and (iii) a stock option and/or restricted stock incentive award program, which is intended to promote the achievement of long-term performance goals and to align the long-term interests of our executive officers with those of our stockholders. In addition to the above components, executive compensation also includes employee benefits, which are intended to help maintain competitiveness with those benefits offered by other companies to their executives.

        The base salary and incentive bonus payable to each of our executive officers are typically governed by employment agreements entered into by us with each of these executive officers. See "Employment Contracts, Termination of Employment and Change-in-Control Arrangements", above. Our Compensation Committee conducts ongoing reviews of these employment agreements or other salary and bonus arrangements to help ensure that they are consistent with our Compensation Committee's then current philosophy. In this regard, in 2004, the Compensation Committee utilized an independent compensation consultant (which it had rotated from the prior year to help maintain an independent and fresh look at the Company's executive compensation) to assist in the review and establishment of 2005 compensation levels. Further, in reviewing and setting compensation, the Compensation Committee takes into account the complexity of the Company, the diverse service offerings that the Company's executives manage and the committee's goal of attracting, retaining and motivating talented and mobile executives in a competitive sector.

        Our Compensation Committee prefers that compensation paid to our Chief Executive Officer and the other executive officers named in the Summary Compensation Table not be subject to the limitation on tax deductibility under Section 162(m) of the Internal Revenue Code, as amended (the "Code"), so long as this can be achieved in a manner consistent with the committee's other objectives. Section 162(m) generally eliminates a corporation's tax deduction in a given year for payments to certain named executive officers in excess of $1 million, unless the payments result from "qualified performance-based compensation." The deductibility of some types of compensation payments can depend upon the timing of an executive's vesting or exercise of previously granted rights. Further, interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the committee's control also can affect deductibility of compensation. For these and other reasons, the Compensation Committee does not necessarily seek to limit executive compensation to that deductible under Section 162(m) of the Code. For 2005, the Company had approximately $500,000 in compensation that exceeded the limitations of Section 162(m).

Base Salary Compensation

        Our Compensation Committee continues to believe that the retention of executives who have developed the skills, knowledge and expertise required to lead our organization, in a complex business environment is vital to our competitive strength. Our Compensation Committee further believes that attracting other key employees who can supplement the efforts of our existing executives is absolutely critical. To this end, it is our Compensation Committee's policy to continue to establish base pay at competitive levels.

Incentive Bonus Compensation

        Our Compensation Committee believes that compensation should vary with corporate performance and that a significant portion of compensation should continue to be linked to the achievement of business goals. Under our employment agreements with our executive officers, the incentive bonus award component of their compensation is based on the achievement of certain levels of operating profitability or such other criteria as may be designated on an annual basis. The Compensation Committee has from time to time made discretionary grants or adjustments to such awards, such as to reward extraordinary effort or performance that was not contemplated by the original bonus criteria, to adjust for unusual items not deemed reflective of the Company's core business performance, or to recognize efforts on matters that may have a short term negative impact on the Company's operating results (such as strategic divestitures), but that are intended to have a long term benefit to the Company. The Compensation Committee reviews and makes recommendations to our Board with respect to this incentive component on at least an annual basis (and on such matters our directors who are executive officers do not vote).

Grants of Stock Options and Awards

        It is the policy of our Compensation Committee to award stock options, restricted stock or similar awards to our executive officers and other key employees to align their interests with those of our long-term investors and to help attract and retain these persons. Restricted stock provides value on a greater or lesser basis as the value of our common stock goes up or down following vesting. Options or similar awards provide value to the recipients only if and when the market price of our common stock increases above the option or warrant grant price. To that end, there is ongoing review by the Committee of the market price of our common stock and the grant price of options or similar awards. It is our Committee's goal to preserve these incentives as effective tools in motivating and retaining executives.

        No options to purchase shares of our common stock were granted to executive officers in 2005. In 2005, 251,959 shares of restricted stock were awarded to the executive officers and non-employee directors. Such grants made to executive officers were designed to cliff-vest in 2009, or accelerate upon the achievement of designated performance criteria. To date, the vesting of such grants has not accelerated. Our Compensation Committee intended for such grants and awards to provide a meaningful long-term incentive to those individuals who have been identified as key to our future success, to help retain the services of these persons and to further link compensation to our overall performance. Under the terms of the Company's 2002 Long Term Incentive Plan, grants of restricted stock and options typically vest upon the occurrence of a change in control of the Company as defined in such Plan.

Additional Benefits

        The Company does not maintain a defined benefit or similar retirement plan for its executive officers. The Company had maintained a Non-Qualified Retirement Plan through which certain employees deferred a portion of their income; however, in 2005, the Company determined that new regulations relating to such plans made such plans less flexible and attractive to participants, and as a result, the Company terminated its Non-Qualified Retirement Plan in May 2005. Additional executive benefits include a car allowance, and a capped reimbursement benefit for certain designated expenditures.

General

        If any of the above benefits, either alone or together with any other payments or benefits to covered senior executive employees, including any named executive officers, would constitute an "excess parachute payment" subject to the excise tax under certain provisions of the Internal Revenue Code, the senior executive employment agreements provide that an additional payment would be made to each affected covered employee so that such excise tax is reimbursed on a net after-tax basis.

Compensation of our Chief Executive Officer

        Our Compensation Committee considers several factors in establishing our Chief Executive Officer's compensation package, including market pay practices, performance level, contributions toward achievement of strategic goals and our overall financial and operating success.

        As noted above, in 2004, the Compensation Committee utilized a compensation consultant to assist in the review and establishment of 2005 compensation levels. Following such review, in 2004, the Compensation Committee increased Mr. Bowman's base salary by $40,000 (or approximately 6%).

        In furtherance of its philosophy of providing a long term incentive as part of overall executive compensation, the Compensation Committee awarded Mr. Bowman 75,000 shares of restricted stock in 2005, which were designed to cliff-vest in 2009, or accelerate upon the achievement of designated performance criteria. To date, no portion of such grant has vested. The Compensation Committee did not award Mr. Bowman, or any other executive officer, any options to acquire shares of the Company in 2005.

THE COMPENSATION COMMITTEE

Donald F. Moorehead, Jr., Chairman
Michael J. Bradley
Hon. Edward M. Rowell

PERFORMANCE GRAPH

        The following graph compares, on a dividend reinvestment basis, the cumulative total return of our common stock with Standard & Poor's 500 composite stock price index, Standard & Poor's 600 SmallCap composite stock price index and the NASDAQ Computer & Data Processing Services composite stock price index for the period from December 31, 2000 through December 31, 2005, assuming $100 was invested on December 31, 2000 in each case.

        The NASDAQ Computer & Data Processing Services composite index is prepared by the Center for Research in Security Prices at the University of Chicago by reference to NASDAQ companies with businesses that fall within Standard Industrial Classification 737 (Business Services: Computer Programming and Data Processing, including data preparation, processing and information retrieval services). The NASDAQ Stock Market provides this index to NASDAQ-listed companies for use in their stock performance charts. In order to compare our performance with relevant and readily ascertainable indices, we have adopted this index in lieu of constructing a custom peer group of business process outsourcing companies. For similar reasons, we have voluntarily included the S&P 500 Stock Index, in addition to our chosen broad based index of the S&P 600 SmallCap Composite Stock Price Index. The performance of our common stock reflected below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN.

ASSUMES $100 INVESTED ON DEC. 31, 2000
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2005

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS,
DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth certain information, as of April 21, 2006, regarding the beneficial ownership of our common stock by (i) each person known to beneficially own more than 5% of our common stock; (ii) each Director, Director nominee and each named executive officer; and (iii) all Directors and named executive officers as a group. Unless otherwise indicated, the address of each person listed below is c/o SOURCECORP, Incorporated, 3232 McKinney Avenue, Suite 1000, Dallas, Texas 75204. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. At April 21, 2006, there were 16,201,550 shares of our common stock outstanding (excluding 36,670 shares of our common stock held by one of our wholly-owned subsidiaries).

Name of Beneficial Owner	Shares Owned		Percent of Outstanding Common Stock
Jana Partners LLC.(1) 201 Post Street, Suite 1000 San Francisco, CA 94108	2,065,192		12.75%
FMR Corp.(2) 82 Devonshire Street Boston, MA 02109	1,841,203		11.36%
Dimensional Fund Advisors Inc.(3) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,273,717		7.86%
Barclays Global Investors, NA and affiliate(4) 45 Fremont Street San Francisco, CA 94105	1,242,738	(5)	7.67%
Sowood Capital Management LP(6) 500 Boylston Street, 17th Floor Boston, MA 21202	1,046,304	(7)	6.46%
Other:
Ed H. Bowman, Jr.(8)	1,106,077		6.47%
Ralph Burns(9)	35,000		*
Stephen W. Davis(10)	61,683		*
David Delgado(11)	100,540		*
Barry L. Edwards(12)	250,120		1.53%
Charles S. Gilbert(13)	155,570		*
Kerry D. Walbridge(14)	166,839		1.02%
Thomas C. Walker(15)	402,925		2.44%
Ronald Zazworsky(16)	222,677		1.36%
G. Michael Bellenghi(17)	6,694		*
Michael J. Bradley(18)	19,694		*
David Lowenstein(19)	31,194		*
Donald F. Moorehead, Jr.(20)	11,694		*
Hon. Edward M. Rowell(21)	14,494		*
Marc Weisman(22)	1,789		*
All Directors and executive officers as a group (15 persons)(23)	2,586,990		14.22%

*
Represents less than 1%.

(1)
Based solely on information provided on Schedule 13D/A (Amendment No. 3) dated August 9, 2005, which reflects sole voting power with respect to 2,065,192 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 2,065,192 shares and shared dispositive power with respect to 0 shares.

(2)
Based solely on information provided on Schedule 13G (Amendment No. 5) dated February 14, 2006, which reflects sole voting power with respect to 313,176 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 1,841,203 shares and shared dispositive power with respect to 0 shares. Such amendment to Schedule 13G also lists Edward C. Johnson 3d, Fidelity Management & Research Company and Fidelity Advisors Small Cap Fund as beneficial owners of such securities as a result of the ownership structure of such entity.

(3)
Based solely on information provided on Schedule 13G (Amendment No. 2) dated February 1, 2006, which reflects sole voting power with respect to 1,273,717 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 1,273,717 shares and shared dispositive power with respect to 0 shares. Dimensional Fund Advisors Inc. disclaims beneficial ownership of such securities.

(4)
Based solely on information provided on Schedule 13G dated January 31, 2006, which reflects sole voting power with respect to 1,169,113 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 1,242,738 shares and shared dispositive power with respect to 0 shares.

(5)
Consists of 857,166 shares beneficially owned by Barclays Global Investors, NA, and 385,572 shares beneficially owned by Barclays Global Fund Advisors.

(6)
Based solely on information provided on Schedule 13G (Amendment No. 1) dated February 14, 2006, which reflects sole voting power with respect to 1,046,304 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 1,046,304 shares and shared dispositive power with respect to 0 shares.

(7)
Consist of 902,753 shares held for the benefit of Sowood Alpha Fund Ltd. and 143,551 shares held for the benefit of Sowood Associates LP.

(8)
Consist of 29,952 shares of common stock, 184,000 shares of restricted common stock and 892,125 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(9)
Consist of 15,000 shares of restricted commons stock and 20,000 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(10)
Consist of 1,683 shares of common stock, 40,000 shares of restricted common stock and 20,000 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(11)
Consist of 1,227 shares of common stock, 28,000 shares of restricted common stock and 71,313 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(12)
Consist of 5,520 shares of common stock, 47,000 shares of restricted common stock and 197,600 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(13)
Consist of 2,802 shares of common stock, 27,000 shares of restricted common stock and 125,750 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(14)
Consist of 3,839 shares of common stock held by such person, 1,000 shares of common stock held by such person's spouse, 47,000 shares of restricted common stock and 115,000 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(15)
Consist of 35,842 shares of common stock held by such person, 2,000 shares of common stock held by such person's spouse and 5,000 shares held by Thomas C. and Carolyn W. Walker Family Foundation, 47,500 shares of restricted commons stock and 312,583 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(16)
Consist of 4,244 shares of common stock, 26,000 shares of restricted common stock and 192,433 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(17)
Consist of 1,832 shares of common stock and 4,862 shares of restricted common stock.

(18)
Consist of 7,832 shares of common stock, 4,862 shares of restricted common stock and 7,000 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(19)
Consist of 1,332 shares of common stock, 4,362 shares of restricted common stock and 25,500 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(20)
Consist of 1,832 shares of common stock, 4,862 shares of restricted common stock and 5,000 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(21)
Consist of 2,132 shares of common stock, 4,862 shares of restricted common stock and 7,500 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

(22)
Consist of 1,789 shares of restricted common stock. Mr. Weisman is also an investor in funds managed by JANA Partners LLC, the common stock ownership of which is also listed on this beneficial ownership table.

(23)
Consists of 108,087 shares of Common Stock, 487,099 shares of restricted common stock and 1,991,804 options or warrants currently exercisable or exercisable within 60 days of April 21, 2006.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides the indicated information as of December 31, 2005, regarding the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,539,289	(1)	$26.54	589,601	(2)(3)
Equity compensation plans not approved by security holders	531,009	(4)	$28.78	0	(3)
Total	3,070,298		$26.93	589,601	(2)(3)

(1)
Represents 2,028,204 shares of underlying options and 511,085 shares of underlying warrants.

(2)
The number of securities available for issuance under the 2002 Plan (which effectively replaced the Company's 1995 Stock Option Plan (the "1995 Plan")) shall not exceed the greater of 650,000 or 16% of the total number of shares of stock outstanding, plus 600,000, less any awards then outstanding.

(3)
Warrants, when issued, have been issued outside of our 1995 Plan and our 2002 Plan. The number of such warrants that may be issued from time to time by the Company are subject to approval by the Board of Directors. Historically, warrants have been issued from time to time in connection with acquisitions in lieu of a portion of purchase price or to certain individuals in lieu of cash bonuses.

(4)
Represents shares underlying warrants.

Potential Merger

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

ITEM 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPANY POLICY

        It is our policy that transactions with our directors and executive officers, if any, will be reviewed, and if appropriate approved, by the Audit Committee of our Board of Directors. Any such transactions are intended to be on terms no less favorable to us than could be obtained from unaffiliated third parties. We did not have any transactions with any of our directors or executive officers in 2005 other than compensation related matter.

ITEM 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Independent Registered Public Accounting Firm's Fees

        The following table summarizes the aggregate fees billed to the Company for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte"):

	2005	2004
Audit Fees(a)	2,508,021	2,732,530
Audit-Related Fees(b)	93,134	127,300
Tax Fees(c)	51,556	164,450
All Other Fees(d)	—	—

Total	2,652,711	3,024,280

(a)
Fees for audit services in each of 2005 and 2004 consisted of audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements, audits of management's assessment of internal control over financial reporting, and the audit of internal control over financial reporting.

(b)
Fees for audit-related services in 2005 consisted of financial accounting and reporting consultations. Fees for audit-related services in 2004 consisted of financial accounting and reporting consultations, Sarbanes-Oxley Act, Section 404 advisory services and employee benefit plan audits.

(c)
Fees for tax services in 2005 and 2004 consisted of tax compliance and tax planning and advice:

•
Fees for tax compliance services totaled $51,556 and $136,950 in 2005 and 2004, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

i.
Federal, state and local income tax return assistance

ii.
Sales and use, property and other tax return assistance

iii.
Assistance with tax return filings in certain foreign jurisdictions

iv.
Requests for technical advice from taxing authorities

v.
Assistance with tax audits and appeals

•
There were no fees billed to the Company for tax planning and advice services in 2005. Fees for tax planning and advice services totaled $27,500 in 2004. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of:

i.
Tax advice related to structuring certain proposed mergers, acquisitions and disposals

ii.
Tax advice related to the alteration of employee benefit plans

iii.
Tax advice related to an intra-group restructuring

(d)
There were no other fees for any other services billed in 2005 and 2004.

	2005	2004
Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.00:1	0.01:1

        In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche LLP and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

        On an annual basis, the Audit Committee pre-approves the permitted audit, audit-related, tax, and other services that Deloitte & Touche LLP may perform. As such, the services performed by Deloitte & Touche LLP in 2005 and 2004 were pre-approved by the Audit Committee. Any requests for audit, audit-related, tax, and other services not previously approved must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings. In addition, the Audit Committee generally requests a range of fees associated with each proposed service.

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
10.70*
Third Amendment to Amended and Restated Employment Agreement dated as of March 7, 2006 by and among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.1to the Company's Form 8-K filed March 8, 2006)
10.71*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 24, 2006)

10.72*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on February 24, 2006)
10.73*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ralph D. Burns (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on February 24, 2006)
10.74*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Stephen W. Davis (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on February 24, 2006)
10.75*
Second Amendment to Amended and Restated Employment Agreement dated as of February 24, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed on February 24, 2006)
10.76*
Second Amendment to Amended and Restated Employment Agreement dated as of February 20, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed on February 24, 2006)
10.77*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed on February 24, 2006)
10.78*
Second Amendment to Amended and Restated Employment Agreement dated as of February 17, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry d. Walbridge (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed on February 24, 2006)
10.79*
Second Amendment to Amended and Restated Employment Agreement dated as of February 23, 2006 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed on February 24, 2006)
10.80*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed December 7, 2005)
10.81*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 7, 2005)
10.82*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ralph D. Burns (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed December 7, 2005)

10.83*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Stephen W. Davis (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed December 7, 2005)
10.84*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed December 7, 2005)
10.85*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed December 7, 2005)
10.86*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed December 7, 2005)
10.87*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed December 7, 2005)
10.88*
Amendment to Amended and Restated Employment Agreement dated as of December 7, 2005 among SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed December 7, 2005)
10.89*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed May 11, 2005)
10.90*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed May 11, 2005)
10.91*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ralph D. Burns effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed May 11, 2005)
10.92*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Stephen W. Davis effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.4 to the Company's Form 8-K filed May 11, 2005)
10.93*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.5 to the Company's Form 8-K filed May 11, 2005)

10.94*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.6 to the Company's Form 8-K filed May 11, 2005)
10.95*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.7 to the Company's Form 8-K filed May 11, 2005)
10.96*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and W. Bryan Hill effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.8 to the Company's Form 8-K filed May 11, 2005)
10.97*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.9 to the Company's Form 8-K filed May 11, 2005)
10.98*
Amended and Restated Employment Agreement by and between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky effective as of January 1, 2005 (Incorporated by reference to Exhibit 99.10 to the Company's Form 8-K filed May 11, 2005)
10.99*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.70 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.100*
Employment Agreement, entered into on December 22, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and David Delgado (Incorporated by reference to Exhibit 10.71 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.101*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.72 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.102*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.73 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.103*
Amended and Restated Employment Agreement, entered into on December 19, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and W. Bryan Hill (Incorporated by reference to Exhibit 10.74 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.104*
Amended and Restated Employment Agreement, entered into on January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.76 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)

10.105*
Amended and Restated Employment Agreement, entered into on December 19, 2003 and effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.77 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.106*
Amended and Restated Employment Agreement, effective as of January 1, 2004 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.78 to the Company's 2003 Annual Report on Form 10-K filed March 12, 2004)
10.107*
Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Barry L. Edwards (Incorporated by reference to Exhibit 10.8 on the Company's Form 10-Q filed May 15, 2002)
10.108*
Amended and Restated Employment Agreement, dated as of April 24, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Charles S. Gilbert (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed May 15, 2002)
10.109*
Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 on the Company's Form 10-Q filed May 15, 2002)
10.110*
First Amendment to Amended and Restated Employment Agreement, dated as of May 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ed H. Bowman, Jr. (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed August 14, 2002)
10.111*
Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.4 on the Company's Form 10-Q filed May 15, 2002)
10.112*
First Amendment to Amended and Restated Employment Agreement, dated as of May 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Joe A. Rose (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed August 14, 2002)
10.113*
Employment Agreement, dated as of April 23, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Kerry D. Walbridge (Incorporated by reference to Exhibit 10.1 on the Company's Form 10-Q filed May 15, 2002)
10.114*
Employment Agreement, dated as of February 7, 2003 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Michael S. Rupe (Incorporated by reference to Exhibit 10.78 on the Company's Form 10-K filed March 31, 2003)
10.115*
Amended and Restated Employment Agreement, dated as of May 18, 2001 between F.Y.I. Incorporated and Ronald Zazworsky (Incorporated by reference to Exhibit 10.90 on the Company's Form 10-Q filed August 14, 2001)

10.116*
First Amendment to Amended and Restated Employment Agreement, dated as of April 10, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Ronald Zazworsky (Incorporated by reference to Exhibit 10.6 on the Company's Form 10-Q filed May 15, 2002)
10.117*
Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.7 on the Company's Form 10-Q filed May 15, 2002)
10.118*
First Amendment to Amended and Restated Employment Agreement, dated as of April 8, 2002 between SOURCECORP, Incorporated, SOURCECORP Management, L.P. and Thomas C. Walker (Incorporated by reference to Exhibit 10.2 on the Company's Form 10-Q filed August 14, 2002)
10.119*
Consulting Agreement Fifth Amended Addendum between F.Y.I. Incorporated (n/k/a SOURCECORP, Incorporated and David Lowenstein dated as of March 7, 2006 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed March 8, 2006)
10.120*
Consulting Agreement Forth Amended Addendum between SOURCECORP, Incorporated and David Lowenstein effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed March 6, 2006)
10.121*
Consulting Agreement Third Amended Addendum between SOURCECORP, Incorporated and David Lowenstein dated January 9, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed January 11, 2006)
10.122*
Consulting Agreement Second Amended Addendum effective as of December 18, 2004, supplement to, and modification of, that certain Consulting Agreement by and between F.Y.I. Incorporated (n/k/a SOURCECORP, Incorporated) and David Lowenstein, dated January 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed August 11, 2005).
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
21	List of subsidiaries of SOURCECORP, Incorporated (Incorporated by reference to Exhibit 21 to the Company's Form 10-K filed on March 31, 2006)
23.1	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 21 to the Company's Form 10-K filed on March 31, 2006)
24	Power of Attorney (Previously included as Exhibit 24 on the Company's 2005 Form 10-K filed March 31, 2006)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCECORP, INCORPORATED
	By:	/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr., President and Chief Executive Officer
Date: April 26, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April     , 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	CAPACITY IN WHICH SIGNED

/s/ THOMAS C. WALKER* Thomas C. Walker	Chairman of the Board and Chief Development Officer
/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ DAVID LOWENSTEIN* David Lowenstein	Director and Founder
/s/ BARRY L. EDWARDS* Barry L. Edwards	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ G. MICHAEL BELLENGHI* G. Michael Bellenghi	Director
/s/ MICHAEL J. BRADLEY* Michael J. Bradley	Director
/s/ DONALD F. MOOREHEAD, JR.* Donald F. Moorehead, Jr.	Director
/s/ HON. EDWARD M. ROWELL* Hon. Edward M. Rowell	Director
/s/ MARC A. WEISMAN* Marc A. Weisman	Director
*By:	/s/ ED H. BOWMAN, JR. Ed H. Bowman, Jr., Attorney-in-Fact	April 26, 2006

QuickLinks

EXPLANATORY NOTE
PART III
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
SUMMARY COMPENSATION TABLE
AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/WARRANT VALUES
PERFORMANCE GRAPH
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN.
SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS
EQUITY COMPENSATION PLAN INFORMATION
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
PART IV
SIGNATURES