Form 10-Q
period 2006-03-31
SOURCECORP INC
filed 2006-05-10
CIK 936931

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

As of April 30, 2006, 15,684,952 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding (excluding 516,599 shares of unvested restricted stock).

SOURCECORP, INCORPORATED AND SUBSIDIARIES

FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	March 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,317	$1,990
Accounts and notes receivable, less allowance for doubtful accounts of $10,219 and $12,680, respectively	68,444	79,741
Inventories	640	616
Deferred income taxes	7,835	7,528
Prepaid expenses and other current assets	6,921	6,356
Total current assets	86,157	96,231
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $49,292 and $51,737, respectively	39,939	37,437
GOODWILL	286,101	286,101
INTANGIBLES, net of amortization of $2,525 and $2,731, respectively	4,079	3,873
OTHER NONCURRENT ASSETS	2,360	2,343
Total assets	$418,636	$425,985
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,982	$45,874
Current maturities of long-term obligations	128	109
Income tax payable	242	2,902
Total current liabilities	49,352	48,885
LONG-TERM OBLIGATIONS, net of current maturities	37,924	40,032
DEFERRED INCOME TAXES	26,064	25,981
OTHER LONG-TERM OBLIGATIONS	935	1,023
Total liabilities	114,275	115,921
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 26,000,000 shares authorized, 15,659,348 and 15,720,122 shares issued and 15,622,678 and 15,683,452 shares outstanding at December 31, 2005 and March 31, 2006, respectively	157	157
Additional paid-in-capital	197,684	192,857
Retained earnings	113,023	117,551
	310,864	310,565
Less— Treasury stock, at cost, 36,670 shares	(501)	(501)
Less— Deferred compensation	(6,002)	—
Total stockholders’ equity	304,361	310,064
Total liabilities and stockholders’ equity	$418,636	$425,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
REVENUE	$105,932	$105,283
COST OF SERVICES EXCLUSIVE OF DEPRECIATION	58,536	58,765
DEPRECIATION	3,423	3,652
Gross profit	43,973	42,866
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,221	34,309
AMORTIZATION	206	206
Operating income	13,546	8,351
OTHER (INCOME) EXPENSE:
Interest expense	1,211	511
Interest income	(45)	(85)
Other (income) expense, net	315	217
Income from continuing operations before income taxes	12,065	7,708
PROVISION FOR INCOME TAXES	4,710	3,071
INCOME FROM CONTINUING OPERATIONS	7,355	4,637
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(221)	—
NET INCOME	$7,134	$4,637
NET INCOME PER COMMON SHARE
BASIC
Continuing Operations	$0.47	$0.30
Discontinued Operations	(0.01)	—
Total	$0.46	$0.30
DILUTED
Continuing Operations	$0.46	$0.29
Discontinued Operations	(0.01)	—
Total	$0.45	$0.29
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	15,670	15,675
DILUTED	15,963	16,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$7,355	$4,637
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,629	3,858
Deferred income tax provision (benefit)	(1,900)	223
Stock based compensation expense	631	961
Loss on sale of property, plant and equipment	15	210
Change in operating assets and liabilities:
Accounts and notes receivable	(8,303)	(11,092)
Inventories, prepaid expenses and other assets	(1,441)	605
Accounts payable and accrued liabilities	(4,435)	1,180
Excess tax benefit from exercise of stock options	—	(40)
Net cash provided by (used in) operating activities from continuing operations	(4,449)	542
Net cash provided by (used in) operating activities from discontinued operations	(171)	—
Net cash provided by (used in) operating activities	(4,620)	542
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from divestitures	224	45
Purchase of property, plant and equipment	(5,705)	(2,581)
Proceeds from disposition of property, plant and equipment	3	64
Cash paid for acquisitions, net of cash acquired	(34)	(1,000)
Net cash used in investing activities from continuing operations	(5,512)	(3,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of common stock options	—	475
Excess tax benefit from exercise of stock options	—	40
Proceeds from long-term obligations	52,975	57,782
Principal payments on long-term obligations	(46,321)	(55,694)
Net cash provided by financing activities from continuing operations	6,654	2,603

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,478)	(327)
CASH AND CASH EQUIVALENTS, beginning of period	3,722	2,317
CASH AND CASH EQUIVALENTS, end of period	$244	$1,990
SUPPLEMENTAL DATA:
Cash paid for:
Income taxes, net of income tax refunds	$11	$146
Interest	$1,209	$521
NONCASH OPERATING AND INVESTING TRANSACTIONS:
Common stock retained and retired related to employee payroll tax obligations associated with restricted stock vesting (0 and 16,726 shares, respectively)	$—	$(411)
Accrued proceeds from disposition of property, plant and equipment	$—	$(250)
Accrued capital expenditures	$—	$(908)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCECORP, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include the accounts of SOURCECORP, Incorporated and subsidiaries (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that all disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto in the Annual Report on Form 10-K filed with the Commission on March 31, 2006 as amended by Form 10-K/A filed with the Commission on April 26, 2006.

In the opinion of management, all adjustments necessary to fairly present the Company’s financial position at March 31, 2006, and results of operations and cash flows for the three months ended March 31, 2006 and 2005 have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year or for any future periods.

The Company uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

2. Reserves and Other Loss Contingencies

Self-Insurance Liabilities and Reserves.  The Company is self-insured for workmen’s compensation liabilities and a significant portion of its employee medical costs. The Company accounts for its self-insurance programs based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. These loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company limits its risk by carrying stop-loss policies for significant claims incurred for both workmen’s compensation liabilities and medical costs. The Company’s exposure under the stop-loss policies for workmen’s compensation and medical costs is limited based on fixed dollar amounts.  For workman’s compensation, the fixed dollar amount of stop-loss coverage is $500,000 per occurrence.  For medical costs, the fixed dollar amount of stop-loss coverage was $100,000 per covered participant for the fiscal plan year ended June 30, 2005.  The stop-loss policy was renewed for one year, effective July 1, 2005.  The fixed dollar amount of stop-loss coverage under the new policy is $200,000 per covered participant with a lifetime limit of liability per covered participant of $1,800,000.

Accrual balances related to workmen’s compensation and medical costs, included in accrued liabilities in the Condensed Consolidated Balance Sheets, are as follows (in thousands):

	December 31, 2005	March 31, 2006
Workmen’s Compensation	$2,288	$2,410
Employee Medical Insurance	1,734	2,103
Total	$4,022	$4,513

Other Loss Contingencies.  The Company records liabilities when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.  Disclosure is required when there is a reasonable possibility that the ultimate loss will exceed the recorded provision. Contingent liabilities are often resolved over long periods of time. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties such as regulators. The Company’s loss contingencies consist primarily of estimates related to the probable outcome of pending litigation.  See Note 8, Litigation.

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations and applied the disclosure-only provisions of SFAS No 123, Accounting for Stock-Based Compensation.   Accordingly, the Company recognized compensation expense related to grants of restricted stock awards, but no compensation expense was recognized for grants of stock option and warrant awards as the exercise price of the stock option and warrant awards was equal to the market price of the common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which eliminates the alternative to account for employee stock options under APB No. 25 and requires the fair value of all share-based payments to employees, including the fair value of grants of employee stock options, be recognized in the condensed consolidated statements of operations, generally over the vesting period.  The pro-forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

On January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method.  Under this method, the Company will, on a prospective basis, recognize compensation expense in the condensed consolidated statements of operations for (i) all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (ii) all stock –based awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results from prior period have not been restated.

During the first quarter of 2006, the Company recognized approximately $0.2 million of compensation expense, included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations, related to stock option and warrants awards granted prior to, but not yet vested as of January 1, 2006 as a result of adopting SFAS No. 123(R).  There were no grants or modifications to stock option or warrant awards during the three months ended March 31, 2006.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits from deductions resulting from the exercise of stock options as operating cash flows in the its Condensed Consolidated Statements of Cash Flows.  SFAS No. 123(R) requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the “excess tax benefits”) be presented as financing cash flows.  The excess tax benefits were approximately $0.04 million for the first quarter of 2006 and would have been presented as an operating cash inflow prior to the adoption of SFAS No. 123(R).  In addition, the Company previously presented deferred compensation as a separate component of Stockholders’ Equity.  In accordance with the provisions of SFAS No. 123(R), the Company reclassified the deferred compensation balance to additional paid-in-capital on its accompanying Condensed Consolidated Balance Sheets.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards in the first quarter of 2005 (in thousands, except per share information):

Three Months Ended March 31,
2005
Net income as reported	$7,134
Add: Deferred compensation expense included in reported net income, net of related tax effect	385
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(768)
Proforma net income	$6,751

Earnings per share:
Reported basic earnings per share	$0.46
Proforma basic earnings per share	$0.43

Reported diluted earnings per share	$0.45
Proforma diluted earnings per share	$0.42

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

Deferred compensation amortized to expense, included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations, related to the restricted stock grants discussed above is as follows (in thousands):

	Three months ended March 31,
	2005	2006
May 2003 grant	$238	$156
January 2004 grant	276	268
May 2004 grant	117	104
May 2005 grant	—	247
August 2005 grant	—	5
September 2005 grant	—	6
Total	$631	$786

Net Income Per Share

Basic and diluted net income per common share were computed in accordance with SFAS No. 128, Earnings Per Share. The differences between basic weighted average common shares and diluted weighted average common shares and potentially dilutive common shares are as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Basic weighted average common shares	15,670	15,675
Weighted average options, warrants and restricted stock	293	494
Diluted weighted average common shares	15,963	16,169

Approximately 3.0 million and 2.3 million shares issuable under outstanding stock option and warrant awards were not included in the diluted earnings per share calculation at March 31, 2005 and 2006, respectively, because they were anti-dilutive.  These common share equivalents may be dilutive in future earnings per share calculations.

4. Discontinued Operations

The condensed consolidated statements of operations include loss from discontinued operations, net of tax, related to the divestitures in 2005 and 2004 as discussed below.

2005 Divestiture

During the first quarter of 2005, the Company formally committed to a plan of divestiture for a non-strategic asset group related to its litigation service operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods.  The non-strategic asset group is accounted for as discontinued operations.  As such, the results associated with this operation are presented in the condensed consolidated statements of operations as Loss from Discontinued Operations, net of tax.

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

Summarized selected financial information for the 2005 divestiture discussed above is as follows (in thousands):

Three Months Ended March 31,
2005
(Unaudited)
REVENUE	$260
COST OF SERVICES	194
DEPRECIATION	6
Gross profit	60
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	191
Operating loss	(131)
OTHER (INCOME) EXPENSE:
Loss on sale of asset group	168
Loss from discontinued operations before income taxes	(299)
PROVISION (BENEFIT) FOR INCOME TAXES	(117)
LOSS FROM DISCONTINUED OPERATIONS	$(182)

2004 Divestitures

During the first quarter of 2004, the Company completed a strategic evaluation of its operations based on certain criteria, such as strategic and financial fit, and future growth prospects. As a result, on May 6, 2004, the Company formally committed to a plan of divestiture for certain non-strategic asset groups related to its Direct Mail operations reported in the Information Management and Distribution segment in prior periods, and two medical records management operations reported in the Healthcare, Regulatory and Legal Compliance segment in prior periods. The Direct Mail operations and the two medical records management operations are accounted for as discontinued operations. As such, the results associated with these operations are presented in the condensed consolidated statements of operations as Loss from Discontinued Operations, net of tax.

Summarized selected financial information for the 2004 divestitures discussed above is as follows (in thousands):

Three Months Ended March 31,
2005
(Unaudited)
REVENUE	$7
COST OF SERVICES	49
DEPRECIATION	—
Gross profit	(42)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4
Operating loss	(46)
OTHER (INCOME) EXPENSE:
Loss on sale of asset group	17
Loss from discontinued operations before income taxes	(63)
PROVISION (BENEFIT) FOR INCOME TAXES	(24)
LOSS FROM DISCONTINUED OPERATIONS	$(39)

5. Business Combinations

Intangibles

The components of intangibles are as follows (in thousands):

	December 31, 2005		March 31, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Customer relationships	$4,283	$(1,350)	$4,283	$(1,417)
Non-compete agreements	2,321	(1,175)	2,321	(1,314)
Total	$6,604	$(2,525)	$6,604	$(2,731)

Aggregate amortization expense related to intangibles for the three months ended March 31, 2005 and 2006 was approximately $0.2 million and $0.2 million, respectively.  Estimated amortization expense for the years ending December 31, 2006 through December 31, 2010 and thereafter is presented in the table below.

Years Ending December 31,	Estimated Amortization Expense
(in thousands)
2006	$825
2007	737
2008	384
2009	267
2010	267
Thereafter	1,599
Total	$4,079

Contingent Consideration

Certain of the Company’s acquisitions were subject to adjustments in overall consideration and recorded goodwill based upon the achievement of specified revenue and/or earnings targets generally over one to three year periods. In certain agreements, the Company reserves the right to change the payment mix to use common stock versus cash in satisfying contingent consideration liabilities.

Management’s evaluation of the cumulative earnings of acquired companies indicated that an acquired company met specified earnings targets beyond a reasonable doubt.  As result, at December 31, 2004, in connection with the 2002 purchase of United Information Services, Inc. (“UIS”), approximately $5.3 million of additional consideration was accrued and classified as other current liabilities in the consolidated balance sheet.  Pursuant to the terms of the UIS purchase agreement, approximately $4.3 million of additional contingent consideration was paid in cash to the former shareholders during the second quarter of 2005 and approximately $1.0 million of additional contingent consideration was paid in cash to the former shareholders during the first quarter of 2006.

As of December 31, 2004, all periods applicable for earnout targets of past acquisitions were completed.  As of March 31, 2006, all amounts due under earnout agreements of past acquisitions have been paid and there are no further amounts due.

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

Healthcare, Regulatory and Legal Compliance.  This segment offers specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, providing managed care compliance reviews, class action claims administration services, and professional economic research and litigation services.

The Company measures segment profit as income from continuing operations before income taxes. Information on the segments follows (in thousands):

	THREE MONTHS ENDED MARCH 31, 2006
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$52,996	$52,287	$105,283
Income (loss) from continuing operations before income taxes	3,271	4,437	7,708

	THREE MONTHS ENDED MARCH 31, 2005
	Information Management and Distribution	Healthcare, Regulatory and Legal Compliance	Consolidated
Revenue	$56,295	$49,637	$105,932
Income from continuing operations before income taxes	5,816	6,249	12,065

7.  Potential Merger

On March 8, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of March 7, 2006 (the “Merger Agreement”), among the Company, CorpSource Holdings, LLC (“Purchaser”) and CorpSource MergerSub, Inc. (“Merger Sub”). Purchaser and Merger Sub are entities affiliated with Apollo Management, L.P. (“Apollo”). The Merger Agreement contemplates that Merger Sub will be merged with and into the Company (the “Merger”) and each outstanding share of common stock of the Company will be converted into the right to receive $25.00 per share in cash, without interest. The consummation of the Merger is subject to various customary conditions, including adoption of the Merger Agreement by the Company’s stockholders, expiration of the antitrust waiting period (which has expired), the absence of a material adverse change in the Company’s business and the receipt of committed debt financing by Purchaser. No assurance can be given that such conditions will be satisfied or waived.  In the event the potential Merger closes, the Company will incur additional transaction costs and expenses related to investment banker fees, outside legal counsel fees, change of control payments and acceleration of stock-based compensation vesting.

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

8. Litigation

The Company is, from time to time, a party to litigation. The following is a description of the most significant legal matters that the Company is involved in.  In the event of an adverse outcome in one or more of the legal proceedings the Company’s business, financial condition, results of operations or cash flows could be materially adversely affected.

Davidco Litigation

On March 8, 2006, a purported class action complaint (the “Davidco Complaint”) challenging the proposed Merger with entities affiliated with Apollo was filed by a putative stockholder of the Company in an action styled Davidco Investments, on behalf of itself and all others similarly situated v. Ed H. Bowman, Jr., et al., C.A. No. 1982-N (the “Davidco Action”), pending in the Court of the Chancery of the State of Delaware, County of New Castle, against the Company, certain of its officers and directors (the “Davidco Individual Defendants”) and Apollo.  See Note 7, Potential Merger.  The Davidco Complaint alleges a claim for breach of fiduciary duties against the Davidco Individual Defendants, alleging, among other things, that the consideration to be paid to the stockholders of the Company in the Merger is unfair and inadequate and was not the result of a full and fair sale process or adequate market check.  The Davidco Complaint also asserts a claim against Apollo for allegedly aiding and abetting such purported breaches of fiduciary duties.

The Davidco Complaint seeks, among other relief, class certification, an injunction preventing completion of the Merger (or rescinding the Merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class, attorneys’ fees and expenses, and such other relief as the court might find just and proper.  Defendants have moved to dismiss the Davidco Complaint and the motion is still being briefed by the parties.

This matter has been settled in principle.  See Settlement of Litigation, below.

Kabota Litigation

A purported stockholder derivative action was filed on December 28, 2004, in an action styled Howard Kabota, Derivatively on Behalf of Sourcecorp, Incorporated v. Thomas c. Walker, et al., Cause No. 04-12854, pending in the District Court of the State of Texas, County of Dallas, 14th Judicial District, against certain of the Company’s current and former officers and directors as individual defendants and the Company as a nominal defendant (the “Kabota I Action”).  In an amended petition (the “Kabota I Petition”), plaintiff alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets and unjust enrichment related to the allegations underlying a separate securities fraud action styled In re SOURCECORP, Inc. Securities Litigation, Case No. 3:04-CV-2351-N, pending in the United States District Court for the Northern District of Texas, Dallas Division (the “Securities Litigation”) (further discussed below).  All of these claims are asserted derivatively on behalf of the Company and seek unspecified damages against those individuals.

Upon motion by the defendants, the court entered an order staying the case dated September 27, 2005, which stays all proceedings in the action for successive sixty day periods while the special committee of the board of directors (discussed below) considers the allegations raised in the Kabota I Petition.  At the end of each successive sixty day period, any party may file a motion requesting that the court review the continued necessity of the stay.

In addition, on March 8, 2006, a shareholder derivative petition for breach of fiduciary duty (the “Kabota II Petition”) was filed by a putative stockholder of the Company in an action styled Howard Kabota, Derivatively On Behalf of Sourcecorp, Incorporated v. Thomas C. Walker, et al., Cause No. 06-02446 (the “Kabota II Action”) pending in the District Court of the State of Texas, County of Dallas, D-95th Judicial District, against the Company and certain of its officers and directors (the “Kabota Individual Defendants”).  The Kabota II Petition alleges, among other things, that the consideration contemplated under the Merger Agreement to be paid to the Company’s stockholders is unfair and inadequate.  See Note 7, Potential Merger.  In addition, the Kabota II Petition alleges a claim for breach of fiduciary duties against the Kabota Individual Defendants, asserting, among other things, that the Kabota Individual Defendants failed to properly value the Company, ignored or did not protect against purported conflicts of interest of certain Kabota Individual Defendants in connection with the Merger, and agreed to the Merger in a wrongful attempt to insulate themselves from potential personal liability alleged in the Kabota I Action (discussed above).

The Kabota II Petition seeks, among other relief, an injunction preventing completion of the Merger (or rescinding the Merger if it is completed prior to the receipt of such relief), a direction that the Kabota Individual Defendants exercise their fiduciary duties to obtain a transaction in the best interests of the Company and its stockholders, restitution to the Company of any wrongful profits, benefits or other compensation obtained by the Kabota Individual Defendants, attorneys’ fees and expenses, and such other relief as the court might find just and proper.  The time for all the defendants to answer, move or otherwise respond to the Petition has not yet run.

These matters have been settled in principle.  See Settlement of Litigation, below.

Freeport Proceedings

On or about December 24, 2004, the Chairman of the board of directors received from a purported stockholder a demand letter (the “Demand Letter”) based on substantially the same facts as ultimately alleged in the Freeport Complaint (discussed below).  The Demand Letter requests the board of directors to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the board of directors that continues to evaluate the claims made in the Demand Letter, the Freeport Complaint and the Kabota I Petition.

On or about October 21, 2005, a purported derivative and class action complaint (the “Freeport Complaint”) was filed by the same putative stockholder of the Company who sent the Demand Letter in an action styled Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Sourcecorp, Inc. v. Ed H. Bowman, et al., Civil Action No. 3:05-02085-N (the “Freeport Action”), pending in the United States District Court for the Northern District of Texas, Dallas Division, against certain officers and directors of the Company.  The Freeport Complaint asserts, among other things, claims against certain defendants, seeking forfeiture of certain compensation, bonuses and profits pursuant to Section 304 of the Sarbanes-Oxley Act and contribution to any settlement or judgment in connection with the Securities Litigation.  In addition, the Freeport Complaint alleges claims of breach of fiduciary duties and abuse of control against the defendants for allegedly causing or allowing the Company purportedly to conduct its business in an imprudent or unlawful manner and allegedly disseminating materially false information to the investing public as alleged in the Securities Litigation.  Pursuant to an agreed order, dated November 18, 2005, all proceedings in this lawsuit were stayed pending resolution of the motions to dismiss filed in the Securities Litigation.

On or about March 20, 2006, plaintiff filed a motion to lift the consensual stay so that it may amend the Freeport Complaint.  In papers filed with the motion, plaintiff stated that it was considering amending the Freeport Complaint to add claims under the federal proxy laws relating, in part, to proxy materials filed in connection with the merger.  Defendants moved to oppose plaintiff’s motion to lift the consensual stay.  On or about April 25, 2006, plaintiff filed a notice of voluntarily withdrawing its motion to lift consensual stay.

This matter has been settled in principle.  See Settlement of Litigation, below.

Settlement of Litigation

On April 28, 2006, the parties reached an agreement in principle to settle the Davidco Action, the Kabota I Action, the Kabota II Action and the Freeport Action and on May 3, 2006 entered in to a memorandum of understanding (the “MOU”) reflecting the terms of the proposed settlement.  The proposed settlement is subject to court approval and certain other conditions.  Under the terms of the MOU, the parties have agreed, among other things (i) to amend the Merger Agreement to reduce the termination fee payable by the Company to Purchaser if the Merger Agreement is terminated under certain circumstances from $15,000,000 to $12,500,000, (ii) to amend the Merger Agreement to allow the board of directors, subject to certain conditions, to provide information to a third party, if any, who has indicated that such third party will make a written proposal to acquire the Company, (iii) to include certain additional disclosures in the merger related proxy statement and (iv) not to object to plaintiffs’ counsel’s court application for an award of attorney fees and expenses, provided that such application does not exceed $775,000 in fees and expenses in the aggregate.  The MOU also contemplates that some discovery will be taken to confirm the fairness of the proposed settlement.  The original Merger Agreement was amended on May 3, 2006 to reduce the termination fee to $12,500,000 and to allow the board of directors, subject to certain conditions, to provide information to a third party, if any, who has indicated that such third party will make a written proposal to acquire the Company.  The Company accrued approximately $0.8 million in the first quarter of 2006 related to the settlement.

Putative Securities Class Action

In the Securities Litigation, the Company, and the Company’s Chief Executive Officer and Chief Financial Officer individually, have been named as defendants in several putative securities class actions concerning the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied on, and also provided updated financial guidance.  The complaints were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004.  The complaints allege violations of federal securities laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Exchange Act.  The four actions were transferred to a single judge in the Northern District of Texas, Dallas Division and consolidated into a single action styled In re Sourcecorp, Inc. Securities Litigation, Case No. 3:04-CV-2351-N.  A lead plaintiff has been appointed for the consolidated action.  In addition to the Company and its Chief Executive Officer and Chief Financial Officer, one of its subsidiaries and one of the former owners of that subsidiary are named as defendants in the consolidated action.  The consolidated action is purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 3, 2001, and October 27, 2004, and seeks unspecified damages.  Defendants have all filed motions to dismiss the consolidated action and such motions are presently before the court.

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

One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law. The complaint does not specify the amount of damages sought. On June 10, 2005, the Court in this matter granted judgment in favor of the plaintiffs and on November 3, 2005, a separate hearing on damages was held. Following such hearing, the Court assessed damages of approximately $0.5 million with interest, which the plaintiffs claim approximates $0.1 million. The Company is assessing its appellate options and believes it is adequately reserved for this as well as its other ROI putative copy class action legal contingencies.

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

9. Internal Investigation

During October 2004, the Company, with the oversight and approval of the Audit Committee of the Board of Directors, initiated an investigation of the financial results of one of the Company’s operating subsidiaries in the Information Management and Distribution reportable segment (the “Operating Subsidiary”). The findings of the investigation concluded that the Operating Subsidiary had incorrectly recognized revenue for certain customer arrangements and omitted certain operating expenses from its reported financial results which in turn resulted in overpayments and over accruals of contingent consideration amounts due under the earnout provisions of the acquisition agreement for the Operating Subsidiary.  The overpayments and over accruals of contingent consideration amounts were originally recognized as additional goodwill of the acquired business.

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

During the first quarter of 2005, the Company entered into an agreement with one of its customers impacted by the facts relating to the subject of the internal investigation. As a result of the agreement, during the first quarter of 2005, the Company recognized remediation revenue of $4.1 million related to revenue reversals; however, such revenue did not contribute to the Company’s operating cash flow during 2005.

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

During the second quarter of 2005, the Company entered into agreements with two additional customers impacted by the facts relating to the subject of the internal investigation. As a result of the agreements, during the second quarter of 2005, the Company recognized remediation revenue of $2.7 million related to revenue reversals; however, such revenue did not contribute to the Company’s operating cash flow during 2005.

During the third quarter of 2005, the Company entered into an agreement with an additional customer impacted by the facts relating to the subject of the internal investigation. As a result of the agreement, during the third quarter of 2005, the Company recognized remediation revenue of $1.4 million related to revenue reversals; however, such revenue did not contribute to the Company’s operating cash flow during 2005. Additionally, the customer agreed to apply certain balances, classified as deferred revenue, against current trade accounts receivable such customer had outstanding with the Company of approximately $0.1 million. At March 31, 2006, this customer has a remaining credit due from the Company of approximately $0.3 million. The remaining credit may, at the discretion of the customer, be applied against future trade accounts receivable balances and is reported in the consolidated balance sheets as accounts payable and accrued liabilities.

No additional agreements were entered into during the first quarter of 2006.  At March 31, 2006, approximately $1.9 million remains accrued related to other customers impacted by the facts relating to the subject of the internal investigation. These balances will be recognized in accordance with the agreements negotiated and finalized with each applicable customer.

10. Subsequent Event

On May 10, 2006, the Company entered into an asset purchase agreement with Complete Claims Solutions, Inc. (“CCS”). The asset purchase agreement contemplates a total purchase price of approximately $6.0 million, which includes potential future contingent payments described below. Approximately $3.7 million of the purchase price was paid in cash at closing. Approximately $0.5 million of the purchase price will be payable 120 days after closing, subject to offset in the event of breaches in representations or warranties of the asset purchase agreement. Approximately $1.8 million of contingent consideration is potentially payable over the next three years based on the achievement of revenue targets outlined in the asset purchase agreement.

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

Additionally, during the first quarter of 2005, the Company entered into an agreement with one of its customers impacted by the facts relating to the subject of the internal investigation. As a result of the agreement, during the first quarter of 2005, the Company recognized remediation revenue of $4.1 million related to revenue reversals in 2004; however, such revenue did not contribute to our operating cash flow during 2005.

During the first quarter of 2006, the Company recognized a previously anticipated contract termination payment/settlement of $2.6 million from a large government customer relating to a contract terminated in connection with a substantial change in their operational plans.  As a part of such termination, we recognized revenue of approximately $1.5 million, which helped offset lower volumes from our mortgage and healthcare service offerings, and $1.1 million for cost recovery of actual cost incurred, which was recorded as an approximate $0.6 million reduction in Cost of Services, an approximate $0.2 million reduction in Selling, General and Administrative Expenses and an approximate $0.3 million reduction of Other (Income) Expense in the Condensed Consolidated Statements of Operations .  Our project oriented Class Action Claims Administration service offering and Legal Consulting service offering reported stronger revenues and margins.  Partially offsetting these increases during the current quarter were incremental costs related to the potential Merger and higher than expected costs associated with ongoing Sarbanes Oxley compliance and other expenses.

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

In addition, the Condensed Consolidated Financial Statements included in Item 1 “Financial Statements”, should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

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

The identified segments are as follows:

Information Management and Distribution.  We offer Business Process Outsourcing (“BPO”) solutions that help our customers manage the Document In-flow, Workflow Processing and Statement Out-flow of their mission critical business document processes. Our BPO solutions enable customers to automate their complex workflow processes by digitizing extremely large volumes of documents, capturing information from the documents, hosting electronic documents on our Web-based repository, and preparing statements that customers mail or present electronically to their end users.  We offer our BPO solutions to businesses in document intensive industries, such as healthcare insurance, financial services, healthcare provider, transportation/logistics, and federal and state government.  For the three months ended March 31, 2005 and 2006, revenue in the Information Management and Distribution segment consisted of approximately $47.9 million and $47.2 million of recurring revenue, respectively, and $8.4 million and $5.8 million of project revenue, respectively.

Healthcare, Regulatory and Legal Compliance.  We offer specialized knowledge-based processing and consulting services that include medical records release, record management services for healthcare institutions, temporary staffing for healthcare institutions, temporary staffing for healthcare institutions, providing managed care payment compliance reviews, class action claims administration services, professional economic research and litigation services, and tax benefit services. For the three months ended March 31, 2005 and 2006, revenue in the Healthcare, Regulatory and Legal Compliance segment consisted of approximately $18.7 million and $17.8 million of recurring revenue, respectively, and $30.9 million and $34.5 million of project revenue, respectively.

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

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

	Three Months Ended March 31,
	2005		2006
	($000’s)	% of Revenue	($000’s)	% of Revenue
Revenue	$105,932	100.0%	$105,283	100.0%
Gross Profit	43,974	41.5%	42,866	40.7%
SG&A	30,221	28.5%	34,309	32.6%
Operating income	13,546	12.8%	8,351	7.9%
Income from continuing operations before income taxes	12,065	11.4%	7,708	7.3%
Income from continuing operations	7,355	6.9%	4,637	4.4%

Revenue

Our operations generated revenues of $105.3 million for the three months ended March 31, 2006, a decline of 0.6% compared to the same period in 2005. As previously discussed, during the first quarter of 2005 we recognized remediation revenue of $4.1 million related to revenue reversals in 2004; however, such revenue did not contribute to our operating cash flow during 2005. During the first quarter of 2006, we recognized revenue of approximately $1.5 million related to a previously anticipated termination payment relating to a contract terminated by a customer within our Information Management and Distribution segment in connection with a substantial change in such customer’s operational plans.  After deducting the positive revenue variances related to the remediation revenue and termination payment/settlement, our remaining operations achieved revenue growth of 1.9% during the first quarter of 2006 compared to the first quarter of the previous year.  This revenue growth resulted primarily from strong volumes in our project oriented Class Action Claims Administration service offering and our Legal Consulting service offering that together contributed approximately $4.0 million.  This was partially offset by lower revenues in our Information Management and Distribution segment and Medical Records Release service offering of $0.7 million and $1.2 million respectively. Project revenue accounted for $40.3 million or 38.2% of revenue in the current year quarter compared to $39.3 million or 37.1% of revenue in the prior year quarter. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Basis for Management Discussion and Analysis.”)

Revenues within our Information Management and Distribution segment, after adjusting for the 2005 remediation revenue and the 2006 termination payment/settlement, revenue declined 1.5% from $52.2 million for the three months ended March 31, 2005, to $51.5 million for the three months ended March 31, 2006.  The decline in segment revenues were primarily the result of: (i) lower volumes from our mortgage and healthcare vertical markets and (ii) some discontinuances in our commercial vertical market.  Revenues in the Statement Processing service offering were slightly higher when compared to the prior year quarter primarily due to higher tax season processing.

Revenues within our Healthcare, Regulatory and Legal Compliance segment increased 5.3% from $49.6 million for the three months ended March 31, 2005, to $52.3 million for the three months ended March 31, 2006. Contributing to the revenue increase were higher volumes of small to medium size projects (i.e. projects with less than $500k of total revenue) in our Class Action Claims Administration service offering, which increased approximately $1.7 million or 16.8% and our Legal Consulting service offering that increased approximately $2.3 million due to increased billing rates and the results of additional billable hours from new consulting professionals, specifically in the finance services offerings.  Partially offsetting these increases were lower revenues of approximately $1.2 million in our HealthSERVE service offerings principally due to lower demand for medical record coding staffing services and customer attrition within our Medical Records Release services.

Gross profit

Gross profit declined 2.5% from $44.0 million, or 41.5% of revenue, for the three months ended March 31, 2005, to $43.0 million, or 40.7% of revenue, for the three months ended March 31, 2006. After adjusting for the variances related to the termination payment/settlement and remediation revenue previously discussed, gross profit increased 2.0%.  The gross profit improvement is primarily due to: (i) increase in volumes within our class action claims administration offering, which typically produces higher margins, (ii) lower production personnel cost as a percentage of revenue, (iii) price increases and terminations of unprofitable contracts and (iv) cost recovery from the termination payment/settlement.  Gross margin improvement resulting from personnel costs occurred in our information management service offering due to productivity and quality initiatives which included:  introduction of Lean/Six Sigma quality initiatives, implementation of high speed scanning technology to replace labor intensive low speed scanners, implementation of pay for performance compensation strategies, and increased utilization of offshore labor.

Selling, general and administrative expenses

SG&A increased 13.5% from $30.2 million, or 28.5% of revenue, for the three months ended March 31, 2005, to $34.3 million, or 32.6% of revenue, for the three months ended March 31, 2006. After adjusting for the reduction in SG&A related to the termination payment/settlement previously discussed, SG&A increased to $34.5 million. The increase in SG&A expenses primarily relates to: (i) $1.4 million of incremental legal expenses in the current year quarter related to the potential Merger, (ii) $0.5 million higher than expected costs associated with ongoing Sarbanes Oxley compliance, (iii) $0.8 million for the settlement in principle of certain legal actions and (iv) $1.1 million of additional compensation for management and sales resources within our Class Action Claims Administration and Legal Consulting service offering.

Income from continuing operations before income taxes

Income from continuing operations before income taxes declined from $12.1 million for the three months ended March 31, 2005 to $7.7 million for the three months ended March 31, 2006.  After deducting the variances related to the termination payment/settlement and remediation revenue previously discussed, income from continuing operations before income taxes declined

$2.8 million.  The decline was primarily driven by the factors impacting SG&A discussed above offset by the gross profit increase of 2.0%.

Provision for income taxes

During the first quarter of 2006, our effective tax rate increased to 39.8% compared to 39.0% during the same quarter of the previous year.  The increase is driven by limitations of the deductibility of individual compensation expense in excess of $1.0 million.  Without this limitation, the effective tax rate for fiscal 2006 would be comparable to that of the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had $47.3 million of working capital, including $2.0 million of cash.  Working capital at December 31, 2005 was $36.8 million, including $2.3 million of cash.  For the first three months of 2006, net cash provided by operating activities from continuing operations was $0.5 million compared to cash used by operating activities from continuing operations of $4.6 million for the same period in 2005.  Factors impacting the net cash provided by operating activities from continuing operations consist of:  (i)  increased accounts receivable balances related to slower collections of approximately $6.6 million, primarily within in our Information Management and Distribution reportable segment combined with higher consolidated revenues in the current quarter, (ii) changes in compensation related accruals of approximately $6.2 million due to annual incentive compensation payments during the quarter and the timing of payroll fundings at the end of the current quarter, (iii) an approximate $4.5 million increase in accounts payable and accrued liabilities related to the timing of payments and (iv) an approximate $2.7 million increase in income taxes payable during the current quarter.

Days sales outstanding increased four business days during the quarter to 48 business days at March 31, 2006, compared to 44 business days at December 31, 2005.  Management expects collections of accounts receivable balances to improve during the remainder of fiscal 2006 and as a result, expects days sales outstanding to improve to 44 to 45 days.

For the three months ended March 31, 2006, investing activities from continuing operations consisted of acquisitions of property, plant and equipment of $2.6 million and the payment of approximately $1.0 million in contingent consideration related to the 2002 acquisition of United Information Services, Inc.  See Note 5, Business Combinations.

Net cash provided by financing activities from continuing operations was $2.6 million for the three months ended March 31, 2006.  Borrowings from our line of credit of $57.8 million were partially offset by payments on our line of credit of $55.7 million.  We utilize our line of credit to fund general operating requirements of the Company as well as fund significant investments such as acquisitions or capital expenditures.

On September 29, 2005, the Company amended its revolving credit facility. Under the amended and restated credit agreement (the “2005 Credit Agreement”), with Bank of America as agent and SunTrust Bank and JP Morgan Chase as co-agents, the Company may borrow on a revolving credit basis loans in an aggregate outstanding principal amount up to $100 million, subject to certain customary financial covenants and ratios. Additionally, the 2005 Credit Agreement contains an accordion provision for an additional $50 million.

The annual interest rate applicable to borrowings under the 2005 Credit Agreement is, at the Company’s option, (i)  pricing equaling the higher of (a) the Federal Funds Rate plus  1/2 of 1% and (b) the prime rate as set by Bank of America or (ii) grid pricing ranging from 0.75% to 1.00% plus LIBOR based on the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the credit agreement). The outstanding principal balance of revolving credit loans is due and payable on September 29, 2008.

As of March 31, 2006, we have outstanding irrevocable letters of credit totaling approximately $13.0 million. Letters of credit in the amount of approximately $8.0 million serves as security for the Company’s self-insured workmen’s compensation program. A letter of credit in the amount of $5.0 million serves as a guarantee for performance under a contract with New York State Workers Compensation Board.

As of March 31, 2006, the availability under the 2005 Credit Agreement was approximately $46.9 million and we are in compliance with all loan covenants.

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

In January 2000, we registered on Form S-4 (Registration No. 333-92981) 3,012,217 shares of common stock for issuance in connection with our acquisition program (the “Acquisition Shelf”), of which 1,359,852 shares were available as of March 31, 2006; however, such registration statement may require amendment prior to use.

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

Goodwill Impairment.  On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement states that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Our annual impairment test is performed as of October 31st each year.  The impairment test is based on fair value rather than undiscounted cash flows. Additionally, goodwill is tested at a reporting unit level rather than the individual operating unit level. A reporting unit is either at the operating segment level or one reporting level below and could consist of several service offerings aggregated into a single reporting unit. Service offerings are aggregated when they are similar in the following areas: economic characteristics, products and services, production processes, methods for distributing or delivering products, and type or class of customers. Valuation methods used in determining fair value include an analysis of the cash flows that the reporting units can be expected to generate in the future (Income Approach) and the fair value of a reporting unit as compared to similar publicly traded companies (Market Approach). In preparing these valuations, management utilizes estimates to determine fair value of the reporting units. These estimates include future cash flows, growth rates, capital needs, and projected earning margins among other factors. Estimates utilized in future calculations could differ from estimates used in the current period. Future years’ estimates that are unfavorable compared to current estimates could cause an impairment of goodwill and other intangible assets. Due to the fact that we are primarily a services company, our business acquisitions typically result in significant amounts of goodwill and other intangible assets. Therefore, an impairment charge resulting from goodwill or other intangible assets could result in a material adverse impact on our financial statements during the period incurred.

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provides additional implementation guidance for SFAS 123(R). Among other things, SAB 107 provides guidance on share-based payment valuations, income statement classification and presentation, capitalization of costs and related income tax accounting.

SFAS 123(R) provides for adoption using either the modified prospective or modified retrospective transition method. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective transition method in which compensation cost is recognized beginning January 1, 2006 for all share-based payments granted on or after that date and for all awards granted to employees prior to January 1, 2006 that remain unvested on that date. The Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock option awards.

Adoption of SFAS 123(R)’s fair value method will have an effect on results of operations, although it will not have a material impact on the Company’s overall financial position. Had SFAS 123(R) been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures as shown above.  See Note 3, Stockholders’ Equity and Stock-Based Compensation.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, to clarify that the term conditional asset retirement obligation as used in FASB Statement No. 143 is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that the enterprise may or may not have control over. This Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably determined. This Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial statements.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of our future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the actual final costs of our internal investigation, the Company’s ongoing SEC investigation, the potential impairment of our ability to enter into government contracts as a result of the conduct that was the subject of our investigation, remediation costs relating to our investigation, the potential customer impact of the results of the SEC investigation, the effect of our investigation and financial statement restatement on the trading price of our stock, the integration our operating companies, the management of our growth, the timing and magnitude of technological advances, the occurrences of future events that could diminish our customers’ needs for our services, a change in the degree to which companies continue to outsource business processes, the adverse outcome in any given legal proceeding or claim, the denial of insurance on a particular claim or of a party obligated to provide indemnification being financially unable to do so, as well as such other risks set forth under the heading Risk Factors included in our most recent annual report on Form 10-K.

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

Item 3.                Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk on our term loans and revolving credit facility.  A 100 basis point increase in short-term interest rates would result in approximately $0.4 million of additional expense in 2006 based on our expected average balance outstanding under the credit facility during 2006.  Interest rates are fixed on the capitalized lease obligations.

Item 4.           Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control over financial reporting, and may take other corrective action, if its reviews identify a need for such modifications or actions.

There are inherent limitations to the effectiveness of any system of disclosure controls and internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the Company’s 2005 Annual Report on Form 10-K as filed with the SEC on March 31, 2006, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management concluded that control deficiencies in its internal control over financial reporting as of December 31, 2005 constituted material weaknesses within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements.” The material weaknesses identified by management were disclosed in Item 9A of the Form 10-K. Based on that evaluation, management concluded that the Company’s system of internal control over financial reporting was not effective as of December 31, 2005. As part of its evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting as of the end of the period covered by this report, management has (i) identified no material weaknesses other than those described in the Form 10-K and (ii) evaluated whether the material weakness described above continue to exist. Although the Company believes that progress has been made to address these material weakness, management has concluded that the material weakness disclosed in the Company’s Form 10-K continues to exist as of March 31, 2006. Therefore, management has also concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006. In light of the material weakness which continues to exist as of March 31, 2006, management performed additional analysis and other post-closing procedures to ensure its condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 and Item 9A of the Company’s Form 10-K for a more complete understanding of the matters covered by the certifications.

Management, with oversight from the Audit Committee, continues to focus on timely addressing the material weaknesses disclosed in its Form 10-K and is committed to remediate the material weaknesses as expeditiously as possible.  Although the Company’s remediation efforts are underway, control weaknesses will not be considered remediated until new internal controls over financial reporting: (i) are implemented and operational for a period of time; (ii) are tested; and (iii) management concludes that these controls are operating effectively.

(b) Changes in internal controls.

Other than improvements described in our remediation plan described in Item 9A of the Company’s Form 10-K, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our findings that our disclosure controls and procedures and our internal controls over financial reporting were not effective, we continue to take steps to improve our internal controls and procedures

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

We are, from time to time, a party to litigation. The following is a description of the most significant legal matters that we are involved in.  In the event of an adverse outcome in one or more of our legal proceedings our business, financial condition, results of operations or cash flows could be materially adversely affected.

Davidco Litigation

On March 8, 2006, a purported class action complaint (the “Davidco Complaint”) challenging the proposed Merger with entities affiliated with Apollo was filed by a putative stockholder of the Company in an action styled Davidco Investments, on behalf of itself and all others similarly situated v. Ed H. Bowman, Jr., et al., C.A. No. 1982-N (the “Davidco Action”), pending in the Court of the Chancery of the State of Delaware, County of New Castle, against the Company, certain of our officers and directors (the “Davidco Individual Defendants”) and Apollo.  See Note 7, Potential Merger.  The Davidco Complaint alleges a claim for breach of fiduciary duties against the Davidco Individual Defendants, alleging, among other things, that the consideration to be paid to the stockholders of the Company in the Merger is unfair and inadequate and was not the result of a full and fair sale process or adequate market check.  The Davidco Complaint also asserts a claim against Apollo for allegedly aiding and abetting such purported breaches of fiduciary duties.

The Davidco Complaint seeks, among other relief, class certification, an injunction preventing completion of the Merger (or rescinding the Merger if it is completed prior to the receipt of such relief), compensatory and/or rescissory damages to the class, attorneys’ fees and expenses, and such other relief as the court might find just and proper.  Defendants have moved to dismiss the Davidco Complaint and the motion is still being briefed by the parties.

This matter has been settled in principle.  See Settlement of Litigation, below.

Kabota Litigation

A purported stockholder derivative action was filed on December 28, 2004, in an action styled Howard Kabota, Derivatively on Behalf of Sourcecorp, Incorporated v. Thomas c. Walker, et al., Cause No. 04-12854, pending in the District Court of the State of Texas, County of Dallas, 14th Judicial District, against certain of our current and former officers and directors as individual defendants and the Company as a nominal defendant (the “Kabota I Action”).  In an amended petition (the “Kabota I Petition”), plaintiff alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of assets and unjust enrichment related to the allegations underlying a separate securities fraud action styled In re SOURCECORP, Inc. Securities Litigation, Case No. 3:04-CV-2351-N, pending in the United States District Court for the Northern District of Texas, Dallas Division (the “Securities Litigation”) (further discussed below).  All of these claims are asserted derivatively on behalf of the Company and seek unspecified damages against those individuals.

Upon motion by the defendants, the court entered an order staying the case dated September 27, 2005, which stays all proceedings in the action for successive sixty day periods while the special committee of the board of directors (discussed below) considers the allegations raised in the Kabota I Petition.  At the end of each successive sixty day period, any party may file a motion requesting that the court review the continued necessity of the stay.

In addition, on March 8, 2006, a shareholder derivative petition for breach of fiduciary duty (the “Kabota II Petition”) was filed by a putative stockholder of the Company in an action styled Howard Kabota, Derivatively On Behalf of Sourcecorp, Incorporated v. Thomas C. Walker, et al., Cause No. 06-02446 (the “Kabota II Action”) pending in the District Court of the State of Texas, County of Dallas, D-95th Judicial District, against the Company and certain of its officers and directors (the “Kabota Individual Defendants”).  The Kabota II Petition alleges, among other things, that the consideration contemplated under the Merger Agreement to be paid to the Company’s stockholders is unfair and inadequate.  See Note 7, Potential Merger.  In addition, the Kabota II Petition alleges a claim for breach of fiduciary duties against the Kabota Individual Defendants, asserting, among other things, that the Kabota Individual Defendants failed to properly value the Company, ignored or did not protect against purported conflicts of interest of certain Kabota Individual Defendants in connection with the Merger, and agreed to the Merger in a wrongful attempt to insulate themselves from potential personal liability alleged in the Kabota I Action (discussed above).

The Kabota II Petition seeks, among other relief, an injunction preventing completion of the Merger (or rescinding the Merger if it is completed prior to the receipt of such relief), a direction that the Kabota Individual Defendants exercise their fiduciary duties to obtain a transaction in the best interests of the Company and its stockholders, restitution to the Company of any wrongful profits, benefits or other compensation obtained by the Kabota Individual Defendants, attorneys’ fees and expenses, and such other relief as the court might find just and proper.  The time for all the defendants to answer, move or otherwise respond to the Petition has not yet run.

These matters have been settled in principle.  See Settlement of Litigation, below.

Freeport Proceedings

On or about December 24, 2004, the Chairman of the board of directors received from a purported stockholder a demand letter (the “Demand Letter”) based on substantially the same facts as ultimately alleged in the Freeport Complaint (discussed below).  The Demand Letter requests the board of directors to take certain action, but does not seek damages against the Company.  The Company has formed a special committee of the board of directors that continues to evaluate the claims made in the Demand Letter, the Freeport Complaint and the Kabota I Petition.

On or about October 21, 2005, a purported derivative and class action complaint (the “Freeport Complaint”) was filed by the same putative stockholder of the Company who sent the Demand Letter in an action styled Freeport Partners, LLC, Derivatively on Behalf of Nominal Defendant Sourcecorp, Inc. v. Ed H. Bowman, et al., Civil Action No. 3:05-02085-N (the “Freeport Action”), pending in the United States District Court for the Northern District of Texas, Dallas Division, against certain officers and directors of the Company.  The Freeport Complaint asserts, among other things, claims against certain defendants, seeking forfeiture of certain compensation, bonuses and profits pursuant to Section 304 of the Sarbanes-Oxley Act and contribution to any settlement or judgment in connection with the Securities Litigation.  In addition, the Freeport Complaint alleges claims of breach of fiduciary duties and abuse of control against the defendants for allegedly causing or allowing the Company purportedly to conduct its business in an imprudent or unlawful manner and allegedly disseminating materially false information to the investing public as alleged in the Securities Litigation.  Pursuant to an agreed order, dated November 18, 2005, all proceedings in this lawsuit were stayed pending resolution of the motions to dismiss filed in the Securities Litigation.

On or about March 20, 2006, plaintiff filed a motion to lift the consensual stay so that it may amend the Freeport Complaint.  In papers filed with the motion, plaintiff stated that it was considering amending the Freeport Complaint to add claims under the federal proxy laws relating, in part, to proxy materials filed in connection with the merger.  Defendants moved to oppose plaintiff’s motion to lift the consensual stay.  On or about April 25, 2006, plaintiff filed a notice of voluntarily withdrawing its motion to lift consensual stay.

This matter has been settled in principle.  See Settlement of Litigation, below.

Settlement of Litigation

On April 28, 2006, the parties reached an agreement in principle to settle the Davidco Action, the Kabota I Action, the Kabota II Action and the Freeport Action and on May 3, 2006 entered in to a memorandum of understanding (the “MOU”) reflecting the terms of the proposed settlement.  The proposed settlement is subject to court approval and certain other conditions.  Under the terms of the MOU, the parties have agreed, among other things (i) to amend the Merger Agreement to reduce the termination fee payable by the Company to Purchaser if the Merger Agreement is terminated under certain circumstances from $15,000,000 to $12,500,000, (ii) to amend the Merger Agreement to allow the board of directors, subject to certain conditions, to provide information to a third party, if any, who has indicated that such third party will make a written proposal to acquire the Company, (iii) to include certain additional disclosures in the merger related proxy statement and (iv) not to object to plaintiffs’ counsel’s court application for an award of attorney fees and expenses, provided that such application does not exceed $775,000 in fees and expenses in the aggregate.  The MOU also contemplates that some discovery will be taken to confirm the fairness of the proposed settlement.  The original Merger Agreement was amended on May 3, 2006 to reduce the termination fee to $12,500,000 and to allow the board of directors, subject to certain conditions, to provide information to a third party, if any, who has indicated that such third party will make a written proposal to acquire the Company.  The Company accrued approximately $0.8 million in the first quarter of 2006 related to the settlement.

Putative Securities Class Action

In the Securities Litigation, the Company, and the Company’s Chief Executive Officer and Chief Financial Officer individually, have been named as defendants in several putative securities class actions concerning the Company’s press releases dated October 27, 2004, in which the Company disclosed that its financial statements for certain prior periods should no longer be relied on, and also provided updated financial guidance.  The complaints were filed in the United States District Court for the Northern District of Texas, Dallas Division, with the first action being filed November 1, 2004.  The complaints allege violations of federal securities laws, including alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Exchange Act.  The four actions were transferred to a single judge in the Northern District of Texas, Dallas Division and consolidated into a single action styled In re Sourcecorp, Inc. Securities Litigation, Case No. 3:04-CV-2351-N.  A lead plaintiff has been appointed for the consolidated action.  In addition to the Company and its Chief Executive Officer and Chief Financial Officer, one of its subsidiaries and one of the former owners of that subsidiary are named as defendants in the consolidated action.  The consolidated action is purportedly on behalf of all persons who purchased the Company’s common stock during the period between May 3, 2001, and October 27, 2004, and seeks unspecified damages.  Defendants have all filed motions to dismiss the consolidated action and such motions are presently before the court.

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

One such suit originally styled McShane v. Recordex Acquisition Corp. & Sourcecorp, Incorporated (and now styled Liss & Marion, PC v. Recordex Acquisition Corp., & Sourcecorp, Inc.) filed February 10, 2003, in the Court of Common Pleas Philadelphia County, Pennsylvania, alleges among other things that the Company intentionally charged more for providing copies of medical records than is permitted under Pennsylvania law. The complaint does not specify the amount of damages sought. On June 10, 2005, the Court in this matter granted judgment in favor of the plaintiffs and on November 3, 2005, a separate hearing on damages was held. Following such hearing, the Court assessed damages of approximately $0.5 million with interest, which the plaintiffs claim approximates $0.1 million. The Company is assessing its appellate options and believes it is adequately reserved for this as well as its other ROI putative copy class action legal contingencies.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value of Shares) that May Yet Be Purchased Under the Plans or Programs

Jan 1, 2006 – Jan 31, 2006	—	$—	—	$17,415,551
Feb 1, 2006 – Feb 28, 2006	—	$—	—	$17,415,551
Mar 1, 2006 – Mar 31, 2006	—	$—	—	$17,415,551

Item 6.           Exhibits

(a) Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger among SOURCECORP, Incorporated, Corpsource Holdings, LLC and Corpsource Mergersub, Inc. dated as of March 7, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 8, 2006)

2.2	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 4, 2006)

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

4.3	Amendment to Rights Agreement dated as of March 7, 2006 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2006)

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SOURCECORP, INCORPORATED

Date: May 10, 2006	By:	/s/ ED H. BOWMAN, JR.
Ed H. Bowman, Jr. Chief Executive Officer and President

Date: May 10, 2006	By:	/s/ BARRY L. EDWARDS
Barry L. Edwards Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger among SOURCECORP, Incorporated, Corpsource Holdings, LLC and Corpsource Mergersub, Inc. dated as of March 7, 2006 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 8, 2006)

2.2	Amendment No. 1 to Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 4, 2006)

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

4.3	Amendment to Rights Agreement dated as of March 7, 2006 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 8, 2006)

31.1	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

31.2	Certification Pursuant to section 302 of Sarbanes-Oxley Act.

32.1	Certification Pursuant to section 906 of Sarbanes-Oxley Act.

32.2	Certification Pursuant to section 906 of Sarbanes-Oxley Act.